Form 10-K
period 1993-12-31
POPE & TALBOT INC /DE/
filed 1994-03-30
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
For the fiscal year ended December 31, 1993
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

                         Commission File Number 1-7852

                                POPE & TALBOT, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  94-0777139
- ---------------------------------          ---------------------------------
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

1500 SW 1st Avenue, Portland, Oregon                     97201
- ----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (503) 228-9161

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each Exchange
     Title of each class                    on which registered
     -------------------                   ---------------------
Common Shares, par value $1.00             New York Stock Exchange
Common Shares, par value $1.00             Pacific Stock Exchange
6% Convertible Subordinated Debentures,
 Due March 1, 2012                         New York Stock Exchange
8-3/8% Debentures, Due June 1, 2013         None

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No _____

The aggregate market value of voting stock held by nonaffiliates of the registrant is $361,801,079 as of March 14, 1994 ($28.625 per share).

                                   13,355,680
      -------------------------------------------------------------------
      (Number of shares of common stock outstanding as of March 14, 1994)

Part I and Part II incorporate specified information by reference from the annual report to shareholders for the year ended December 31, 1993. Part III incorporates specified information by reference from the proxy statement for annual meeting of shareholders on April 25, 1994.

                                     PART I

Item 1.  Business

INTRODUCTION AND DEVELOPMENTS IN 1993

       Pope & Talbot is engaged principally in the wood products and pulp and paper businesses. The Company's wood products business involves the manufacture and sale of standardized and specialty lumber and wood chips. In its pulp and paper business, the Company manufactures and sells a full line of private label consumer tissue and disposable diaper products, bleached kraft pulp for newsprint and writing paper, and brokers wood chips. During 1993, wood products accounted for approximately 48 percent of the Company's revenues, consumer tissue accounted for 17 percent, disposable diapers 27 percent and bleached kraft pulp and brokered wood chips 8 percent.

       The Company, a Delaware corporation, was originally incorporated as a California corporation in 1940. It is the successor to a partnership formed in San Francisco, California in 1849 that acquired its first timberlands and opened a lumber mill in the Seattle, Washington area in 1853. Subsequently, the Company developed a lumber business based on timberland and facilities in the U.S. Pacific Northwest, British Columbia, Canada, and the Black Hills region of South Dakota and Wyoming.

       Since the mid-1980s, the Company has reduced its dependency on timber from the Pacific Northwest, where environmental concerns about the preservation of old-growth forests have sharply restricted the availability and increased the cost of public timber. At the same time, the Company has increased its operations in regions of more stable timber supplies, particularly in British Columbia and the Black Hills region of South Dakota and Wyoming. In 1985, the Company distributed its timber and land development properties in the State of Washington to its stockholders through interests in a newly formed master limited partnership. In 1990, the Company sold its Oregon sawmill, and the Company has since sold its remaining Oregon timberlands. In 1992, the Company acquired a 225 million board feet capacity sawmill and related timber cutting rights in Castlegar, British Columbia. The Company currently operates six sawmills with an estimated annual capacity of 785 million board feet, of which approximately 80% is located in British Columbia and the Black Hills.

       In order to expand and broaden its sources of revenue, the Company acquired its pulp, consumer tissue and disposable diaper businesses in the late 1970s and 1980s. The Halsey, Oregon pulp mill produces bleached kraft pulp which is sold in the open market and to newsprint and writing paper manufacturers in the Pacific Northwest. The Company's private label tissue business manufactures towels, napkins, bathroom tissue and facial tissue from recycled paper at two mills in the U.S. Disposable diapers are produced by the Company at four mills in the U.S. The Company sells its tissue and diaper products under private labels to supermarkets, drugstores, mass merchandisers and food and drug distribution companies. In 1992, the Company commenced a program to reduce costs and improve operating efficiencies in these businesses, resulting in the consolidation of one tissue mill and one diaper plant. The Company is also presently in the process of making significant product and cost improvements to its pulp mill.

       The businesses in which the Company is engaged are extremely competitive, and a number of the Company's competitors are substantially larger than the Company with correspondingly greater resources. In particular, competition in the tissue products and disposable diaper markets is extremely strong, both in terms of price and product innovation. See "Pulp and Paper Products Business - Paper Products."

       Environmental regulations to which the Company is subject require the Company from time to time to incur significant expenditures. In addition, as discussed herein, environmental concerns have in the past materially affected the availability and cost of raw materials used in the Company's business. See "Wood Products Business."

WOOD PRODUCTS BUSINESS

       The Company's wood products business involves the manufacture and sale of standardized and specialty lumber and wood chips. The Company's principal wood product categories and the sales generated by each over the past three years are set forth in the following table:

                                               Thousands
                                   --------------------------------
Classes of Wood Products           1993          1992          1991
- ------------------------           ----          ----          ----
Lumber                           $256,842      $176,544      $120,336
Wood chips                         29,695        26,376        23,137
Logs and other                     13,498        11,247         9,544
                                  -------       -------       -------
  Total wood products sales      $300,035      $214,167      $153,017
                                  =======       =======       =======


       In 1993, lumber revenues increased $80.3 million, or 45 percent, compared with 1992. These increased revenues in 1993 were due mainly to higher lumber sales prices, but also to greater lumber sales volumes due to operating the Castlegar, British Columbia sawmill throughout 1993. In 1992, lumber revenues increased $56.2 million, or 47 percent, compared with 1991. These increased revenues were due to higher lumber sales volume, primarily from the second quarter acquisition of the Castlegar, British Columbia sawmill, combined with higher lumber sales prices.

       The Company's lumber products consist principally of boards and dimension lumber, some of which are specialty, value-added items, such as stress-rated lumber. Wood chips and other similar materials are obtained as a by-product of the Company's lumber operations. Wood chips are also obtained from direct chipping of whole logs.

       The principal sources of raw material for the Company's wood products operations are timber obtained through long-term cutting licenses on public lands, logs purchased in open log markets, timber offered for sale via competitive bidding by federal and state agencies and private sources, and timber purchased under long-term contracts to cut timber on private and public lands.

       Approximately 80% of the Company's current lumber capacity is located in regions of relatively stable timber supply, namely Canada and the Black Hills region of South Dakota and Wyoming. In Canada, timber requirements are obtained primarily from the Provincial Government of British Columbia under long-term timber harvesting licenses which allow the Company to remove timber from defined areas annually on a sustained yield basis. Approximately 15 percent of the Company's Canadian log requirements are satisfied through open market log purchases. In the Black Hills, the Company obtains its timber from various public and private sources under long-term timber harvesting contracts in addition to buying logs on open markets. Under these licenses and contracts, prices are subject to periodic adjustment based upon formulas set forth therein. Additionally, the Provincial Government of British Columbia has the authority to modify prices and harvest volumes at any time. In the Northwest, the Company obtains its timber primarily via competitive bidding on timber offered by federal and state agencies and private sources. Decreased availability of federal timber caused primarily by pressures from environmental groups to curtail harvests from public lands, thereby protecting old-growth forests, combined with strong export demand for logs, has resulted in reduced wood supplies in Oregon and Washington, particularly affecting the Company's Port Gamble sawmill. The Northwest's highly competitive log supply environment caused the Company to reduce production at its Port Gamble sawmill to 74% of capacity in 1993. Although no assurances can be given, the Company believes that purchases from public agencies and private sources, in addition to its existing long-term cutting rights, will be adequate to sustain current lumber production levels at the Company's sawmills, with the exception of Port Gamble which will continue to operate based upon log availability.

       Marketing and Distribution. The Company's lumber products are sold primarily to wholesalers. Wood chips produced by the Company's sawmills are sold to manufacturers of pulp and paper in the U.S. and Canada. Sales of logs are made to other domestic forest products companies and to international trading companies.

       Marketing of the Company's wood products is centralized in its Portland, Oregon offices. The Company does not have distribution facilities at the wholesale or retail level. The Company sold wood products to numerous customers during 1993, the ten largest of which accounted for approximately 32% of total wood products sales. No wood products customer accounted for more than 10% of the Company's revenues in 1993.

       Backlog. The Company maintains a minimal finished goods inventory of wood products. At December 31, 1993, orders were approximately $11.2 million, compared with approximately $8.9 million at December 31, 1992. This was an average order file for the Company and generally would be shipped in two weeks to one month. The increase from 1992 to 1993 reflects increased lumber sales prices.

       Competition. The wood products industry is highly competitive, with a large number of companies producing products that are reasonably standardized. There are numerous competitors of the Company that are of comparable size or larger, none of which is believed to be dominant. With the 1992 Castlegar sawmill acquisition, the Company believes it is one of the larger lumber producers in North America. The principal means of competition in the Company's wood products business are pricing and an ability to satisfy customer demands for various types and grades of lumber and other finished products.

       For further information regarding amounts of revenue, operating profit and loss and identifiable assets attributable to the wood products industry segment, see Note 11 of "Notes to Consolidated Financial Statements" in the Company's 1993 Annual Report to Shareholders.

PULP AND PAPER PRODUCTS BUSINESS

       The Company's principal pulp and paper products categories and the sales generated by each over the last three years are set forth in the following table:

                                                       Thousands
                                             ----------------------------
Classes of Pulp and Paper Products           1993        1992        1991
- ----------------------------------           ----        ----        ----
Tissue products                            $105,040    $114,647    $138,551
Disposable diapers                          170,128     139,515     118,511
Bleached kraft pulp                          40,319      63,410      74,885
Brokered wood chips                          13,404      12,606      17,311
                                            -------     -------     -------
  Total pulp and paper products sales      $328,891    $330,178    $349,258
                                            =======     =======     =======

       Pulp and paper revenues were essentially unchanged from 1992 to 1993 as increased disposable diaper revenues were offset by lower tissue and pulp revenues. The improved diaper revenues resulted from a 21 percent increase in sales volume. Tissue and pulp volumes were off approximately 8 percent and 28 percent, respectively, from 1992 to 1993, while tissue prices dropped 1 percent and pulp prices fell 12 percent during this same period. Pulp and paper revenues decreased $19.1 million, or 5 percent, from 1991 to 1992, due mainly to tissue and pulp volume and price reductions. From 1991 to 1992, tissue and pulp volumes fell approximately 12 percent and 8 percent, respectively, while prices dropped 6 percent for tissue and 9 percent for pulp. Diaper improvements from 1991 to 1992 only partially offset the tissue and pulp reductions as diaper volumes and average prices increased 10 percent and 6 percent, respectively.

       1.  PAPER PRODUCTS

       The Company produces a full line of private label consumer tissue products including towels, napkins, bathroom tissue, and facial tissue. The Company also produces disposable diapers. All of these products are sold under private and controlled labels.

       The raw material for the Company's tissue mills is wastepaper purchased from wastepaper dealers located in the upper Midwest, mid- Atlantic and, to a lesser extent, on the East Coast. The principal raw material for disposable diapers is fluff pulp, which is produced by pulp and paper manufacturers throughout the United States. The Company believes that there will continue to be an adequate supply of wastepaper and fluff pulp in the foreseeable future.

       Marketing and Distribution. The Company utilizes its own sales force and some retail consumer products brokers to sell its products to supermarkets, drugstores, mass merchandisers and food and drug distribution companies. The Company's products enjoy national distribution; however, the majority are sold east of the Rocky Mountains. Sales to the Company's ten largest paper products customers represented 54 percent of tissue products and diaper sales in 1993. No single paper products customer accounted for 10 percent or more of total Company revenues in 1993.

       Backlog. The Company carries a minimal finished goods inventory in tissue products and disposable diapers. At the end of 1993 the order file was approximately $13.3 million compared to a backlog of approximately $7.9 million at December 31, 1992. The higher order backlog at year-end 1993 than year-end 1992 relates to timing of order receipts and is not indicative of a business trend. This backlog is generally shipped in less than one month.

       Competition. The tissue market is extremely competitive, with approximately 10 major producers. Of these, James River Corporation, Scott Paper Company, Procter & Gamble Corporation and Fort Howard Paper Company are dominant and account for approximately 64 percent of the market. Within the tissue market, the Company estimates that the private label tissue segment accounts for approximately 9 percent to 22 percent of the total, depending on the product.

       In the tissue business, continued low industry operating rates resulting from industry capacity increases in recent years which have exceeded demand growth, coupled with aggressive pricing by tissue producers, has resulted in an extremely competitive tissue pricing environment. The Company's tissue mills operated at 97 percent of capacity in 1993. Overall, prices for the Company's tissue have fallen an average 13 percent from 1989 when tissue prices first began to decline. This 13 percent price reduction includes decreases of 6 percent in 1992 and 1 percent in 1993.

       Of the disposable diaper market, the Company estimates that approximately 82 percent is in branded products, with the remaining 18 percent relating to private label products. There are four major producers in the disposable diaper business. Procter & Gamble and Kimberly- Clark are dominant with a combined 76 percent of the market, all of which is in branded products. Paragon Trade Brands, Inc. is the largest producer in the private label market segment, followed by the Company with approximately 4 percent of the disposable diaper market.

       National branded manufacturers have introduced numerous and frequent product innovations that have resulted in major improvements in infant disposable diaper absorbency, leakage prevention and fit. The national branded manufacturers have substantially larger research and development budgets than the Company and are able to develop product innovations more rapidly than the Company and may thereby gain market share at the Company's expense. While in recent years the Company has been able to introduce product enhancements comparable to those introduced by the national branded manufacturers, there can be no assurance that the Company will be able to continue to introduce comparable product innovations on a profitable basis or that the Company will continue to be able to introduce such product innovations at the pace required to remain competitive with the national branded manufacturers.

       The Company believes that its national distribution capabilities, its full product line and its reputation as a private label supplier enhance its market efforts.

       2.  PULP PRODUCTS

       The Company owns a pulp mill and supporting facilities at Halsey, Oregon. This mill produces bleached kraft pulp which is sold in various forms in the open market and to newsprint and writing paper manufacturers in the Pacific Northwest. The mill also produces a flash dried pulp which is sold in the open market. In conjunction with the fiber acquisition program for the pulp mill, the Company brokers pulp chips for sale primarily into the export market. The total annual capacity of the mill is 180,000 air dry metric tons; 109,000 metric tons were produced in 1993 and 152,000 metric tons were produced in 1992. The Company's pulp business was affected in 1992 and to a greater extent in 1993 by high wood chip costs, weak demand, and declining pulp prices.

       During 1992 construction began at Halsey on a $24 million oxygen delignification project to reduce both the use of chlorine in the bleaching process and dioxin discharges. This multi-year project, which was necessary to comply with an agreement entered into with the Oregon Department of Environmental Quality on meeting target emission levels, was completed in late 1993.

       Since 1985 the Company has had a pulp supply contract with James River Corporation ("James River") to supply pulp in slush form to a tissue facility owned by James River adjacent to the Company's pulp mill. James River began production of its own recycled pulp at Halsey in 1992, and correspondingly reduced its consumption of pulp from the Company's pulp mill in 1992 and completely phased out of its Halsey pulp consumption in 1993. Approximately 10,000 metric tons were sold to James River in early 1993 compared to 31,000 in 1992.

       As a result of depressed world pulp prices, selective downtime was taken in lieu of selling pulp in the open market to replace the lost James River tonnage. Because of the lost James River volume and the related decision to take selective downtime, the Halsey pulp mill operated at 60 percent of capacity in 1993.

       Weyerhaeuser Company ("Weyerhaeuser") presently owns a pulp mill, which it has announced it intends to upgrade and expand, located adjacent to the North Pacific Paper Company ("Norpac") newspaper manufacturing facility in Longview, Washington. Weyerhaeuser is a part owner of Norpac. The Company believes that completion of the upgrade and expansion project by Weyerhaeuser at its pulp mill will occur in 1995 or later. At that time, there is a significant possibility that Norpac will begin to satisfy a portion of its pulp needs from the Weyerhaeuser mill, and at the same time substantially reduce the quantity of pulp it purchases from the Company at the Halsey mill. In 1993, Norpac purchased approximately 46,000 metric tons of pulp from the Company.

       In order to provide additional sales flexibility and attempt to improve margins through higher value products, the Company initiated mill modifications in 1993 totaling $41 million, which will be completed in early 1994 to improve pulp quality and expand pulp drying capabilities. These modifications are in addition to the $24 million oxygen delignification project. These mill improvements will allow the Company to expand its pulp product offerings and to dry its total pulp production, thus providing greater access to new pulp markets within and outside the Pacific Northwest, which has historically been the Company's primary pulp market region. Given these mill improvements, management does not anticipate that elimination of the James River sales volume will have a material adverse effect on the Company's pulp business.

       The pulp mill modifications mentioned previously made it possible for the Company to enter into a significant pulp supply agreement in the third quarter of 1993. Under this agreement, late in the fourth quarter of 1993 the Company began supplying pulp to a writing grade paper mill which reopened in January 1994. The paper mill was recently purchased from its former owners by a group of private investors. All output from the paper mill will be sold to one customer. It has been anticipated that ultimately the paper mill would purchase pulp from the Company in significant quantities, depending on sales by the paper mill to its customer. However, to date pulp purchases have not been at this level. In the event that the paper mill's sales to its customer are adversely impacted for any reason, sales of the Company's pulp may be adversely impacted. It is also anticipated that a portion of the pulp sold to the paper mill will be produced from sawdust and hardwood chips, which have historically been less expensive than softwood chips, which has been the primary raw material for the pulp mill. Pricing for this pulp will be computed using a formula based on prices for white paper. Based on prices in effect for white paper at the end of 1993, the price that pulp would be sold under this agreement would be 8 percent higher than the average pulp price the Company obtained for its pulp at the end of 1993.

       Substantially all of the Company's wood chip and sawdust requirements for the Halsey pulp mill are satisfied through purchases by the Company from third parties. The Company has long-term chip supply contracts with sawmills in the Pacific Northwest.

        Environmental concerns over timber harvests, which have caused high log costs for the Company's Port Gamble sawmill, have also caused higher chip costs and reduced chip availability from historic sources at the Halsey pulp mill over the last three years. In order to maintain an adequate supply of wood fiber for the mill, the Company has expanded its geographic base from which it obtains the softwood chips normally used as the primary raw material for the pulp mill. The Company has also expanded the capability of using sawdust and hardwood chips, which historically have been less expensive than softwood chips, as raw materials for a portion of the production. In order to maintain an adequate supply of chips for the anticipated 60 percent of the pulp mill's production which will remain based on softwood chips, the Company will continue to use an expanded geographic base to obtain chips, adding to their cost. Unless environmental restrictions on timber harvests are relaxed, chip prices likely will remain high, and sawdust and hardwood chip prices may also increase. The Company believes that these third-party chip purchases, in addition to its whole-log chipping capabilities, will be adequate for the Halsey pulp mill in the foreseeable future.

       Marketing and Distribution. The Company utilizes its own sales force and pulp brokers to sell its pulp products. Substantially all of the Company's pulp products are sold in the Northwest. In 1993, sales to Norpac represented 46 percent of the Company's pulp revenues, sales to James River represented 7 percent of the Company's pulp revenues, and the remaining eight largest customers accounted for an additional 37 percent of pulp revenues. No single pulp customer accounted for 10 percent or more of total Company revenues in 1993.

       Backlog. The Company's pulp customers typically enter into one- to three-year contracts and provide the Company with annual estimates of their requirements. More definite orders are placed by these customers on a quarterly basis. As of December 31, 1993, the Company's backlog of orders for pulp products for delivery during the first quarter of 1994 was $19 million, compared to a backlog of approximately $15 million at December 31, 1992. This increase was due primarily to scheduled pulp sales volume resulting from the third quarter 1993 pulp supply agreement mentioned previously.

       Competition. The pulp industry is highly competitive, with a substantial number of competitors having extensive financial resources, manufacturing expertise and sales and distribution organizations, most of which are larger than the Company, but none of which is believed to be dominant. The principal methods of competition in the pulp market are price, quality, volume, reliability of supply and customer service.

       For further information regarding amounts of revenue, operating profit and loss and identifiable assets attributable to the pulp and paper products industry segment, see Note 11 of "Notes to Consolidated Financial Statements" in the Company's 1993 Annual Report to Shareholders.

ENVIRONMENTAL MATTERS

       The Company's wood products and pulp and paper businesses are subject to federal, state and Canadian pollution control regulations that have required, and are expected to continue to require, significant expenditures.

       During the fiscal year ended December 31, 1993, the Company's capital expenditures for environmental control amounted to approximately $23.4 million. Additionally, expenditures for such purposes are expected to be $2 million and $4 million for the years ending December 31, 1994 and 1995, respectively. The expenditures in 1993 represent primarily the costs necessary to complete the oxygen delignification project at the Halsey, Oregon pulp mill. $16 million of the oxygen delignification project was financed by a note payable to the State of Oregon under the State's Small Scale Energy Loan Program (SELP).

       In response to environmental concerns in Western Oregon and Western Washington, specifically the preservation of old-growth forests, substantial amounts of federal timberlands have been set aside as wilderness areas. This has affected and may continue to affect the amount and cost of timber obtainable from public agencies in this region. Currently, the Company's exposure in this region is the Port Gamble, Washington sawmill and the Halsey, Oregon pulp mill. The carrying value of the Port Gamble sawmill was written down in 1990 as a result of its inability to obtain adequate timber supply; the sawmill now operates based upon log availability. The Halsey pulp mill is also affected by the decrease in timber availability, since its primary raw materials, wood chips and to a greater extent beginning in 1994, sawdust and hardwood chips, are by-products of the lumber manufacturing process. It is management's opinion that, based on existing wood chip and sawdust availability both within the Willamette Valley region of Oregon and from other sources discussed previously, wood chip and sawdust resources will be adequate for the Company's requirements at the Halsey pulp mill in the foreseeable future. It is also management's opinion that the reduced availability of public timber in Western Washington will have little, if any, additional impact on the Company's Port Gamble operations.

       In 1992, the Company was contacted by the local governmental owner of a vacant industrial site in Oregon on which Pope & Talbot previously conducted business. The owner informed the Company that the site has been identified as one containing creosote and coal tar, and that it plans to undertake a voluntary clean-up effort of the site. The owner has requested that the Company participate in the cost of the cleanup. The Company, in conjunction with an environmental consultant, performed in 1993 a preliminary assessment of soil contamination on the site. The results of this study indicate there is some soil contamination present from creosote and coal tar as well as pollutants from other sources, and that the responsibility for the contamination is not clear. The estimated cost of cleaning up this site and the Company's liability, if any, has yet to be determined.

EMPLOYEES

       The Company currently employs approximately 3,100 employees of whom 2,600 are paid hourly and a majority of which are members of various labor unions. Approximately 47 percent of the Company's employees are associated with the Company's wood products business, 51 percent are associated with the Company's pulp and paper business and 2 percent are corporate management and administration personnel.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

       The Company's foreign manufacturing operations consist of three lumber mills located in Canada. The Company's primary exports are disposable diapers sold to Canada and brokered wood chips sold to Japan. The Company's export sales from the United States were $29.1 million for 1993, $19.3 million for 1992 and $19.4 million for 1991. Of the 1993 export sales, 56 percent were to Canada and 32 percent were to Japan.


       Financial information regarding the Company's domestic and foreign operations is included in Note 11 of "Notes to Consolidated Financial State-ments" on page 32 of the Company's 1993 Annual Report to Shareholders.

Item 2.  Properties

WOOD PRODUCTS PROPERTIES

       1.  Mills and Plants

       The following tabulation briefly states the location, character, capacity and 1993 production of the Company's primary wood products manufacturing facilities:

                     Type of       Estimated Annual             1993
Location              Plant          Capacity (1)            Production
- ---------            -------       ----------------      -------------------
Port Gamble, WA    Lumber mill    150,000,000 bd. ft.    111,000,000 bd. ft.
Port Gamble, WA    Alder chip     130,000 bone dry       16,000 bone dry
                    facility (2)   units                  units
Spearfish, SD      Lumber mill    110,000,000 bd. ft.    110,000,000 bd. ft.
Newcastle, WY      Lumber mill     30,000,000 bd. ft.     31,000,000 bd. ft.
Grand Forks, BC    Lumber mill    120,000,000 bd. ft.    112,000,000 bd. ft.
Midway, BC         Lumber mill    150,000,000 bd. ft.    148,000,000 bd. ft.
Castlegar, BC      Lumber mill    225,000,000 bd. ft.    214,000,000 bd. ft.

   ________________________________________________________________________

 (1) Based on normal industry practice of operating two shifts, five days per week for lumber mills except for the Newcastle, Wyoming mill which is based upon one shift, five days per week. Assumes two shifts, five days per week for the alder chip facility.

 (2) Wood chips are also produced as a result of the operation of the Company's lumber mills. It is estimated that the aggregate annual capacity for such production is 440,000 bone dry units. In 1993, 396,000 bone dry units were produced.

       The Company believes that its wood products manufacturing facilities are adequate and suitable for current operations. Nevertheless, the Company is committed to continually improving its manufacturing facilities as evidenced by the Castlegar lumber mill modernization completed in 1993.

       The Company owns all of its wood products manufacturing facilities except that it leases the ground on which the Port Gamble facilities are located from Pope Resources, A Delaware Limited Partnership, pursuant to a 20-year lease entered into in December 1985.

       2.  Timber and Timberland

       Restructuring activities in 1992 resulted in the sale of approximately 21,800 acres of primarily immature timber in Oregon. The Company no longer owns any timberland in the Pacific Northwest.

PULP AND PAPER PROPERTIES

       1.  Tissue and Diaper Mills

       The following table briefly states the location, character, capacity and 1993 production of the Company's tissue and diaper products manufacturing facilities:

                              Estimated Annual               1993
Location                          Capacity    (1)         Production
- --------                      ----------------            ----------
Tissue Products
- ---------------

  Eau Claire, Wisconsin           55,000 tons                54,000 tons
  Ransom, Pennsylvania            55,000 tons                53,000 tons

Diapers
- -------

  Shenandoah, Georgia        267,000,000 diapers        177,000,000 diapers
  Eau Claire, Wisconsin      265,000,000 diapers        248,000,000 diapers
  Oneonta, New York          393,000,000 diapers        364,000,000 diapers
  Porterville, California    358,000,000 diapers        267,000,000 diapers

Incontinents
- ------------

  Shenandoah, Georgia        126,000,000 pads            26,000,000 pads

   _____________________________________________________________________

 (1) Based on normal industry practice of operating three shifts per day, seven days per week, less scheduled downtime.

       The Company believes that its tissue and diaper manufacturing facilities are adequate and suitable for current operations. The Company completed installation of equipment in 1993 to produce diaper training pants at its Shenandoah, Georgia diaper facilities.

       The Company owns all of its tissue and diaper production facilities, except that it leases the building which contains the Shenandoah diaper and incontinent production facilities.

       2.  Pulp Mill

       The Company owns a bleached kraft pulp mill near Halsey, Oregon. In 1993, 109,000 air dry metric tons of pulp were produced, compared with an estimated annual capacity of 180,000 metric tons. During 1993 the Company (1) began installation of a conventional Flakt pulp dryer costing approximately $37 million which will be completed in the first quarter of 1994 and will allow the mill to produce market pulp in a form suitable for shipping to markets outside the Pacific Northwest, (2) completed the installation of an oxygen delignification system which, in addition to permitting the Company to meet the Oregon State Department of Environmental Quality dioxin discharge limitations, will improve pulp quality and slightly improve brightness, and (3) made certain modifications to its bleach plant at the Halsey mill which will also result in pulp quality and brightness improvements. The Flakt pulp dryer will require additional 1994 spending of approximately $13 million. With the completion of the above mentioned capital projects, the Company believes that its pulp facility is adequate and suitable for current operations.

Item 3.  Legal Proceedings

       In 1985, stockholders of the Company approved a Plan of Distribution pursuant to which all of the Company's timber properties and development properties and related assets and liabilities in the State of Washington were transferred to newly-formed Pope Resources, A Delaware Limited Partnership, with interests in the partnership distributed to the Company's stockholders on a pro rata basis.

       The Company assigned to the assets transferred a distribution value for federal income tax purposes based upon the public trading price of the partnership interests at the time of distribution. The Internal Revenue Service has asserted that the Company owes additional federal income tax in the amount of approximately $14 million (plus applicable interest) in connection with this transaction and the Company has disputed this asserted tax liability. The issue is scheduled to be heard in U.S. Tax Court during the third quarter 1994. The Company will vigorously contest the assessed tax liability through independent tax counsel. It is management's opinion, based upon consultation with independent tax counsel, that the additional tax due in this matter, if any, will ultimately be significantly less than the assessed amount and will not have a material adverse effect on the Company's financial position. The final tax settlement, if any, will be recognized as a reduction in equity with respect to the partnership transaction.

        In September 1992, Kimberly-Clark sued in the U.S. District Court for the Western District of Washington, alleging that diapers manufactured by the Company infringe a U.S. patent that has been assigned to Kimberly-Clark. The Company is vigorously defending the litigation, on the basis that the patent is invalid and unenforceable. The Company is also defending on the basis that its products do not infringe the patent (even if it is determined to be valid and enforceable). The Company has significant arguments to defend its position of non-infringement, and has already prevailed on a motion for partial summary judgment that substantially narrowed the scope of the asserted patent. If the patent is found to be both valid and infringed, damages could consist of a reasonable royalty on the sales of infringing products and/or profits lost by Kimberly-Clark as a result of infringement. Kimberly-Clark has also requested an injunction to prohibit future sales of any products ultimately found to infringe the patent if the Company declines to accept Kimberly-Clark's offer to license the patent. The impact of any such injunction could be limited by accepting a patent license from Kimberly-Clark. The Company does not expect that the ultimate resolution of this matter will have a material adverse impact on the financial position or results of operations of the Company. Kimberly-Clark has also threatened additional litigation with respect to a related patent, which may issue from the U.S. Patent & Trademark Office. The patent that is the basis for the threatened litigation has not yet been issued and its scope has not yet been determined.

Item 4.  Submission of Matters to a Vote of Security Holders

       Not applicable.

           EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

       In addition to the executive officers who are also directors of the Company, there are the following executive officers who are not directors.

CARLOS M. LAMADRID, 58, Senior Vice President - Finance, Secretary, Treasurer and Chief Financial Officer since August 1987.

MICHAEL FLANNERY, 50, Group Vice President - Wood Products Division since August 1987.

WILLIAM G. FROHNMAYER, 55, Group Vice President - Fiber Products since August 1987.

ROBERT L. VANDERSELT, 47, Group Vice President - Consumer Products Division since September 1991; August 1990 to September 1991 President, CKI Consulting (a management consulting firm); September 1988 to August 1990 President, Scott Worldwide Food Service, Scott Paper Company (a diversified consumer paper company).

RICHARD N. MOFFITT, 46, Vice President - Human Resources since June 1987.

All officers hold office at the pleasure of the Board of Directors.


                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

       Pope & Talbot, Inc. common stock is traded on the New York and Pacific stock exchanges under the symbol POP. The number of shareholders at year-end 1993 and 1992 were 1,398 and 1,576, respectively. The high and low sales prices for the common stock on the New York Stock Exchange and the dividends paid per common share for each quarter in the last two fiscal years are shown below:

                          Sales price per share
                          ---------------------      Cash dividends
                            High         Low           per share
                           ------       -----        --------------
       1993
       1st Quarter          $28-1/8      $16                $.19
       2nd Quarter           26-7/8       21-1/2             .19
       3rd Quarter           25-1/2       20                 .19
       4th Quarter           29-7/8       20-7/8             .19
                                                             ---
                                                            $.76

       1992
       1st Quarter          $19-3/4      $15-1/4            $.19
       2nd Quarter           19-3/4       14-5/8             .19
       3rd Quarter           15-7/8       13-5/8             .19
       4th Quarter           16-7/8       13-3/8             .19
                                                             ---
                                                            $.76

ITEM 6.  SELECTED FINANCIAL DATA

       Information required by Item 6 of Part II is presented in the table entitled "Five Year Summary of Selected Financial Data" on page 14 of the Company's 1993 Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

       An exceptionally strong lumber market and record earnings in diapers more than offset losses in tissue and pulp to return Pope & Talbot to profitability in 1993, after two years of losses. Pope & Talbot's earnings for 1993 were $21.0 million, or $1.80 per share ($1.67 on a fully diluted basis), up from 1992's loss of $2.3 million, or $.19 per share. Operations contributed $21.6 million, or $1.85 per share in 1993; however, also included was a net charge of $562,000, or $.05 per share, reflecting the cumulative effect of accounting changes adopted in 1993. See Note 1 of Notes to Consolidated Financial Statements for an explanation of the accounting changes.

       Widely divergent business environments affected Pope & Talbot's businesses during 1993. An improving housing industry, combined with sharply curtailed timber harvests in the Pacific Northwest as a result of environmental pressures, produced lumber prices that were 34 percent higher on average in 1993 than 1992, resulting in the best wood products earnings in the Company's history. Demand for the Company's disposable diapers remained strong in 1993 and, combined with only minor price reductions as a result of competitors' price reduction efforts, resulted in record profits for the diaper business. Conversely, tissue produced a loss for the second year in a row, as extremely competitive conditions in the tissue industry continued, and world pulp markets remained poor, resulting in losses from our pulp business for the third consecutive year.

       Revenues reached a record $628.9 million in 1993, a 16 percent increase from $544.3 million in 1992. Higher lumber sales prices in wood products was the most significant factor impacting the revenue increase. In pulp and paper, revenue gains from higher diaper sales volumes were largely offset by poor pricing and demand for tissue and pulp.

Liquidity and Capital Resources

       Capital spending, largely to expand drying capabilities, improve pulp quality and to meet environmental requirements at the Company's Halsey, Oregon pulp mill, increased the debt-to-total-capitalization ratio to 42 percent at year-end 1993, from 34 percent at the end of 1992. The Company continues to have available $95 million under existing credit agreements, of which $11 million was borrowed at December 31, 1993.

       The Company's primary sources of internally generated cash are operating income plus depreciation; the principal external source of cash is debt financing. Cash generated from operations was $36.9 million in 1993. Additionally, during 1993 the Company completed an offering of $75 million of 8 3/8 percent, 20-year debentures, and received $16 million at 6.55 percent from the State of Oregon under the State's Small Scale Energy Loan Program.

See Note 4 of Notes to Consolidated Financial Statements for further long-term debt information and subsequent years' debt repayment schedules. These cash resources were used to finance $82.6 million of capital expenditures, $8.9 million for the payment of dividends, and to reduce borrowings on the Company's lines of credit including repayment of $45.0 million on the Company's unsecured revolving-credit agreement. Scheduled long-term debt repayments were $500,000 in 1993 and are anticipated to be $901,000 in 1994. The most significant capital improvement projects included $47 million to improve pulp quality, expand drying capabilities and reduce both the use of chlorine in the bleaching process and the discharge of dioxins from the Halsey pulp mill. The project to reduce chlorine usage and dioxin discharges is necessary to comply with an agreement entered into with the Oregon Department of Environmental Quality on meeting target dioxin emission levels. Other significant projects during 1993 included completion of the first phase of a project to improve raw material utilization at the Castlegar, B.C. sawmill, installation of equipment to produce diaper training pants and other cost reduction and product improvement projects for the Company's diaper business.

       At December 31, 1993, the Company had numerous capital projects in process at its facilities. It is expected that $25 million will be required to complete approved projects, including those in progress at year-end. The principal projects included in this amount are for completion of the pulp drying improvements at Halsey and the completion of diaper cost reduction projects. In addition, the Company anticipates that additional capital projects will be undertaken during 1994, primarily to sustain existing operations. Projected 1994 capital spending is expected to be funded with internally generated cash, supplemented with borrowings on the Company's lines of credit.

       The December 31, 1993 current ratio remained essentially unchanged from year-end 1992 at 1.7 to 1. Significant changes in the components of working capital included increases in accounts receivable, inventories, and income taxes payable. Accounts receivable increased primarily due to a $6.1 million United States income tax refund receivable. Inventories increased approximately $21.6 million. Significant changes in inventory balances include a change in accounting for supplies inventories and higher log volumes from taking advantage of buying opportunities. Income taxes payable increased approximately $9.2 million reflecting higher current income taxes payable on higher earnings in Canada.

       The impact of fluctuations in foreign currency exchange rates have not had, and are not expected to have, a significant effect on the Company's liquidity or results of operations.

Results of Operations

Wood Products

       The Company's wood products business, which in 1993 comprised 48 percent of consolidated revenues, generated operating profit of $62.1 million in 1993, a sharp increase over earnings of $15.3 million in 1992, and a loss of $1.1 million in 1991. The 1993 earnings were more than double the previous best wood products earnings of $29.9 million reported in 1979. Housing starts, which historically have been a significant factor in the profitability of the wood products business, have improved in conjunction with the general economy and lower interest rates. Housing starts have increased from 1.0
million in 1991 to 1.2 million in 1992 and 1.28 million in 1993.   Although
these improvements in the housing market were a factor in the improved lumber sales prices, this alone was not adequate to generate the sales price increases and earnings improvements realized in 1993. A more significant factor continues to be the significantly curtailed harvest levels for timber from federal lands in the Pacific Northwest as a result of continuing environmental pressures to reduce timber harvests. During 1991, log costs increased as a result of constricting supply from federal lands. During 1992, lumber sales prices increased to offset these log cost increases and returned the relationship of log costs to sales prices to more historic levels. As log supplies, and consequently lumber supplies, tightened further in 1993, sales prices rose substantially. During 1993, log costs for the Company's United States sawmills increased generally with the increase in lumber sales prices. The Company has shifted much of its timber dependency out of Western Washington and Western Oregon where the environmental concerns over timber harvests have sharply restricted the volume of public timber available, and increased the cost of remaining timber, into regions of more stable timber supplies such as the Black Hills region of South Dakota and Wyoming and British Columbia. Currently, 80 percent of the Company's lumber capacity is in the Black Hills and British Columbia, with the remaining 20 percent representing the Company's Port Gamble, Washington sawmill. In the second quarter of this year, a Presidential Commission issued a proposal for resolving the timber supply situation in the Pacific Northwest. The proposal has been criticized by various environmental and industry groups. At this point, it is uncertain whether the proposal will be adopted. Until a solution is adopted, it is likely that timber supplies will remain restricted in the Pacific Northwest. When an agreement ultimately is reached, it is likely that the ultimately agreed upon harvest levels will be less than historic levels, but more than is currently available.

       During 1992, the United States government imposed a 6.51 percent tariff on Canadian lumber sold in the United States. During 1993, the Company paid approximately $9.2 million under this tariff resulting in higher costs for the approximately 425 million board feet of Canadian lumber sold in the United States. In December 1993, a bi-national commission ruled that there is no basis for this duty. However, this decision may be appealed by the United States Government. At this time, it is unknown if the United States Government will make such an appeal, or if any adjustment to the tariff would be made, either upward or downward, and if any such adjustment would be made retroactive to March 1992, when the tariff was first imposed.

       Lumber sales volume increased to 726 million board feet in 1993, up
9 percent from 669 million board feet in 1992 and 496 million board feet in 1991. The increased lumber volume over the three-year period was due primarily to the mid 1992 acquisition of the 225 million board-feet-per-year Castlegar, B.C. sawmill. With the acquisition of this sawmill, lumber capacity for the Company is now approximately 785 million board feet. The Company's sawmills operated essentially at capacity for 1993, except for the Port Gamble sawmill, which reduced production during the year as a result of lack of acceptably priced timber in relation to end-product prices. Port Gamble is the only Company sawmill in the high-priced timber regions of the Pacific Northwest and the Company, recognizing the limitation on acquiring adequate, acceptably priced timber supplies for the mill, has previously reduced its carrying value to its estimated recoverable value.

       Wood Products revenues climbed to a record $300 million in 1993 from $214.2 million in 1992 and $153 million in 1991. Both 1992 and 1993 revenue increases were a combination of volume increases and higher sales prices.
Sales volumes were up 35 percent in 1992 and 9 percent in 1993 primarily from having the Castlegar sawmill for part of 1992, and for a full year in 1993. Lumber sales prices were up an average of 40 percent for the Company's Canadian sawmills and Port Gamble. These mills, which comprised approximately 80 percent of the Company's total lumber production, compete primarily in the home construction markets which have seen the greatest lumber supply reductions from the Pacific Northwest timber harvest restrictions. The remaining 20 percent of the Company's lumber production comes from two mills located in the Black Hills region of South Dakota and Wyoming. Lumber from these mills goes principally into remodeling markets and competes less directly with Pacific Northwest lumber. Prices for these products rose an average of 17 percent during 1993. Overall, sales prices were up an average of 34 percent in 1993 and 13 percent in 1992.

Pulp and Paper Products

       The pulp and paper segment, which produces private label tissue and disposable diapers as well as market pulp, generated 52 percent of 1993 revenues. Operating profits from pulp and paper have declined from $6.2 million in 1991 to losses of $4.6 million in 1992 and $9.8 million in 1993. Disposable diapers have been increasingly profitable from 1991 through 1993; however, losses in tissue products and market pulp in 1992 and 1993 more than offset diaper profits. Pulp and paper revenues have remained essentially flat over the last three years, with 1993 sales of $328.9 million, 1992 sales of $330.2 million and 1991 sales of $349.3 million. Tissue products and market pulp revenues declined in 1992 and again in 1993 on lower pricing and volumes. Diaper sales volume and selling prices improved in 1992 and in 1993 volume again improved while prices declined slightly.

       Losses in the Company's market pulp business were the most significant factor in the pulp and paper segment's 1993 loss. A combination of an extremely depressed pulp market and the high cost of wood chips, the primary raw material for pulp, resulted in the increasing losses for 1991 through 1993. As a result of the weak markets, many pulp mills in the industry experienced significantly curtailed production rates during 1993. The Company's pulp mill at Halsey operated at 60 percent of capacity in 1993 and 83 percent of capacity in 1992. Historically, the Company had sold pulp to an adjacent tissue facility owned by James River Corporation. Beginning in 1992, James River began producing recycled pulp at Halsey and began phasing out of purchases of the Company's pulp. By mid 1993, James River no longer was purchasing any of the Company's pulp. As a result of depressed world pulp prices, selective downtime was taken in lieu of selling pulp in the open market to replace this lost tonnage. Consistent with world pulp pricing, the Company's sales prices in 1993 were approximately 12 percent below 1992's already depressed prices. Overall, pulp revenues decreased 36 percent to $40.3 million in 1993. Of this decline, approximately $17 million was due to volume reductions, and approximately $6 million was due to price declines. Based on a long-term pulp supply arrangement entered into in 1993, the Company began supplying, in December 1993, pulp to a printing and writing grade paper mill which opened at the beginning of 1994. The mill was purchased recently from its former owners by a group of private investors. The total output of this paper mill will be sold to one customer who will re-market the paper to outside customers. It has been anticipated that ultimately the paper mill would purchase pulp from the Company in significant quantities, depending on sales by the paper mill to its customer. However, to date pulp purchases have not been at this level. In the event that the paper mill's sales to its customer are adversely impacted for any reason, sales of the Company's pulp may be adversely impacted. Pricing for this pulp will be computed using a formula based on prices for white paper. Based on the prices in effect for white paper at the end of 1993, the price that pulp would be sold under this agreement would be 8 percent higher than the average pulp price the Company obtained for its pulp at the end of 1993.

       Environmental concerns over timber harvests, which have caused high log costs for the Company's Port Gamble sawmill, have also caused higher chip costs and reduced chip availability from historic sources at the Halsey pulp mill over the last three years. In order to maintain an adequate supply of wood fiber to the mill, the Company has expanded its geographic base from which it obtains softwood chips and has developed the capability of using sawdust and hardwood chips as raw materials for a portion of the production, which historically have been less expensive than the softwood chips normally used as the primary raw material for the pulp mill. It is anticipated that a portion of the pulp sold to the paper mill will be produced from sawdust and hardwood chips. In order to maintain an adequate supply of chips for the anticipated 60 percent of the pulp mill's production which will remain based on these softwood chips, the Company will continue to use an expanded geographic base to obtain chips, adding to their cost. Unless environmental restrictions on timber harvests are relaxed, chip prices likely will remain high, and sawdust and hardwood chip prices may also increase.

       In the tissue business, continued low industry operating rates resulting from industry capacity increases in recent years which have exceeded demand growth, coupled with aggressive pricing by tissue producers, resulted in a second consecutive loss year for the Company's tissue business. Overall, tissue operated at approximately 97 percent of capacity in 1993. Prices for the Company's tissue products declined in 1992 an average of 6 percent from the already depressed 1991 levels and declined by another 1 percent in 1993. Overall, prices for the Company's tissue have declined an average 13 percent from 1989, when tissue prices first began to decline. During 1992, the Company permanently closed one high-cost tissue facility and instituted cost reduction measures which reduced tissue operating costs in 1993; however, these savings were partially offset by increases in prices paid for wastepaper, the primary raw material for the Company's tissue products.

       Diaper earnings improved substantially in 1993 over already strong earnings in 1992 and 1991. Diaper sales volumes in 1992 were 10 percent greater than 1991. This sales growth continued in 1993, with sales volumes 21 percent ahead of 1992 at a record 1.1 billion diapers. Based on the existing mix of diaper sales, the Company's diaper business operated essentially at capacity in 1993. During 1992, Procter & Gamble, a significant producer of branded disposable diapers, instituted an everyday low price program intended to reduce the shelf package prices to the consumer. Private label disposable diapers, including the Company's, are priced under the pricing umbrella of branded products; however, the Company was generally able to maintain its diaper sales prices in 1993 at 1992 levels, which were on average 6 percent above 1991 levels. In November 1992, the Company closed one of its five diaper facilities and transferred the diaper machines to the remaining facilities. This eliminated the overhead of operating one additional facility while leaving diaper capacity essentially unchanged.

Other Matters

       In 1993, the Company adopted Financial Accounting Standards Board Statement No. 109 on accounting for income taxes. The charge to earnings for adopting this new standard was $2.3 million ($.20 per share) and is reflected as part of the cumulative effect of accounting changes in the Consolidated Statements of Income.

       In 1993, expendable supplies on hand, which previously were charged to expense as purchased, were included in supplies inventories as of January 1, 1993. The cumulative effect of this change in accounting method amounted to $1.8 million ($.15 per share), net of tax, and is reflected as part of the cumulative effect of accounting changes in the Consolidated Statements of Income.

       In November 1992, the Financial Accounting Standards Board issued a pronouncement on Employers' Accounting for Postemployment Benefits. This statement must be adopted by the Company no later than 1994. The Company will adopt the new standard in the first quarter of 1994. The Company has reviewed the pronouncement and does not expect its implementation to have a material effect on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by Item 8 of Part II is presented on pages 20 through 33 of the Company's 1993 Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

       The information required by Item 10 of Part III is presented on page 13 as a separate item entitled "Executive Officers of the Registrant Who are Not Directors" in Part I of this Report on Form 10-K and on pages 2-5 (under the item entitled "Certain Information Regarding Directors and Officers") of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 25, 1994. Such information is incorporated herein by reference.

ITEM 11.  MANAGEMENT REMUNERATION

       The information required by Item 11 of Part III is presented on pages 5-13 of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 25, 1994. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by Item 12 of Part III is presented on pages 2-4 and on page 6 (beginning just after the title "Beneficial Ownership of Over Five Percent of Pope & Talbot Common Stock" on page 6) of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 25, 1994. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by Item 13 of Part III is presented on page 14 (beginning just after the title "Certain Relationships and Related Transactions" on page 14) of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 25, 1994. Such information is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)  Financial Statements
           --------------------
           The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this annual report.

(a)   (2)  Schedules
           ---------
           The financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement schedules are filed as part of this annual report.

(a)   (3)  Exhibits
           --------
           The following exhibits are filed as part of this annual report.

Exhibit No.
- -----------
      (3)  (a)   Certificate of Incorporation, as amended.  (Incorporated
                 herein by reference to Exhibit 3(a) to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1992.)

           (b) Bylaws. (Incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

      (4)  (a)   Indenture dated June 2, 1993, between the Company and Chemical
                 Trust Company of California as Trustee with respect to the Company's 8-3/8% Debentures due 2013. (Incorporated herein by reference to Exhibit 4.1 to the Company's registration statement on Form S-3 filed April 6, 1993.)

           (b) A Revolving Credit Agreement with United States National Bank of Oregon dated July 18, 1990. (Incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

           (c) A Revolving Credit Agreement dated May 6, 1992 with United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank N.A.; and Wachovia Bank of Georgia, National Association. (Incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.)

           (d) Indenture dated March 1, 1987 between the Company and the Bank of California, National Association as Trustee with respect to the Company's 6% Convertible Subordinated Debentures due March 1, 2012. (Incorporated herein by reference to Exhibit 4(d) to the Company's registration statement on Form S-3 filed February 23, 1987.)

           (e) Instrument of Resignation, Appointment and Acceptance dated July 5, 1989 appointing Manufacturers Hanover Trust Company of California as successor trustee with respect to the Company's 6% Convertible Subordinated Debentures due March 1, 2012. (Incorporated herein by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

           (f) Rights Agreement between Pope & Talbot, Inc. and The Bank of California, as rights agent, dated as of April 13, 1988. (Incorporated herein by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

      (10)    Executive Compensation Plans and Arrangements
              ---------------------------------------------
           (a) Stock Option and Appreciation Plan. (Incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

           (b) Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

           (c) Restricted Stock Bonus Plan. (Incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

           (d)   Deferral Election Plan.  (Incorporated herein by reference to
                 Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

           (e) Supplemental Executive Retirement Income Plan. (Incorporated herein by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

           (f) Form of Severance Pay Agreement between the Corporation and certain of its executive officers. (Incorporated herein by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)
           ______________________________

           (g) Lease agreement with Pope Resources dated December 20, 1985 for Port Gamble, Washington sawmill site. (Incorporated herein by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

           (h) Lease agreement with Shenandoah Development Group, Ltd. dated March 14, 1988 for Atlanta diaper mill site as amended September 1, 1988 and August 30, 1989. (Incorporated herein by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

           (i) Lease agreement with Shenandoah Development Group, Ltd. dated July 31, 1989 for additional facilities at Atlanta diaper mill as amended August 30, 1989 and February 1990. (Incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

           (j) Grays Harbor Industrial, Inc. Pulp Sales Supply Contract. (Incorporated herein by reference to Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.)

      (11) Statement showing computation of per share earnings.

      (13) Portions of the annual report to shareholders for the year ended December 31, 1993 which have been incorporated by reference in this report.

      (18) Letter re change in accounting principles. (Incorporated herein by reference to Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.)

      (22) Listing of parents and subsidiaries. (Incorporated herein by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

(b)   Reports on Form 8-K
      -------------------
      No reports on Form 8-K were filed during the three months ended December 31, 1993.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES


                                                                    Annual
                                                                    Report
                                                                      to
                                                        10-K      Shareholders
                                                        ----      ------------
Report of Independent Public Accountants                               19
Consolidated balance sheets at December 31,
  1993 and 1992                                                        20
Consolidated statements of income for each of
  the three years in the period ended
  December 31, 1993                                                    21
Consolidated statements of stockholders' equity
  for each of the three years in the period
  ended December 31, 1993                                              22
Consolidated statements of cash flows for each
  of the three years in the period ended
  December 31, 1993                                                    23
Notes to consolidated financial statements                          24-32
Supplementary information;
  Quarterly financial information (unaudited)                          33

Report of Independent Public Accountants on
  Financial Statement Schedules                          24

Schedules for each of the three years in the
  period ended December 31, 1993:
     V.  Consolidated property, plant and equipment      25
    VI.  Consolidated accumulated depreciation
          of plant and equipment                         26
    IX.  Consolidated short-term borrowings              27
     X.  Consolidated supplementary income
          statement information                          28


      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

      The consolidated financial statements listed in the above index which are included in the Annual Report to Shareholders of Pope & Talbot, Inc. for the year ended December 31, 1993 are hereby incorporated by reference. With the exception of the pages listed in the above index and the items referred to in Items 1, 6 and 8, the 1993 Annual Report to Shareholders is not to be deemed filed as part of this report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders of Pope & Talbot, Inc.:

      We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the Pope & Talbot, Inc. and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 20, 1994 (except with respect to the matter discussed in Note 12, as to which the date is January 24, 1994). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements and financial statement schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                           ARTHUR ANDERSEN & CO.

Portland, Oregon,
 January 20, 1994

                      POPE & TALBOT, INC. AND SUBSIDIARIES
            SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                  Years ended December 31, 1991, 1992 and 1993
                                  (Thousands)


                      Balance at                                   Depletion                      Balance
                      Beginning     Additions,    Retirements         and         Translation     at End
Classification         of Year       at Cost       or Sales       Amortization    Adjustments     of Year
- --------------        ----------    ----------    -----------     ------------    -----------     -------
    1991
    ----
Mills, plants and
 improvements          $ 80,551       $ 1,424       $   835          $  -             $ 39       $ 81,179
Equipment               274,056        22,628         7,398             -              147        289,433
Mobile equipment         18,753           531           460             -               37         18,861
Construction in
 progress                 8,840        12,512             -             -                1         21,353
                        -------        ------        ------           ---              ---        -------
                        382,200        37,095(a)      8,693             -              224        410,826
                        -------        ------        ------           ---              ---        -------
Land                      4,025            15            78            10                2          3,954
Timber and timber
 cutting rights           2,747           158         2,025             -                1            881
Canadian timber
 cutting licenses         2,897             -             -           103               11          2,805
                        -------        ------        ------           ---              ---        -------
                          9,669           173         2,103           113               14          7,640
                        -------        ------        ------           ---              ---        -------
                       $391,869       $37,268       $10,796          $113             $238       $418,466
                        =======        ======        ======           ===              ===        =======

    1992
    ----
Mills, plants and
 improvements          $ 81,179       $12,060        $  104          $  -          $(1,061)      $ 92,074
Equipment               289,433        27,124         2,353             -           (3,855)       310,349
Mobile equipment         18,861         2,345         1,022             -             (949)        19,235
Construction in
 progress                21,353           309             -             -              (50)        21,612
                        -------        ------         -----           ---           ------        -------
                        410,826        41,838         3,479             -           (5,915)       443,270
                        -------        ------         -----           ---           ------        -------

Land                      3,954         2,281            15             -              (69)         6,151
Timber and timber
 cutting rights             881           133           821             -              (17)           176
Canadian timber
 cutting licenses         2,805         2,882             -           139             (387)         5,161
                        -------        ------         -----           ---           ------        -------
                          7,640         5,296           836           139             (473)        11,488
                        -------        ------         -----           ---           ------        -------
                       $418,466       $47,134        $4,315          $139          $(6,388)      $454,758
                        =======        ======         =====           ===           ======        =======

    1993
    ----
Mills, plants and
 improvements          $ 92,074       $ 2,441       $ 5,538          $  -          $  (487)      $ 88,490
Equipment               310,349        56,133        12,810             -           (1,820)       351,852
Mobile equipment         19,235         2,006         1,272             -             (410)        19,559
Construction in
 progress                21,612        21,942             -             -              (39)        43,515
                        -------        ------        ------           ---           ------        -------
                        443,270        82,522(b)     19,620(c)          -           (2,756)       503,416
                        -------        ------        ------           ---           ------        -------

Land                      6,151            63           272             -              (36)         5,906
Timber and timber
 cutting rights             176             -             -             -               (8)           168
Canadian timber
 cutting licenses         5,161             -             -           146             (201)         4,814
                        -------        ------        ------           ---           ------        -------
                         11,488            63           272           146             (245)        10,888
                        -------        ------        ------           ---           ------        -------
                       $454,758       $82,585       $19,892          $146          $(3,001)      $514,304
                        =======        ======        ======           ===           ======        =======


NOTES:

  (a) Includes $14.9 million for new converting facilities at and modernization of Ransom, Pennsylvania tissue mill.
  (b) Includes $23.8 million for Flakt pulp dryer and $19.1 million for oxygen delignification project at the Halsey, Oregon pulp mill. Also includes $6.4 million for Castlegar, British Columbia sawmill modernization.
  (c) Includes $13.4 million related to the sale of the Ladysmith, Wisconsin tissue facilities.

DEPRECIATION AND AMORTIZATION:
  The annual provisions for depreciation have been computed principally in accordance with the following ranges of rates applied on the straight-line method:

                               Buildings               12.5% -  4.0%
                               Equipment               33.3% -  5.0%
                               Mobile equipment        33.3% - 10.0%

                      POPE & TALBOT, INC. AND SUBSIDIARIES
   SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION OF PLANT AND EQUIPMENT
                  Years ended December 31, 1991, 1992 and 1993
                                  (Thousands)


                                      Additions
                        Balance at    Charged to                                                    Balance
                        Beginning     Costs and     Retirements    Other Changes    Translation     at End
Classification           of Year       Expenses      or Sales      Add (Deduct)     Adjustments     of Year
- --------------          ----------    ----------    -----------    -------------    -----------     -------
    1991
    ----

Mills, plants and
 improvements            $ 42,697       $ 2,840       $  748          $1,217(a)         $ 15        $ 46,021
Equipment                 127,802        21,867        5,670           1,253(a)           70         145,322
Mobile equipment           11,697         1,865          427               -              24          13,159
                          -------        ------        -----           -----             ---         -------
                         $182,196       $26,572       $6,845          $2,470            $109        $204,502
                          =======        ======        =====           =====             ===         =======


    1992
    ----

Mills, plants and
 improvements            $ 46,021       $ 2,976       $   66          $2,062(b)      $  (373)       $ 50,620
Equipment                 145,322        22,742        1,600           3,336(b)       (1,822)        167,978
Mobile equipment           13,159         1,885          713               -            (671)         13,660
                          -------        ------        -----           -----          ------         -------
                         $204,502       $27,603       $2,379          $5,398         $(2,866)       $232,258
                          =======        ======        =====           =====          ======         =======

    1993
    ----

Mills, plants and
 improvements            $ 50,620       $ 3,004      $ 3,943          $    -         $  (167)       $ 49,514
Equipment                 167,978        24,172        9,567               -            (862)        181,721
Mobile equipment           13,660         1,728        1,227               -            (292)         13,869
                          -------        ------       ------           -----          ------         -------
                         $232,258       $28,904      $14,737(c)       $    -         $(1,321)       $245,104
                          =======        ======       ======           =====          ======         =======





Notes:

   (a) Amount relates to write-down of tissue machines removed from production and building held for sale.
   (b) Amount relates to write-down of the Company's Ladysmith, Wisconsin tissue plant and Maryville, Missouri diaper plant.
   (c) Includes $10.7 million related to the sale of the Ladysmith, Wisconsin tissue facilities.

                      POPE & TALBOT, INC. AND SUBSIDIARIES
                SCHEDULE IX - CONSOLIDATED SHORT-TERM BORROWINGS
                  Years ended December 31, 1991, 1992 and 1993




Notes payable to banks:

                                    Maximum
                                    Amount           Average         Weighted
          Balance     Weighted    Outstanding        Amount          Average
          At End       Average    at any Month-    Outstanding     Interest Rate
            of        Interest     end during         During          During
          Period        Rate       the Period       the Period      the Period
          -------     --------    -------------     -----------    -------------
                                                         (a)             (b)
1991     $17,000,000     5.1%       $17,000,000       $2,817,000         5.5%

1992     $ 5,483,000     4.4%       $ 9,700,000       $2,013,000         4.8%

1993     $11,000,000     4.3%       $14,300,000       $6,449,000         4.0%


The Company has available from a bank a short-term line of credit totaling $20,000,000 with interest based on a negotiated rate. As of December 31, 1993, there was $11,000,000 outstanding on this line.


Notes:

  (a) The average amount outstanding during the period is computed by dividing the total of daily outstanding principal balances by 365.

  (b) The weighted average interest rate during the period was computed by dividing the average amount of short-term debt outstanding during the period into the actual interest expense on short-term borrowings.

                      POPE & TALBOT, INC. AND SUBSIDIARIES
                    SCHEDULE X - CONSOLIDATED SUPPLEMENTARY
                          INCOME STATEMENT INFORMATION
                  Years ended December 31, 1993, 1992 and 1991
                                  (Thousands)




                                           1993         1992       1991
                                           ----         ----       ----
Maintenance and repairs                  $34,246      $35,811     $38,885


Depreciation, depletion and
 amortization                             29,303(a)    28,564(a)   27,948(a)




(a)Amortization and depletion per
   Schedule V:
     Canadian timber cutting licenses    $   146      $   139     $   103
     Depletable land                           -            -          10

   Amortization of goodwill and
    deferred charges                         253          822       1,263

   Depreciation per Schedule VI           28,904       27,603      26,572
                                          ------       ------      ------

        Total                            $29,303      $28,564     $27,948
                                          ======       ======      ======

          For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows:

              Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of the expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered on the Form S-8's identified below, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the 1933 Act and will be governed by the final adjudication of such issue.

       The preceding undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 33-34996 (filed May 21,
1990) and No. 33-64764 (filed June 21, 1993).

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statement No. 33-34996 on Form S-8, Registration Statement No. 33-64764 on Form S-8 and Registration Statement No. 33-52305 on Form S-3.





                                           ARTHUR ANDERSEN & CO.

Portland, Oregon
 March 29, 1994

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 29th day of March, 1993.

                                           POPE & TALBOT, INC.


                                           BY:  \s\ Peter T. Pope
                                                ------------------------------
                                                Peter T. Pope

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                Chairman of the Board,
                                President and
\s\ Peter T. Pope               Chief Executive Officer       March 29, 1994
- ------------------------------  ----------------------------  --------------
Peter T. Pope


\s\ Adolphus Andrews, Jr.       Director                      March 29, 1994
- ------------------------------  ----------------------------  --------------
Adolphus Andrews, Jr.


\s\ Hamilton W. Budge           Director                      March 29, 1994
- ------------------------------  ----------------------------  --------------
Hamilton W. Budge


\s\ Edward Cooley               Director                      March 29, 1994
- ------------------------------  ----------------------------  --------------
Edward Cooley


\s\ Charles Crocker             Director                      March 29, 1994
- ------------------------------  ----------------------------  --------------
Charles Crocker


\s\ Warren E. McCain            Director                      March 29, 1994
- ------------------------------  ----------------------------  --------------
Warren E. McCain


\s\ Robert Stevens Miller, Jr.  Director                      March 29, 1994
- ------------------------------  ---------------------------   --------------
Robert Stevens Miller, Jr.


\s\ Hugo G. L. Powell           Director                      March 29, 1994
- ------------------------------  ----------------------------  --------------
Hugo G. L. Powell


\s\ Brooks Walker, Jr.          Director                      March 29, 1994
- ------------------------------  ----------------------------  --------------
Brooks Walker, Jr.

                                Senior Vice President,
                                Secretary, Treasurer and
\s\ Carlos M. Lamadrid          Chief Financial Officer       March 29, 1994
- ------------------------------  ----------------------------  --------------
Carlos M. Lamadrid


\s\ Dennis E. Bunday            Financial Controller          March 29, 1994
- ------------------------------  ----------------------------  --------------
Dennis E. Bunday

                                                 EXHIBIT INDEX


Exhibit No.                                      Description                                           Page No.
- -----------                                      -----------                                           --------
    (3)    (a)    Certificate of Incorporation, as amended.  (Incorporated herein by reference to
                  Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1992.)

           (b)    Bylaws.  (Incorporated herein by reference to Exhibit 3(b) to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1992.)

    (4)    (a)    Indenture dated June 2, 1993, between the Company and Chemical Trust Company of California as Trustee with respect to the Company's 8-3/8% Debentures due
                  2013.  (Incorporated herein by reference to Exhibit 4.1 to the Company's registration statement on Form S-3 filed April 6, 1993.)

           (b)    A Revolving Credit Agreement with United States National Bank of Oregon dated
                  July 18, 1990.  (Incorporated herein by reference to Exhibit 4 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

           (c)    A Revolving Credit Agreement dated May 6, 1992 with United States National Bank of
                  Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank N.A.; and Wachovia Bank
                  of Georgia, National Association.  (Incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.)

           (d)    Indenture dated March 1, 1987 between the Company and the Bank of California, National
                  Association as Trustee with respect to the Company's 6% Convertible Subordinated
                  Debentures due March 1, 2012.  (Incorporated herein by reference to Exhibit 4(d)
                  to the Company's registration statement on Form S-3 filed February 23, 1987.)

           (e)    Instrument of Resignation, Appointment and Acceptance dated July 5, 1989 appointing
                  Manufacturers Hanover Trust Company of California as successor trustee with respect to the Company's 6% Convertible Subordinated Debentures due March 1, 2012.
                  (Incorporated herein by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

 Exhibit No.                                         Description                                                          Page No.
 -----------                                         -----------                                                          --------
           (f)    Rights Agreement between Pope & Talbot, Inc. and The Bank of California, as rights agent, dated as of April 13, 1988.  (Incorporated herein by reference to Exhibit 4(e) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992.)

    (10)   Executive Compensation Plans and Arrangements
           ---------------------------------------------

           (a)    Stock Option and Appreciation Plan.  (Incorporated herein by reference to Exhibit 10(a) to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

           (b)    Executive Incentive Plan.  (Incorporated herein by reference to Exhibit 10(b) to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1992.)

           (c)    Restricted Stock Bonus Plan.  (Incorporated herein by reference to Exhibit 10(c) to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1992.)

           (d)    Deferral Election Plan.  (Incorporated herein by reference to Exhibit 10(d) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992.)

           (e)    Supplemental Executive Retirement Income Plan.  (Incorporated herein by reference to Exhibit 10(e)
                  to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

           (f)    Form of Severance Pay Agreement between the Corporation and certain of its executive officers.
                  (Incorporated herein by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1990.)

           ------------------------------

           (g)    Lease agreement with Pope Resources dated December 20, 1985 for Port Gamble, Washington sawmill site.
                  (Incorporated herein by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1990.)

 Exhibit No.                                         Description                                                          Page No.
 -----------                                         -----------                                                          --------
           (h)    Lease agreement with Shenandoah Development Group, Ltd. dated March 14, 1988 for Atlanta diaper mill site as amended September 1, 1988 and August 30, 1989.  (Incorporated herein by reference to
                  Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

           (i)    Lease agreement with Shenandoah Development Group, Ltd. dated July 31, 1989 for additional facilities at Atlanta diaper mill as amended August 30, 1989 and February 1990.  (Incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

           (j)    Grays Harbor Industrial, Inc. Pulp Sales Supply Contract.  (Incorporated herein by reference to
                  Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1993.)

    (11)   Statement showing computation of per share earnings.

    (13)   Portions of the annual report to shareholders for the year ended December 31, 1993 which have been incorporated by reference in this report.

    (18)   Letter re change in accounting principles.  (Incorporated herein by reference to Exhibit 18 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.)

    (22)   Listing of parents and subsidiaries.  (Incorporated herein by reference to Exhibit 22 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1992.)