Form 10-Q
period 1994-03-31
POPE & TALBOT INC /DE/
filed 1994-05-13
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______


                          Commission File No.  1-7852
                                               ------

                              POPE & TALBOT, INC.
                              -------------------

              Delaware                                 94-0777139
- - ----------------------------------------      ------------------------------
(State or other jurisdiction of incorp-       I.R.S. Employer Identification
oration or organization)                      Number


1500 S.W. 1st Avenue, Portland, Oregon                    97201
- - ----------------------------------------      ------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:     (503) 228-9161
                                                        --------------

                                    NONE
- - ------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No
                                 -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

        Common stock, $1 par value - 13,362,729 shares as of May 6, 1994

PART I.   FINANCIAL INFORMATION

                                                                      Page No.
                                                                      --------
         ITEM 1.  Financial Statements:

           Consolidated Condensed Balance Sheets -
             March 31, 1994 and December 31, 1993                         2

           Consolidated Statements of Income -
             Three Months Ended March 31, 1994 and 1993                   3

           Consolidated Condensed Statements of Cash Flows -
             Three Months Ended March 31, 1994 and 1993                   4

           Notes to Consolidated Condensed Financial Statements           5


         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         6-8


PART II.  OTHER INFORMATION

         ITEM 4.  Submission of Matters to a Vote of Security
                  Holders                                                 9

         ITEM 6.  Exhibits and Reports on Form 8-K                     9-11

PART I.                        POPE & TALBOT, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                 March 31,      December 31,
                  ASSETS                           1994            1993
                  ------                        ----------      ------------
Current assets:
   Cash and cash equivalents                     $   2,014       $   3,768
   Accounts receivable                              60,480          56,040
   Inventories:
     Raw materials                                  59,206          62,474
     Finished goods                                 41,301          32,782
                                                 ---------       ---------
                                                   100,507          95,256

   Deposits on timber purchase contracts             5,721           5,937
   Prepaid expenses                                  8,955           8,896
                                                 ---------       ---------
         Total current assets                      177,677         169,897

Properties:
   Plant and equipment                             521,681         503,416
   Accumulated depreciation                       (252,283)       (245,104)
                                                 ---------       ---------
                                                   269,398         258,312

   Land and timber cutting rights                   10,955          10,888
                                                 ---------       ---------
         Total properties                          280,353         269,200

Other assets:
   Deferred charges                                 11,965          12,362
   Goodwill, net of amortization                     4,320           4,362
                                                 ---------       ---------
         Total other assets                         16,285          16,724
                                                 ---------       ---------
                                                 $ 474,315       $ 455,821
                                                 =========       =========


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
   Notes payable                                 $  27,000       $  11,000
   Current portion of long-term debt                   901             901
   Accounts payable and accrued liabilities         66,480          71,439
   Income taxes                                      9,684          17,822
                                                 ---------       ---------
         Total current liabilities                 104,065         101,162

Noncurrent liabilities:
   Reforestation                                    15,501          14,999
   Postretirement benefits                          13,049          12,804
   Long-term debt, net of current portion          104,501         134,599
   Deferred income taxes                             7,952           7,936
                                                 ---------       ---------
         Total noncurrent liabilities              141,003         170,338

Stockholders' equity:
   Common stock                                     13,972          12,429
   Additional paid-in capital                       40,858           3,370
   Retained earnings                               192,112         185,762
   Cumulative translation adjustments               (6,570)         (4,578)
   Less treasury shares at cost                    (11,125)        (12,662)
                                                 ---------       ---------
         Total stockholders' equity                229,247         184,321
                                                 ---------       ---------
                                                 $ 474,315       $ 455,821
                                                 =========       =========


The accompanying notes are an integral part of these consolidated condensed balance sheets.

                              POPE & TALBOT, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)


                                                         Three Months Ended
                                                              March 31,
                                                      -----------------------
                                                        1994           1993
                                                      --------       --------
Revenues:
  Wood products                                       $ 86,258       $ 84,269
  Pulp and paper products                               82,483         83,344
                                                      --------       --------
    Total                                              168,741        167,613

Costs and expenses:
  Cost of sales:
    Wood products                                       60,740         60,580
    Pulp and paper products                             84,184         80,647
  Selling, general and administrative                    7,587          6,452
  Interest                                               2,151          1,696
                                                      --------       --------
    Total                                              154,662        149,375

Income before income taxes and
 cumulative effect of accounting changes                14,079         18,238
Income tax provision                                     5,491          7,204
                                                      --------       --------
Net income before cumulative effect
 of accounting changes                                   8,588         11,034
Cumulative effect of
 accounting changes - net of tax                             -           (562)
                                                      --------       --------
Net income                                            $  8,588       $ 10,472
                                                      ========       ========

Net income per common share:
  Primary:
    Income before cumulative effect
     of accounting changes                               $ .70          $ .95
    Cumulative effect of accounting changes                  -           (.05)
                                                         -----          -----
  Primary earnings per share                             $ .70          $ .90
                                                         =====          =====
  Fully diluted:
    Income before cumulative effect
     of account changes                                  $ .65          $ .85
    Cumulative effect of accounting changes                  -           (.04)
                                                         -----          -----
  Fully diluted earnings per share                       $ .65          $ .81
                                                         =====          =====
Cash dividends per common share                          $ .19          $ .19
                                                         =====          =====

Weighted average number of
 common shares outstanding:
   Primary                                          12,336,311     11,629,661
                                                    ==========     ==========
   Fully diluted                                    13,575,866     13,396,949
                                                    ==========     ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              POPE & TALBOT, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                              Three Months Ended
                                                                   March 31,
                                                            ----------------------
                                                              1994          1993
                                                            --------      --------
Cash flow from operating activities:
  Net income                                                $  8,588      $ 10,472
  Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization                             8,862         7,379
     Cumulative effect of accounting changes                       -           562
     Increase (decrease) in:
       Accounts payable and accrued
        liabilities                                           (4,959)           46
       Income taxes                                           (8,138)        3,011
       Reforestation                                           1,182         1,547
       Postretirement benefits                                   245           267
     Decrease (increase) in:
       Accounts receivable                                    (4,440)      (11,289)
       Inventories                                            (5,251)       (4,411)
       Deposits on timber purchase contracts                     (52)         (625)
       Prepaid expenses                                          (59)          (14)
       Deferred charges and other                             (1,541)          (18)
                                                            --------      --------
         Net cash provided by (used for)
          operating activities                                (5,563)        6,927

Cash flow from investing activities:
  Capital expenditures                                       (21,781)      (14,189)
  Proceeds from sale of other properties                           -         1,300
                                                            --------      --------
         Net cash used for
          investing activities                               (21,781)      (12,889)

Cash flow from financing activities:
  Net increase in short-term borrowings                       16,000         7,017
  Proceeds from issuance of long-term debt                    10,000             -
  Reduction of long-term debt                                    (98)            -
  Cash dividends                                              (2,238)       (2,209)
  Net proceeds from issuance of treasury stock                 1,926           271
                                                            --------      --------
         Net cash provided by financing activities            25,590         5,079
                                                            --------      --------
         Decrease in cash and cash equivalents                (1,754)         (883)
         Cash and cash equivalents at
          beginning of period                                  3,768         4,344
                                                            --------      --------
         Cash and cash equivalents at
          end of period                                     $  2,014      $  3,461
                                                            ========      ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              POPE & TALBOT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            March 31, 1994 and 1993
                                  (Unaudited)


1.  General

The consolidated condensed interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company as of March 31, 1994 and December 31, 1993, and the results of operations and changes in cash flows for the three months ended March 31, 1994 and 1993. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's 1993 report on Form 10-K. The results of operations for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2.  Income Taxes

The income tax provision is estimated on an interim basis using the best available information for projected results for the entire year.

3.  Earnings per Share

Per share information is based on the weighted average number of common shares outstanding during each year.

The computation for fully diluted earnings per share assumes conversion of the $40 million of 6 percent convertible subordinated debentures issued in March 1987. (See Note 4.) The computation also includes the assumed issuance of common shares under the Stock Option and Appreciation Plan, net of an assumed buyback of treasury shares at the average market price.

Refer to Exhibit 11 of this filing for the computation of average common shares outstanding and earnings per share.

4.  Conversion of Debentures

On February 17, 1994, the Company initiated an underwritten call for the redemption on March 4, 1994, of the $40 million outstanding aggregate principal balance of its 6 percent convertible subordinated debentures due March 1, 2012. As a result of this underwritten call, the Company issued 1.5 million shares of previously unissued common stock to satisfy the $40 million debt obligation. This issuance of common shares resulted in an increase in Stockholders' equity of $38.6 million ($40 million less transaction fees and unamortized debt issuance costs). This non-cash transaction has been excluded from the accompanying Consolidated Condensed Statements of Cash Flows.

                              POPE & TALBOT, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            March 31, 1994 and 1993
                                  (unaudited)



RESULTS OF OPERATIONS

First quarter 1994 net income was $8,588,000, or $.70 per share ($.65 on a fully diluted basis). This earnings level was below the first quarter of 1993 earnings of $10,472,000, or $.90 per share ($.81 on a fully diluted basis); however, it was an improvement over the fourth quarter 1993 earnings of $4,556,000, or $.39 per share ($.36 on a fully diluted basis). Included in the first quarter 1993 was a net charge of $562,000, or $(.05) per share reflecting the cumulative effect of accounting changes adopted during the period. First quarter 1994 revenues of $168,741,000 were essentially unchanged from the first quarter 1993. Slightly higher lumber, pulp and tissue revenues were almost fully offset by reduced diaper sales.

Wood products segment earnings of $24,130,000 in the first quarter 1994 were slightly ahead of first quarter 1993 segment earnings of $22,473,000 and ahead of the fourth quarter 1993 earnings of $16,164,000. Lumber sales prices in the United States have varied substantially during the last one and one half years. Prices for the Company's lumber products rose in line with the national trends for lumber prices to levels an average of 40 percent higher in the first quarter of 1993 over the fourth quarter of 1992; however, these prices had declined back to year-end 1992 levels by the second quarter 1993, where they remained for much of 1993's third quarter. Prices began to strengthen in the fourth quarter of 1993, and average prices for lumber sold in the first quarter 1994 were approximately 7 percent higher than the first quarter of 1993.
Prices again declined in the late part of 1994's first quarter, but have again recently moved upward. Timber supplies in the Pacific Northwest continue to be restricted because of environmental concerns, and the decline in lumber prices late in the first quarter appears to be a result of poor weather constricting housing starts and not indicative of a long-term trend of declining lumber prices. Higher wood costs in the first quarter 1994 compared to the first quarter 1993 offset much of the first quarter price improvements. All wood products mills operated essentially at capacity during the first quarter of 1994; however, the Port Gamble sawmill, which represents approximately 20 percent of the Company's lumber capacity, was shut down in April 1994 as a result of high timber costs in relation to end-product prices. The mill will remain shut down until the relationship between timber prices and end-product prices allows the mill to re-open.

The Provincial Government of British Columbia informed the Company that effective May 1, 1994, the price charged by the government to the Company for a substantial portion of the wood used by the Company's three Canadian sawmills would be adjusted upward. Although the final pricing structure has not been determined, it appears that the new timber prices would be based to some extent on sales prices of finished products. Based on preliminary estimates and end-product prices in effect at the end of the first quarter, the new pricing arrangement could increase Canadian timber costs by $12 million per year.

During the first quarter 1994, the United States government appealed a bi-national committee 1993 ruling that held there was no basis for a 1992 duty imposed by the United States government on Canadian lumber sold in the United States. A decision on the appeal is possible this year. During the first quarter of 1994, the Company paid approximately $3.2 million under this tariff, resulting in higher costs for the Canadian lumber sold in the United States.
At this time, it is unknown if any adjustment to the tariff will be made, either upward or downward, and if any such adjustment would be made retroactive to March 1992, when the tariff was first imposed.

The pulp and paper segment loss increased in the first quarter 1994 to $5,409,000 from a $650,000 loss in the first quarter 1993 and a $3,805,000 loss in the fourth quarter 1993. Earnings from the Company's disposable diaper business did not offset losses in the Company's tissue and market pulp businesses. First quarter 1994 segment sales were essentially unchanged from both the first quarter 1993 and the fourth quarter 1993 as higher tissue and pulp revenues offset declines in diaper sales.

Losses in the Company's pulp business in the first quarter 1994 was caused by a combination of low production rates, continued low end-product prices and costs associated with the start-up of a new pulp dryer. The Company's pulp mill operated at approximately 70 percent of capacity during the first quarter of 1994 as the Company began shipping commercial quantities of pulp to a major new customer, Grays Harbor Paper Company. After a mid-first quarter start-up, the Grays Harbor paper mill has recently been purchasing pulp from the Company at the anticipated annual rate of approximately 90,000 metric tons, or 50 percent of the pulp mill's capacity. The Grays Harbor paper mill sells all of its output to one customer and in the event that the paper mill's sales to its customer are adversely impacted for any reason, sales of the Company's pulp may also be adversely impacted. During the first quarter the paper mill reduced its production by 50 percent for a brief period resulting in lower pulp sales by the Company. By the end of the first quarter, the paper mill was operating at full capacity. The Company's pulp mill has recently been operating at approximately 90 percent of capacity and this arrangement will allow the Company's pulp mill to operate essentially at capacity. During the first quarter 1994, the Company completed and successfully started up a conventional pulp dryer with the ability to dry the full output of the pulp mill. The costs of this start-up were charged against earnings in the first quarter. Combined with the improved quality of pulp produced at this mill, this pulp dryer provides the Company with the flexibility to sell the full output of the mill in the world pulp markets, which it did not have previously. The world pulp market continues to be depressed with low product pricing throughout most of the industry. Pulp prices have improved slightly from the fourth quarter of 1994, but for the Company's pulp, first quarter 1994 pulp prices were 5 percent below the first quarter 1993.

Diaper earnings declined in the first quarter 1994 from both the first quarter 1993 and the fourth quarter 1993. Sales volumes declined early in the first quarter before recovering later in the quarter. Overall, sales volumes in the first quarter 1994 were 6 percent below the first quarter 1993. Based on the existing mix of diaper sales, the Company's diaper business operated at approximately 85 percent of capacity in the first quarter of 1994. Pricing for the Company's diapers declined in the first quarter 1994 approximately 3 percent from first quarter 1993. During the first quarter 1994, the Company introduced a diaper training pant to its line of diaper products which is intended to compete with the national branded diaper producers training pants. The costs associated with starting up this product were expensed as incurred.

Tissue losses in the first quarter 1994 were smaller than any of the 1993 quarters as sales prices moved up slightly. Tissue pricing, however, remains extremely competitive throughout the industry. Tissue sales volumes were essentially even with last year's first quarter. Tissue operated at approximately 85 percent of capacity, which was due primarily to seasonal variations in selling patterns. In April 1994, the Company approved a project to improve the quality of the pulp produced at the Company's Eau Claire, Wisconsin tissue facility. The objectives of this project are to improve the quality of the pulp produced at the facility to quality levels attained by branded producers of tissue products, allowing the Company to compete more effectively in the tissue business. The project is projected to cost approximately $20 million and is scheduled for completion in mid 1995.


LIQUIDITY AND CAPITAL RESOURCES

For the first quarter 1994, net income before non-cash charges for depreciation and amortization contributed cash of $17.5 million. Accounts receivables increased $4.4 million primarily as a result of higher pulp sales to Grays Harbor. Inventories increased $5.3 million, primarily as a result of higher tissue inventories caused primarily by lower seasonal sales volume. Accounts payable and accrued liabilities and income taxes payable decreased $5 million and $8.1 million, respectively, due primarily to timing differences in the recognition and payment of liabilities. Overall, cash of $5.6 million was used for operating activities. Spending on capital projects was $21.8 million in the first quarter of 1994 and it is estimated an additional $46 million will be required for capital spending for the remainder of 1994. The $68 million estimated to be spent in 1994 will be used for the completion of the pulp dryer at the Halsey mill, for the pulp improvement in Eau Claire discussed previously, for cost reducing and product improvement projects in the Company's diaper business and for cost reducing projects at the Company's sawmills.

Early in the second quarter 1994, the Company successfully negotiated an additional $25 million short-term line of credit with terms and conditions similar to the Company's existing $20 million short-term line of credit. The company now has $120 million in lines of credit available, of which $37 million was outstanding at March 31, 1994.

During the first quarter, the Company called for redemption of all of the Company's $40 million 6 percent convertible subordinated debentures due 2012. The effect of this transaction was to reduce long-term debt by $40 million and increase stockholders' equity by $38.6 million ($40 million less fees and expenses) and to increase common shares outstanding by 1.5 million shares. The Company's debt to total capitalization ratio decreased to 31 percent at the end of the first quarter 1994 compared to 42 percent at year-end 1993.

PART II.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on April 25, 1994. The following members were elected to the Company's Board of Directors to hold office for three-year terms expiring in 1997.

       Nominee                   In Favor          Withheld
       -------                  ----------         --------
       Peter T. Pope            10,585,348          53,062
       Brooks Walker, Jr.       10,582,948          55,462
       Gordon P. Andrews        10,570,344          68,066

Additionally, the following directors were elected in previous years to three-year terms on the Company's Board of Directors and will continue their terms of office: Hamilton W. Budge, Charles Crocker, Warren E. McCain, Robert Stevens Miller, Jr., and Hugo G. L. Powell.

The results of the voting on the ratification of selection of Arthur Andersen & Co. as independent public accountants was as follows:

        In Favor       Opposed        Abstained
       ----------      -------        ---------
       10,587,564      17,986          32,860

ITEM 6.  Exhibits and Reports on Form 8-K

       Exhibits

       (4)   (a)    Line of Credit Agreement with Wachovia Bank of
                    Georgia, National Association, dated April 29, 1994.

             (b) Indenture dated June 2, 1993 between the Company and Chemical Trust Company of California as
                    Trustee with respect to the Company's 8-3/8%
                    Debentures due 2013. (Incorporated herein by reference to Exhibit 4.1 to the Company's registration statement on Form S-3 filed April
                    6, 1993.)

             (c)    Revolving Credit Agreement with United States
                    National Bank of Oregon dated July 18, 1990.
                    (Incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

             (d) Revolving Credit Agreement dated May 6, 1992 with United States National Bank of Oregon;
                    CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank
                    N.A.; and Wachovia Bank of Georgia, National
                    Association. (Incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.)

             (e)    Rights Agreement between Pope & Talbot, Inc. and
                    The Bank of California, as rights agent, dated as of April 13, 1988. (Incorporated herein by reference to Exhibit 4(e) to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1992.)

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

             (f)    Form of Severance Pay Agreement between the
                    Corporation and certain of its executive
                    officers.  (Incorporated herein by reference to
                    Exhibit 10(f) to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 1990.)
             _________________________________________

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

       (11)  Statement re computation of per share earnings.

       (22) Listing of parents and subsidiaries. (Incorporated herein by reference to Exhibit 22 to the Company's
             Annual Report on Form 10-K for the year ended December
             31, 1992.)


             Reports on Form 8-K

             A Current Report on Form 8-K was filed on February 16, 1994, reporting the financial statements of Pope & Talbot, Inc., including the related notes and the accountant's report thereon, and Management's Discussion and Analysis of Results of Operations and Financial Condition which were included in the 1993 Annual Report to Shareholders.

                              POPE & TALBOT, INC.


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  POPE & TALBOT, INC.
                                          ------------------------------------
                                                       Registrant





Date:  May 12, 1994                       /s/ C. Lamadrid
                                          ------------------------------------
                                          C. Lamadrid
                                          Senior Vice President and
                                          Chief Financial Officer