Form 10-Q
period 1994-06-30
POPE & TALBOT INC /DE/
filed 1994-08-12
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission File No.   1-7852
                                               ------

                              POPE & TALBOT, INC.
                              -------------------

           Delaware                                     94-0777139
- - -------------------------------------       ----------------------------------
(State or other jurisdiction of             I.R.S. Employer Identification
incorporation or organization)              Number

1500 S.W. 1st Ave., Portland, Oregon                       97201
- - -------------------------------------       ----------------------------------
(Address of principal executive                          (Zip Code)
offices)

Registrant's telephone number, including area code:       (503) 228-9161
                                                    --------------------------

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

      Common stock, $1 par value - 13,362,729 shares as of August 5, 1994

PART I.        FINANCIAL INFORMATION

                                                                                            Page No.
                                                                                            --------
         ITEM 1.     Financial Statements:

             Consolidated Condensed Balance Sheets -
               June 30, 1994 and December 31, 1993                                              2

             Consolidated Statements of Income -
               Three and Six Months Ended June 30, 1994 and 1993                                3

             Consolidated Condensed Statements of Cash Flows -
               Three and Six Months Ended June 30, 1994 and 1993                                4

             Notes to Consolidated Condensed Financial Statements                             5-6


         ITEM 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                           7-10


PART II.  OTHER INFORMATION

         ITEM 6.     Exhibits and Reports on Form 8-K                                       11-12

PART I.

                              POPE & TALBOT, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                 June 30,           December 31,
                                                                   1994                 1993
                                                               ------------         ------------
         ASSETS
         ------
Current assets:
    Cash and cash equivalents                                   $   2,137             $   3,768
    Accounts receivable                                            61,815                56,040
    Inventories:
         Raw materials                                             55,670                62,474
         Finished goods                                            45,065                32,782
                                                                ---------             ---------
                                                                  100,735                95,256

    Deposits on timber purchase contracts                           5,327                 5,937
    Prepaid expenses                                               10,003                 8,896
                                                                ---------             ---------
             Total current assets                                 180,017               169,897

Properties:
    Plant and equipment                                           533,306               503,416
    Accumulated depreciation                                     (259,633)             (245,104)
                                                                ---------             ---------
                                                                  273,673               258,312

    Land and timber cutting rights                                 11,000                10,888
                                                                ---------             ---------
             Total properties                                     284,673               269,200

Other assets:
    Deferred charges                                               13,995                12,362
    Goodwill, net of amortization                                   4,279                 4,362
                                                                ---------             ---------
             Total other assets                                    18,274                16,724
                                                                ---------             ---------
                                                                $ 482,964             $ 455,821
                                                                =========             =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
    Notes payable                                               $  21,000             $  11,000
    Current portion of long-term debt                                 901                   901
    Accounts payable and accrued liabilities                       57,883                71,439
    Income taxes                                                    2,863                17,822
                                                                ---------             ---------
             Total current liabilities                             82,647               101,162

Noncurrent liabilities:
    Reforestation                                                  15,061                14,999
    Postretirement benefits                                        13,315                12,804
    Long-term debt, net of current portion                        134,402               134,599
    Deferred income taxes                                           7,951                 7,936
                                                                ---------             ---------
             Total noncurrent liabilities                         170,729               170,338

Stockholders' equity:
    Common stock                                                   13,972                12,429
    Additional paid-in capital                                     40,858                 3,370
    Retained earnings                                             192,374               185,762
    Cumulative translation adjustments                             (6,492)               (4,578)
    Less treasury shares at cost                                  (11,124)              (12,662)
                                                                ---------             ---------
             Total stockholders' equity                           229,588               184,321
                                                                ---------             ---------
                                                                $ 482,964             $ 455,821
                                                                =========             =========

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                              POPE & TALBOT, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)


                                                         Three months ended             Six months ended
                                                              June 30,                      June 30,
                                                     --------------------------    ---------------------------
                                                         1994           1993           1994            1993
                                                         ----           ----           ----            ----
Revenues:
  Wood products                                      $    69,480    $    68,845    $   155,738      $  153,114
  Pulp and paper products                                 88,440         82,371        170,923         165,715
                                                     -----------    -----------    -----------      ----------
    Total                                                157,920        151,216        326,661         318,829

Costs and expenses:
  Cost of sales:
    Wood products                                         55,366         53,833        116,106         114,413
    Pulp and paper products                               88,345         80,592        172,529         161,239
  Selling, general and administrative                      6,960          7,395         14,547          13,847
  Interest                                                 2,657          1,887          4,808           3,583
                                                     -----------    -----------    -----------      ----------
    Total                                                153,328        143,707        307,990         293,082

Income before income taxes and
  cumulative effect of accounting changes                  4,592          7,509         18,671          25,747

Income tax provision                                       1,791          2,837          7,282          10,041
                                                     -----------    -----------    -----------      ----------

Net income before cumulative effect
  of accounting changes                                    2,801          4,672         11,389          15,706
Cumulative effect of accounting changes -
  net of tax                                                   -              -              -            (562)
                                                     -----------    -----------    -----------      ----------
Net income                                           $     2,801    $     4,672    $    11,389      $   15,144
                                                     ===========    ===========    ===========      ==========

Net income per common share:
  Primary:
    Income before cumulative effect
      of accounting changes                                 $.21           $.40           $.89           $1.35
    Cumulative effect of accounting changes                    -              -              -            (.05)
                                                            ----           ----           ----          ------
  Primary earnings per share                                $.21           $.40           $.89           $1.30
                                                            ====           ====           ====           =====

  Fully diluted:
    Income before cumulative effect
      of accounting changes                                 $.21           $.38           $.86           $1.23
    Cumulative effect of accounting changes                    -              -              -            (.04)
                                                            ----           ----           ----           -----
  Fully diluted earnings per share                          $.21           $.38           $.86           $1.19
                                                            ====           ====           ====           =====
Cash dividends per common share                             $.19           $.19           $.38           $ .38
                                                            ====           ====           ====           =====

Weighted average number of
  common shares outstanding:
    Primary                                           13,362,729     11,698,744     12,852,355      11,664,393
                                                      ==========     ==========     ==========      ==========

    Fully diluted                                     13,362,729     13,434,180     13,538,208      13,392,094
                                                      ==========     ==========     ==========      ==========

The acompanying notes are an integral part of these consolidated condensed financial statements.

                              POPE & TALBOT, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                        Three months ended                Six months ended
                                                                             June 30,                         June 30,
                                                                     ------------------------        ------------------------
                                                                        1994          1993             1994           1993
                                                                        ----          ----             ----           ----
Cash flow from operating activities:
  Net income                                                         $  2,801       $  4,672         $ 11,389       $ 15,144
  Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
      Depreciation and amortization                                     9,560          7,384           18,422         14,763
      Cumulative effect of accounting changes                               -              -                -            562
      Increase (decrease) in:
           Accounts payable and accrued liabilities                    (8,597)        (5,284)         (13,556)        (5,238)
           Income taxes                                                (6,821)          (835)         (14,959)         2,176
           Reforestation                                                 (457)          (332)             725          1,215
           Postretirement benefits                                        266            207              511            474
      Decrease (increase) in:
           Accounts receivable                                         (1,335)         7,174           (5,775)        (4,115)
           Inventories                                                   (228)        10,158           (5,479)         5,747
           Deposits on timber purchase contracts                         (584)          (653)            (636)        (1,278)
           Prepaid expenses                                            (1,048)        (1,328)          (1,107)        (1,342)
           Deferred charges and other                                    (970)        (1,487)          (2,511)        (1,505)
                                                                     --------       --------         --------       --------
                 Net cash provided by (used for)
                   operating activities                                (7,413)        19,676          (12,976)        26,603

Cash flow from investing activities:
  Capital expenditures                                                (13,833)       (21,052)         (35,614)       (35,241)
  Proceeds from sale of other properties                                    6            294                6          1,594
                                                                     --------       --------         --------       --------
                 Net cash used for investing activities               (13,827)       (20,758)         (35,608)       (33,647)

Cash flow from financing activities:
  Net increase (decrease) in short-term borrowings                     (6,000)       (12,500)          10,000         (5,483)
  Proceeds from issuance of long-term debt                             30,000         75,000           40,000         75,000
  Reduction of long-term debt                                             (99)       (45,000)            (197)       (45,000)
  Cash dividends                                                       (2,539)        (2,215)          (4,777)        (4,424)
  Net proceeds from issuance of treasury stock                              1          1,307            1,927          1,578
                                                                     --------       --------         --------       --------

                 Net cash provided by financing activities             21,363         16,592           46,953         21,671
                                                                     --------       --------         --------       --------
                 Increase (decrease) in cash and
                   cash equivalents                                       123         15,510           (1,631)        14,627
                 Cash and cash equivalents at
                   beginning of period                                  2,014          3,461            3,768          4,344
                                                                     --------       --------         --------       --------
                 Cash and cash equivalents at
                   end of period                                     $  2,137       $ 18,971         $  2,137       $ 18,971
                                                                     ========       ========         ========       ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              POPE & TALBOT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             June 30, 1994 and 1993
                                  (Unaudited)


1.  General

         The consolidated condensed interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company as of June 30, 1994 and December 31, 1993, and the results of operations and changes in cash flows for the three and six months ended June 30, 1994 and 1993. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's 1993 report on Form 10-K.
         The results of operations for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

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

5.  Debt

         Early in the second quarter of 1994, the Company successfully negotiated an additional $25 million short-term line of credit with terms and conditions similar to the Company's existing $20 million short-term line of credit. The Company now has $120 million in lines of credit available, of which $61 million was outstanding at June 30, 1994, compared to $11 million outstanding at December 31, 1993. The increase in lines of credit outstanding since the 1993 year-end primarily financed the Company's capital improvement projects and working capital requirements.

                              POPE & TALBOT, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             JUNE 30, 1994 AND 1993
                                  (unaudited)



RESULTS OF OPERATIONS

Second quarter 1994 income was $2,801,000, or $.21 per share, a decline from both the second quarter 1993 income of $4,672,000, or $.40 per share, and the first quarter 1994 income of $8,588,000, or $.70 per share. Second quarter 1994 revenues were up 4 percent over the second quarter 1993.

Income for the first 6 months of 1994 was $11,389,000, or $.89 per share, compared to income of $15,144,000, or $1.30 per share, in the first six months of 1993.

Wood Products segment earnings for the second quarter 1994 were $12,810,000 which was lower than the second quarter 1993 earnings of $13,661,000 and the first quarter 1994 earnings of $24,130,000. As was the case in the second quarter 1993, lumber prices in the second quarter 1994 declined from record high prices set in the respective first quarters. Prices for the Company's lumber have continued their trend of the last two years of substantial fluctuations, generally declining in the second quarter consistent with national trends for lumber prices, with prices for the Company's lumber averaging 10 percent lower than first quarter 1994 prices. Lumber sales prices were slightly higher in the second quarter of 1994 than the second quarter 1993; however, wood costs have continued to escalate and in both the second quarter 1994 and in the six months 1994 higher wood costs have more than offset the benefit from higher lumber prices. In addition to the generally higher log costs, the Provincial Government of British Columbia notified the Company that effective May 1, 1994, the price charged by the government to the Company for a substantial portion of the wood used by the Company's three Canadian sawmills would be adjusted upward. The Company's Canadian sawmills represent approximately 60 percent of the Company's lumber capacity. The new timber pricing formula is based on a relationship to end-product prices, and based on the end-product prices in effect at the end of the second quarter, the Company currently estimates that the new pricing structure would increase Canadian timber costs by approximately $4 million in 1994 and approximately $10 million per year thereafter. Although a minor amount of timber was processed under this pricing structure in the second quarter of 1994 and approximately two thirds in the third quarter 1994 is projected to be processed under this pricing structure, the full impact of the new pricing structure will not be realized until the fourth quarter 1994.

Wood Products sawmills operated at approximately 85 percent of capacity in the second quarter of 1994. Operating inefficiencies in the Canadian sawmills caused by poor log quality was partially responsible for the below-capacity operations. A larger factor in the below-capacity operations was that the Port Gamble sawmill was shut down for approximately one half of the second quarter due to poor lumber markets in relation to wood costs. The mill is currently operating on a one-shift basis.

The Company will reduce its Grand Forks, British Columbia sawmill to a one-shift basis in early 1995, reducing the Company's lumber production by approximately 50 million board feet per year, or 6 percent of the Company's lumber capacity. The curtailment will be caused by reduced timber harvest levels allowed by the British Columbia government.

During 1992, the United States government imposed a 6.51 percent tariff on Canadian lumber sold in the United States. During the first six months of 1994, the Company paid approximately $5.7 million under this tariff. From the inception of the tariff in 1992, through June 30, 1994, the Company has paid approximately $19 million. On August 2, 1994, an extraordinary bi-national disputes panel affirmed previous decisions of a joint trade dispute resolution panel that there was no basis for the tariff. On August 3, 1994, the United States Commerce Department indicated that the tariff will end within the next few weeks. Although no assurances can be given, based on discussions with lumber industry representatives and articles in the popular press, it appears possible that some, or all, of the tariff paid by the Company since 1992 plus interest at a yet unspecified rate would be refunded although it is unclear when this refund would be made.

The pulp and paper segment reduced its loss of $5,409,000 in the first quarter of 1994 to $3,513,000 in the second quarter of 1994. This second quarter loss was slightly greater, however, than the second quarter 1993 loss of $2,561,000. Consistent with prior quarters, second quarter 1994 combined losses in pulp and tissue were greater than income generated from diaper operations. Pulp and paper segment revenues in the second quarter of 1994 were 7 percent higher than second quarter 1993 revenues, primarily as a result of higher pulp revenues. Tissue losses in the second quarter 1994 were essentially unchanged from the second quarter 1993. Although tissue pricing remains extremely competitive, prices for the Company's tissue products began to stabilize late in 1993 after approximately four years of price declines, during which prices declined approximately 13 percent from 1989 levels. Prices have improved slightly in 1994, with second quarter 1994 prices approximately 2 percent higher than second quarter 1993 prices. Tissue sales volumes were approximately 6 percent higher than last year's second quarter. The tissue mills operated essentially at capacity during the quarter. In April 1994, the Company approved a project to improve the quality of the pulp produced at the Company's Eau Claire, Wisconsin tissue facility. The primary objective of this project is to improve the quality of the pulp produced at the facility to quality levels attained by branded producers of tissue products, allowing the Company to compete more effectively in the tissue business. The project is anticipated to cost approximately $20 million and is scheduled for completion in mid 1995.

Diaper earnings in the second quarter 1994 declined substantially from the second quarter 1993, and were slightly less than the first quarter 1994 earnings. Competitive pressure from both branded producers and other private label producers resulted in prices that were 3 percent lower in the second quarter of 1994 than the second quarter of 1993. Based on the existing mix of diaper sales, the Company's diaper business operated at approximately 90 percent of capacity in the second quarter of 1994, essentially unchanged from the first quarter of 1994. During 1993, based on the mix of diaper sales, the Company's diaper business operated essentially at capacity. The reduced sales volume was principally caused by the loss in late 1993 of a major customer which was purchased and merged into a company being supplied by another diaper manufacturer. Competitive pressures have prevented the Company from fully replacing this lost volume.

Pulp losses in the second quarter of 1994 were lower than the losses in any of the 1993 quarters, or the first quarter of 1994 as both sales volumes and pricing improved. During the first quarter of 1994, the Company completed and successfully started up a conventional pulp dryer with the ability to dry the full output of the mill. Previously, the mill had been limited in its ability to dry the full output of the mill. Combined with other mill modifications, the pulp dryer provides the Company with the flexibility to sell the full output of the mill in the domestic or world pulp markets. Currently, approximately 50 percent of the mill's capacity is being sold to a new customer in 1994, the Grays Harbor Paper Company, with pricing tied to a formula based on white paper prices. The Grays Harbor paper mill sells all of its output to one customer and in the event that the paper mill's sales to its customer are adversely impacted for any reason, sales of the Company's pulp may also be adversely impacted. The pulp mill operated at approximately 90 percent of capacity during the second quarter of 1994.

Market prices for pulp have strengthened during the first six months of 1994, and although prices for the Company's pulp have increased, they have lagged behind the industry levels. A significant portion of the Company's pulp not sold to Grays Harbor has been sold under pricing arrangements which are currently below industry pricing. These pricing arrangements are scheduled to expire later this year, at which time pulp prices should improve further. Additionally, sales prices for the pulp sold to Grays Harbor are currently at prices which are below current industry pricing.

LIQUIDITY AND CAPITAL RESOURCES

For the first half of 1994, net income before non-cash charges for depreciation and amortization contributed cash of $29.8 million. Accounts receivables increased $5.8 million primarily as a result of pulp sales to Grays Harbor and delays in payments of those receivables. Inventories increased $5.5 million, primarily as a result of higher tissue, pulp and lumber inventories. Accounts payable and accrued liabilities and income taxes payable decreased $13.6 million and $15.0 million, respectively, due primarily to timing differences in the recognition and payment of liabilities. Overall, cash of $13.0 million was used for operating activities. Spending on capital projects was $35.6 million in the first half of 1994 and it is estimated an additional $39 million will be required for capital spending for the remainder of 1994. The $75 million estimated to be spent in 1994 will be used for the completion of the pulp dryer at the

Halsey mill, for the pulp improvement in Eau Claire discussed previously, for cost reducing and product improvement projects in the Company's diaper business and for cost reducing projects at the Company's sawmills.

Early in the second quarter 1994, the Company successfully negotiated an additional $25 million short-term line of credit with terms and conditions similar to the Company's existing $20 million short-term line of credit. The Company now has $120 million in lines of credit available, of which $61 million was outstanding at June 30, 1994.

During the first quarter, the Company called for redemption of all of the Company's $40 million 6 percent convertible subordinated debentures due 2012. The effect of this transaction was to reduce long-term debt by $40 million and increase stockholders' equity by $38.6 million ($40 million less fees and expenses) and to increase common shares outstanding by 1.5 million shares.

PART II.

      ITEM 6.  Exhibits and Reports on Form 8-K

           Exhibits

            (4) (a) Line of Credit Agreement with Wachovia Bank of Georgia, National Association, dated April 29, 1994. (Incorporated herein by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.)

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

                (f) Form of Severance Pay Agreement between the Corporation and certain of its executive officers. (Incorporated herein by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)
                ________________________

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

           Reports on Form 8-K

           A Current Report on Form 8-K was filed on June 16, 1994, reporting a press release stating that Wall Street analysts' earnings estimates for the second quarter of 1994 were too high.

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



                                                  POPE & TALBOT, INC.
                                          ------------------------------------
                                                       Registrant





Date:  August 11, 1994                    /s/ C. Lamadrid
                                          ------------------------------------
                                          C. Lamadrid
                                          Senior Vice President and
                                          Chief Financial Officer