Form 10-Q
period 1994-09-30
POPE & TALBOT INC /DE/
filed 1994-11-14
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                       OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission File No.   1-7852


                              POPE & TALBOT, INC.


             Delaware                                      94-0777139
- ---------------------------------------              ----------------------
   (State or other jurisdiction of                      I.R.S. Employer
    incorporation or organization)                   Identification Number

  1500 S.W. 1st Ave., Portland, Oregon                        97201
- ----------------------------------------            ----------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (503) 228-9161


                                     NONE
 -----------------------------------------------------------------------
           Former name, former address and former fiscal year,
                      if changed since last report.


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X             No
                           --------             ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

     Common stock, $1 par value - 13,362,729 shares as of November 2, 1994

PART I.        FINANCIAL INFORMATION

                                                                                            Page No.
                                                                                            --------
         ITEM 1.     Financial Statements:

             Consolidated Condensed Balance Sheets -
               September 30, 1994 and December 31, 1993                                          2

             Consolidated Statements of Income -
               Three and Nine Months Ended September 30, 1994 and 1993                           3

             Consolidated Condensed Statements of Cash Flows -
               Three and Nine Months Ended September 30, 1994 and 1993                           4

             Notes to Consolidated Condensed Financial Statements                              5-6


         ITEM 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                            7-10


PART II.  OTHER INFORMATION

         ITEM 1.     Legal Proceedings                                                          11

         ITEM 6.     Exhibits and Reports on Form 8-K                                        11-13

PART I.
                              POPE & TALBOT, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                               September 30,         December 31,
                                                                   1994                  1993
                                                               -------------         ------------
         ASSETS
         ------
Current assets:
    Cash and cash equivalents                                    $   4,448             $   3,768
    Accounts receivable                                             63,983                56,040
    Inventories:
         Raw materials                                              67,656                62,474
         Finished goods                                             43,014                32,782
                                                                 ---------             ---------
                                                                   110,670                95,256
    Deposits on timber purchase contracts                            5,978                 5,937
    Prepaid expenses                                                10,571                 8,896
                                                                 ---------             ---------
             Total current assets                                  195,650               169,897

Properties:
    Plant and equipment                                            546,701               503,416
    Accumulated depreciation                                      (269,632)             (245,104)
                                                                 ---------             ---------
                                                                   277,069               258,312
    Land and timber cutting rights                                  11,118                10,888
                                                                 ---------             ---------
             Total properties                                      288,187               269,200

Other assets:
    Deferred charges                                                14,941                12,362
    Goodwill, net of amortization                                    4,237                 4,362
                                                                 ---------             ---------
             Total other assets                                     19,178                16,724
                                                                 ---------             ---------
                                                                 $ 503,015             $ 455,821
                                                                 =========             =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
    Notes payable                                                $  20,000             $  11,000
    Current portion of long-term debt                                  901                   901
    Accounts payable and accrued liabilities                        71,138                71,439
    Income taxes                                                     5,123                17,822
                                                                 ---------             ---------
             Total current liabilities                              97,162               101,162

Noncurrent liabilities:
    Reforestation                                                   15,557                14,999
    Postretirement benefits                                         13,580                12,804
    Long-term debt, net of current portion                         144,301               134,599
    Deferred income taxes                                            1,766                 7,936
                                                                 ---------             ---------
             Total noncurrent liabilities                          175,204               170,338

Stockholders' equity:
    Common stock                                                    13,972                12,429
    Additional paid-in capital                                      40,858                 3,370
    Retained earnings                                              190,757               185,762
    Cumulative translation adjustments                              (3,814)               (4,578)
    Less treasury shares at cost                                   (11,124)              (12,662)
                                                                 ---------             ---------
             Total stockholders' equity                            230,649               184,321
                                                                 ---------             ---------
                                                                 $ 503,015             $ 455,821
                                                                 =========             =========


The accompanying notes are an integral part of these consolidated condensed balance sheets.

                              POPE & TALBOT, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)



                                                      Three months ended            Nine months ended
                                                         September 30,                September 30,
                                                    -----------------------      -----------------------
                                                       1994         1993           1994           1993
                                                    ---------    ----------      ----------    ---------
Revenues:
  Wood products                                      $ 73,033     $ 71,158        $228,771      $224,272
  Pulp and paper products                              98,221       79,752         269,144       245,467
                                                     --------     --------        --------      --------
    Total                                             171,254      150,910         497,915       469,739

Costs and expenses:
  Cost of sales:
    Wood products                                      62,008        60,157        178,114       174,570
    Pulp and paper products                            95,976        78,191        268,505       239,430
  Selling, general and administrative                   8,209         7,233         22,756        21,080
  Interest                                              2,867         2,231          7,675         5,814
                                                     --------      --------       --------      --------
    Total                                             169,060       147,812        477,050       440,894

Income before income taxes and
  cumulative effect of accounting changes               2,194         3,098         20,865        28,845

Income tax provision                                    1,273         1,785          8,555        11,826
                                                     --------      --------       --------      --------

Net income before cumulative effect
  of accounting changes                                   921         1,313         12,310        17,019
Cumulative effect of accounting changes -
  net of tax                                                -             -              -          (562)
                                                     --------      --------       --------      --------
Net income                                           $    921      $  1,313       $ 12,310      $ 16,457
                                                     ========      ========       ========      ========

Net income per common share:
  Primary:
    Income before cumulative effect
      of accounting changes                            $  .07        $  .11          $ .95        $ 1.46
    Cumulative effect of accounting changes                 -             -              -          (.05)
                                                       ------        ------          -----        ------
  Primary earnings per share                           $  .07        $  .11          $ .95        $ 1.41
                                                       ======        ======          =====        ======

  Fully diluted:
    Income before cumulative effect
      of accounting changes                            $  .07        $  .11          $ .93        $ 1.35
    Cumulative effect of accounting changes                 -             -              -          (.04)
                                                       ------        ------          -----        ------
  Fully diluted earnings per share                     $  .07        $  .11          $ .93        $ 1.31
                                                       ======        ======          =====        ======
Cash dividends per common share                        $  .19        $  .19          $ .57        $  .57
                                                       ======        ======          =====        ======
Weighted average number of
  common shares outstanding:
    Primary                                        13,362,729    11,702,478     13,024,349    11,677,228
                                                   ==========    ==========     ==========    ==========
    Fully diluted                                  13,362,729    13,381,290     13,500,946    13,348,599
                                                   ==========    ==========     ==========    ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              POPE & TALBOT, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                      Three months ended            Nine months ended
                                                                           September 30,               September 30,
                                                                     ---------------------        ----------------------
                                                                       1994         1993            1994          1993
                                                                     --------     --------        --------      --------
Cash flow from operating activities:
  Net income                                                         $    921     $  1,313        $ 12,310      $ 16,457
  Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
      Depreciation and amortization                                    10,050        7,401          28,472        22,164
      Cumulative effect of accounting changes                               -            -               -           562
      Increase (decrease) in:
           Accounts payable and accrued liabilities                    13,255       12,444            (301)        7,206
           Income taxes                                                 2,260        1,372         (12,699)        3,548
           Reforestation                                                   47          736             772         1,951
           Postretirement benefits                                        265          206             776           680
           Deferred income taxes                                       (6,175)           -          (6,175)            -
      Decrease (increase) in:
           Accounts receivable                                         (2,168)      (2,903)         (7,943)       (7,018)
           Inventories                                                 (9,935)     (13,610)        (15,414)       (7,863)
           Deposits on timber purchase contracts                       (2,103)      (1,287)         (2,739)       (2,565)
           Prepaid expenses                                              (568)        (583)         (1,675)       (1,925)
           Deferred charges and other                                   2,367       (5,330)           (144)       (6,835)
                                                                     --------     --------        --------       -------
                 Net cash provided by (used for)
                   operating activities                                 8,216         (241)         (4,760)       26,362

Cash flow from investing activities:
  Capital expenditures                                                (12,459)     (24,901)        (48,073)      (60,142)
  Proceeds from sale of other properties                                  193        3,359             199         4,953
                                                                     --------     --------        --------      --------
                 Net cash used for investing activities               (12,266)     (21,542)        (47,874)      (55,189)

Cash flow from financing activities:
  Net increase (decrease) in short-term borrowings                     (1,000)      11,000           9,000         5,517
  Proceeds from issuance of long-term debt                             10,000            -          50,000        30,000
  Reduction of long-term debt                                            (101)           -            (298)            -
  Cash dividends                                                       (2,538)      (2,223)         (7,315)       (6,647)
  Net proceeds from issuance of treasury stock                              -           13           1,927         1,591
                                                                     --------     --------        --------      --------
                 Net cash provided by financing activities              6,361        8,790          53,314        30,461
                                                                     --------     --------        --------      --------
                 Increase (decrease) in cash and
                   cash equivalents                                     2,311      (12,993)            680         1,634

                 Cash and cash equivalents at
                   beginning of period                                  2,137       18,971           3,768         4,344
                                                                     --------     --------        --------      --------
                 Cash and cash equivalents at
                   end of period                                     $  4,448     $  5,978        $  4,448      $  5,978
                                                                     ========     ========        ========      ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              POPE & TALBOT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          September 30, 1994 and 1993
                                  (Unaudited)

1.  General

         The consolidated condensed interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company as of September 30, 1994 and December 31, 1993, and the results of operations and changes in cash flows for the three and nine months ended September 30, 1994 and 1993. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's 1993 report on Form 10-K. The results of operations for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

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

5.  Debt

         Early in the second quarter of 1994, the Company successfully negotiated an additional $25 million short-term line of credit with terms and conditions similar to the Company's existing $20 million short-term line of credit. The Company now has $120 million in lines of credit available, of which $70 million was outstanding at September 30, 1994, compared to $11 million outstanding at December 31, 1993. The increase in lines of credit outstanding since the 1993 year-end primarily financed the Company's capital improvement projects and working capital requirements.

6.  Inventories

         Inventories are carried at the lower of cost or market value. For portions of lumber inventories, cost has been determined on the last-in, first-out (LIFO) method. Primarily in the third quarter of 1994, certain lumber inventory quantities were reduced, resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect of these lumber inventory quantity reductions was to increase year-to-date 1994 pretax income by approximately $3.0 million.

                              POPE & TALBOT, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          SEPTEMBER 30, 1994 AND 1993
                                  (unaudited)



RESULTS OF OPERATIONS

Third quarter 1994 income was $921,000, or $.07 per share, a decline from both the third quarter 1993 income of $1,313,000, or $.11 per share, and the second quarter 1994 income of $2,801,000, or $.21 per share. Third quarter 1994 revenues were up 13 percent over the third quarter 1993. Third quarter 1994 results of operations were positively impacted by a partial tariff refund and inventory valuations discussed below.

The Wood Products segment, which comprised 46 percent of 1994 year-to-date revenues, generated earnings for the third quarter 1994 of $9,733,000, essentially unchanged from the third quarter 1993 earnings of $9,786,000, however, down from the second quarter 1994 earnings of $12,810,000. Lumber sales prices were approximately 7 percent higher in the third quarter 1994 than third quarter 1993 prices, although essentially unchanged from the second quarter 1994. Year-to-date 1994 sales prices have averaged approximately 8 percent higher than 1993 year-to-date sales averages. Wood costs have continued to escalate and in both the third quarter 1994 and in the nine months 1994 higher wood costs have essentially offset the benefit from higher lumber prices. In addition to the generally higher log costs, the Provincial Government of British Columbia adjusted upward the price charged by the government to the Company for a substantial portion of the wood used by the Company's three Canadian sawmills effective May 1, 1994. The Company's Canadian sawmills represent approximately 60 percent of the Company's lumber capacity. The new timber pricing formula is based on a relationship to end-product prices, and based on the end-product prices in effect at the end of the third quarter, the Company currently estimates that the new pricing structure would increase Canadian timber costs by approximately $4 million in 1994 and approximately $10 million per year thereafter. Approximately two thirds of the Canadian timber in the third quarter 1994 was processed under this pricing structure with the full impact of the new pricing structure not being realized until the fourth quarter 1994.

The Company values its United States lumber inventories on the last-in first-out method. Quantities of certain lumber inventories valued at LIFO were reduced primarily in the third quarter 1994, generating pretax income of approximately $3 million during the third quarter.

The Company will reduce its Grand Forks, British Columbia sawmill to a one-shift basis in early 1995, reducing the Company's lumber production by approximately 50 million board feet annually, or approximately 6 percent of the Company's lumber capacity. The curtailment will be caused by reduced timber harvest levels allowed by the British Columbia government. During the third quarter, the company committed to and finalized the shift reduction plan and recorded a $1.8 million charge as the cost of the reduction.

During the third quarter of 1994, the United States Department of Commerce eliminated a 6.51 percent tariff in effect since 1992 on Canadian lumber sold in the United States. The tariff elimination was based on the conclusions reached by an extraordinary bi-national disputes panel which affirmed previous decisions of a joint trade dispute resolution panel that there was no basis for the tariff. The Company paid approximately $20 million under the tariff since its inception in 1992, and during the third quarter the Company received, and included in income, $3.7 million as the refund of the tariff paid in 1994 subsequent to the decision of the joint trade disputes resolution panel. The Department of Commerce is currently deliberating on whether to refund to the Company the remaining amount outstanding, plus interest. Additionally, legal challenges have been filed by a group of United States lumber producers challenging the constitutionality of the North American Free Trade Act (NAFTA) and attempting to block additional refunds and to reinstate the tariff. At this time it is unclear if some, or all, of the remaining tariff, plus interest at a yet unspecified rate, will be refunded.

Wood Products sawmills operated at approximately 80 percent of capacity in the third quarter of 1994. Operating inefficiencies in the Canadian sawmills caused by poor log quality were partially responsible for the below-capacity operations. Additionally, the Port Gamble sawmill was shut down for a portion of the third quarter due to poor lumber pricing in relation to wood costs.

The third quarter 1994 pulp and paper segment loss of $2,172,000 was smaller than the losses in both the third quarter 1993 and second quarter 1994. Consistent with prior quarters, pulp and tissue reflected losses while diapers generated income. Pulp losses continue to decline, with the third quarter 1994 losses lower than either of the first two quarters of 1994, or any of the 1993 quarters. Pulp and paper segment revenues were up 23 percent in the third quarter 1994 over third quarter 1993 primarily as the result of higher pulp sales volumes.

The Company's market pulp business, which comprises approximately 14 percent of 1994 year-to-date revenues, has seen market prices for pulp strengthen significantly during the first nine months of 1994 with the standard grade of bleached softwood pulp selling at the end of the third quarter for more than 70 percent above its price in late December 1993. Although prices for the Company's pulp have increased, they have lagged behind industry levels. Currently, approximately 50 percent of the mill's capacity is being sold to a new customer in 1994, the Grays Harbor Paper Company, with pricing tied to a formula based on white paper prices. These prices are currently below current industry pricing for market pulp. The Grays Harbor paper mill sells all of its output to one customer and in the event that the paper mill's sales to its customer are adversely impacted for any reason, sales of the Company's pulp may also be adversely impacted. For the majority of 1994, a significant portion of the Company's pulp not sold to Grays Harbor has been sold under pricing arrangements which were below industry pricing. Late in the third quarter of 1994, the pricing provisions of the non-Grays Harbor contracts expired and prices have returned to a normal relationship to market. The pulp mill operated essentially at capacity during the third quarter 1994. In the third quarter of 1993, a depressed pulp market combined with a lack of adequate drying capacity, resulted in the mill operating at 40 percent of capacity.

During the first quarter of 1994, the Company completed and successfully started up a conventional pulp dryer at Halsey with the ability to dry the full output of the mill. Previously, the mill had been limited in its ability to dry the full output of the mill. Combined with other mill modifications, the pulp dryer provides the Company with the flexibility to sell the full output of the mill in the domestic or world pulp markets.

The tissue business, which comprised 16 percent of 1994 year-to-date revenues, generated losses in the third quarter 1994 which were essentially unchanged from the second quarter 1994 losses, but greater than the third quarter 1993 loss. Prices for the Company's tissue products began to stabilize in 1993 after approximately four years of price declines, during which prices declined approximately 13 percent from 1989 levels. The tissue business remains extremely competitive and general industry pricing has not improved. Sales prices for the Company's tissue products in the third quarter 1994 have improved approximately 6 percent from the third quarter 1993 and 2 percent from the second quarter of 1994 primarily through improvements in customer mix and product mix. Year-to-date tissue pricing is approximately 3 percent above the first nine months of 1993. However, tissue shipments in the third quarter were down approximately 8 percent from the third quarter 1993 and the second quarter of 1994 as sales volumes to certain customers was less than expectations because of customer mix. Tissue shipments represented approximately 83 percent of tissue capacity. The higher pulp prices which will help the Company's pulp business began to be reflected in the third quarter in the tissue business as higher costs for recycled fiber, the primary raw material for the Company's tissue products. Recycled fiber prices generally follow the same pricing trends as market pulp, and with the recent strength in the pulp markets expected to continue, recycled fiber costs will most likely continue to increase. As a result of the current losses in the Company's tissue business and the increasing fiber costs, a return to profitability for the Company's tissue business will be dependent on improved industry pricing.

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

Diapers, which comprised 24 percent of 1994 year-to-date revenues, reflected earnings which improved slightly in the third quarter 1994 over the second quarter 1994, but were still below any quarter in 1993. Sales volumes have improved to approximately 95 percent of capacity, up from approximately 90 percent of capacity in the second quarter of 1994. Despite competitive pricing pressure from both branded producers and other private label diaper producers, sales prices were essentially unchanged from both the third quarter 1993 and the second quarter 1994. Costs for fluff pulp, a primary component of disposable diapers, began to increase in the third quarter 1994 with the strengthening pulp markets.

LIQUIDITY AND CAPITAL RESOURCES

For the first three quarters of 1994, net income before non-cash charges for depreciation and amortization contributed cash of $40.8 million. Inventories increased $15.4 million due mainly to higher tissue, diaper and log inventories. Tissue and diaper inventories were up due to sluggish product demand which may be countered by taking selective downtime as necessary in the fourth quarter. The increased log inventories related mainly to higher stumpage costs in Canada. Accounts receivables increased $7.9 million primarily as a result of pulp sales to Grays Harbor and delays in payments of those receivables. After September month-end, Grays Harbor receivables were brought current. Income taxes payable and deferred income taxes combined to decrease $18.9 million due primarily to timing differences in the recognition of tax obligations and their related payment. Overall, cash of $4.8 million was used for operating activities.

The Company invested $48.1 million in capital projects during the first nine months of the year and estimates an additional $19.0 million will be spent over the remainder of 1994. The estimated $67 million of capital spending in 1994 will be used to complete the pulp dryer at the Halsey mill, for the pulp improvement in Eau Claire discussed previously, for cost reducing and product improvement projects in the Company's diaper business and for cost reducing projects at the Company's sawmills. Spending on capital projects will be funded by internally generated cash and borrowing on the Company's lines of credit, where required.

Year to date 1994, the Company has returned $7.3 million to shareholders in the form of dividends.

Early in the second quarter 1994, the Company negotiated an additional $25 million short-term line of credit with terms and conditions similar to the Company's existing $20 million short-term line of credit. The Company now has $120 million in lines of credit available, of which $70 million was outstanding at September 30, 1994.

During the first quarter, the Company called for redemption of all the Company's $40 million 6 percent convertible subordinated debentures due 2012. The effect of this transaction was to reduce long-term debt by $40 million and increase stockholders' equity by $38.6 million ($40 million less fees and expenses) and to increase common shares outstanding by 1.5 million shares.

PART II.

      ITEM 1.  Legal Proceedings

           In September 1992, Kimberly-Clark sued the Company in the U.S. District Court for the Western District of Washington, alleging that diapers manufactured by the Company infringe a U.S. patent that has been assigned to Kimberly-Clark. During 1994, the action was settled by the parties on confidential terms with the Company retaining the right to continue to sell the accused products. As a part of the settlement, the parties will arbitrate one of the issues and the Company does not expect that the ultimate resolution of this matter will have a material adverse impact on the financial position or results of operations of the Company.

           Kimberly-Clark had also threatened additional litigation with respect to a related patent which may be issued to Kimberly-Clark from the U.S. Patent and Trademark office. This issue has also been settled with no material adverse impact on the financial position or results of operations of the Company.

      ITEM 6.  Exhibits and Reports on Form 8-K

           Exhibits
           --------
            (4) (a) Line of Credit Agreement with Wachovia Bank of Georgia, National Association, dated April 29, 1994. (Incorporated herein by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.)

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

                (f) Form of Severance Pay Agreement between the Corporation and certain of its executive officers. (Incorporated herein by reference to Exhibit 10(f) to the company's Annual Report on Form 10-K for the year ended December 31, 1990.)
                  . . . . . . . . . . . . . . . . . . . . . . . .

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

                (j) Grays Harbor Paper L.P. Amended and Restated Pulp Sales Supply Contract dated September 28, 1994.

           (11)  Statement re computation of per share earnings.

           (22) Listing of parents and subsidiaries. (Incorporated herein by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

           (27)  Financial Data Schedule.

           The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.

           Reports on Form 8-K
           -------------------

           No reports on Form 8-K were filed during the three months ended September 30, 1994.

                              POPE & TALBOT, INC.


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 POPE & TALBOT, INC.
                                              -------------------------
                                                     Registrant





Date:  November 14, 1994                        /s/ C. Lamadrid
                                              -------------------------
                                              C. Lamadrid
                                              Senior Vice President and
                                              Chief Financial Officer