Form 10-Q/A
period 1994-09-30
POPE & TALBOT INC /DE/
filed 1994-12-22
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

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

PART II.

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

                (j) Grays Harbor Paper L.P. Amended and Restated Pulp Sales Supply Contract dated September 28, 1994.
                     [Certain information has been omitted therein pursuant to a request for confidential treatment pursuant to Rule 24b-2]

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


                                                 POPE & TALBOT, INC.
                                              -------------------------
                                                     Registrant





Date:  December 21, 1994                        /s/ C. Lamadrid
                                              -------------------------
                                              C. Lamadrid
                                              Senior Vice President and
                                              Chief Financial Officer