Form 10-Q/A
period 1994-09-30
POPE & TALBOT INC /DE/
filed 1995-01-06
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 2

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


                                                 POPE & TALBOT, INC.
                                              -------------------------
                                                     Registrant





Date:  January 6, 1995                        /s/ C. Lamadrid
                                             -------------------------
                                              C. Lamadrid
                                              Senior Vice President and
                                              Chief Financial Officer