Form 10-K
period 1994-12-31
POPE & TALBOT INC /DE/
filed 1995-03-28
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________.

                         Commission File Number 1-7852

                              POPE & TALBOT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  94-0777139
- -----------------------------------         ---------------------------------
   (State or other jurisdiction             (IRS Employer Identification No.)
 of incorporation or organization)

1500 SW 1st Avenue, Portland, Oregon                      97201
- ------------------------------------        ---------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (503) 228-9161
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each Exchange
         Title of each class                      on which registered
         -------------------                      -----------------------
Common Shares, par value $1.00                    New York Stock Exchange
Common Shares, par value $1.00                    Pacific Stock Exchange
8-3/8% Debentures, Due June 1, 2013               None

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]   No [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant is $207,267,954 as of March 9, 1995 ($16.375 per share).

                            13,362,729
- ------------------------------------------------------------------
(Number of shares of common stock outstanding as of March 9, 1995)

Part I and Part II incorporate specified information by reference from the annual report to shareholders for the year ended December 31, 1994. Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders on May 10, 1995.

                                     PART I

Item 1.  Business

INTRODUCTION AND DEVELOPMENTS IN 1994

       Pope & Talbot, Inc. (the "Company") is engaged principally in the wood products and pulp and paper products businesses. The Company's wood products business involves the manufacture and sale of standardized and specialty lumber and wood chips. In its pulp and paper business, the Company manufactures and sells a full line of private label consumer tissue and disposable diaper products, bleached kraft pulp for newsprint and writing paper, and brokers wood chips. During 1994, wood products accounted for approximately 46 percent of the Company's revenues, consumer tissue accounted for 16 percent, disposable diapers 24 percent and bleached kraft pulp and brokered wood chips 14 percent.

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

       Since the mid-1980s, the Company has reduced its dependency on timber from the Pacific Northwest, where environmental concerns about the preservation of old-growth forests have sharply restricted the availability and increased the cost of public timber. At the same time, the Company has increased its operations in regions presently having more stable timber supplies, particularly in British Columbia and the Black Hills region of South Dakota and Wyoming. In 1985, the Company distributed its timber and land development properties in the State of Washington to its shareholders through interests in a newly formed master limited partnership. In 1989, the Company sold its Oregon sawmill, and the Company has since sold its remaining Oregon timberlands. In 1992, the Company acquired a 225 million board feet capacity sawmill and related timber cutting rights in Castlegar, British Columbia. The Company currently operates six sawmills with an estimated annual capacity of 726 million board feet, of which approximately 80% is located in British Columbia and the Black Hills.

       In order to expand and broaden its sources of revenue, the Company acquired its pulp, consumer tissue and disposable diaper businesses in the late 1970s and 1980s. The Halsey, Oregon pulp mill produces bleached kraft pulp which is sold in the open market and to newsprint manufacturers and a writing paper manufacturer in the Pacific Northwest. The Company's private label tissue business manufactures towels, napkins, bathroom tissue and facial tissue from recycled paper at two mills in the U.S. Disposable diapers are produced by the Company at four mills in the U.S. The Company sells its tissue and diaper products under private labels to supermarkets, drugstores, mass merchandisers and food and drug distribution companies. In 1992, the Company commenced a program to reduce costs and improve operating efficiencies in these businesses, resulting in the consolidation of one tissue mill and one diaper plant. In early 1994, the Company completed projects resulting in significant product and cost improvements to its pulp mill.

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

       Environmental regulations to which the Company is subject require the Company from time to time to incur significant operating costs and capital expenditures. In addition, as discussed herein, environmental concerns have in the past materially affected the availability and cost of raw materials used in the Company's business. See "Wood Products Business", "Pulp and Paper Products Business" and "Environmental Matters."

WOOD PRODUCTS BUSINESS

       The Company's wood products business involves the manufacture and sale of standardized and specialty lumber and wood chips. The Company's principal wood product categories and the sales generated by each over the past three years are set forth in the following table:


         Classes of Wood Products                  1994             1993             1992
         ------------------------                  ----             ----             ----
                                                              (In thousands)
         Lumber                                   $261,322         $256,842         $176,544
         Wood chips                                 30,284           29,695           26,376
         Logs and other                             12,599           13,498           11,247
                                                  --------         --------         --------
           Total wood products sales              $304,205         $300,035         $214,167
                                                  ========         ========         ========


       In 1994, lumber revenues increased $4.5 million, or 2 percent, compared with 1993. These increased revenues were due to higher lumber sales prices which more than offset the impact of lower sales volumes, primarily due to downtime taken at the Port Gamble sawmill. In 1993, lumber revenues increased $80.3 million, or 45 percent, compared with 1992. These increased revenues in 1993 were due mainly to higher lumber sales prices, but also to greater lumber sales volumes resulting from operating the Castlegar, British Columbia sawmill, which was purchased in the second quarter of 1992, throughout 1993.

       The Company's lumber products consist principally of boards and dimension lumber, some of which are specialty, value-added items, such as stress-rated lumber. Wood chips and other similar materials are obtained as a by-product of the Company's lumber operations. Wood chips were also obtained from direct chipping of whole logs in 1993 and 1992.

       The principal sources of raw material for the Company's wood products operations are timber obtained through long-term cutting licenses on public lands, logs purchased in open log markets, timber offered for sale via competitive bidding by federal and state agencies and private sources, and timber purchased under long-term contracts to cut timber on private lands.

       Approximately 80% of the Company's current lumber capacity is located in British Columbia, Canada and the Black Hills region of South Dakota and Wyoming, where timber supplies are more stable than in the U.S. Pacific Northwest. In Canada, timber requirements are obtained primarily from the Provincial Government of British Columbia under long-term timber harvesting licenses which allow the Company to remove timber from defined areas annually on a sustained yield basis. Approximately 25 percent of the Company's Canadian log requirements are satisfied through open market log purchases. In the Black Hills, the Company obtains its timber from various public and private sources under long-term timber harvesting contracts in addition to buying logs on open markets. Under these licenses and contracts, prices are subject to periodic adjustment based upon formulas set forth therein. Additionally, the Provincial Government of British Columbia has the authority to modify prices and harvest volumes at any time. During 1994, the Provincial Government of British Columbia adjusted upward the price charged for a substantial portion of the wood used by the Company's three Canadian sawmills effective May 1, 1994. The new pricing formula, which is based on a relationship to end-product prices, had the effect of increasing 1994 log costs by approximately $7 million. Reduced timber harvest levels resulted in the January 1, 1995, curtailment of the Grand Forks, British Columbia sawmill to a one-shift production basis.
This Grand Forks curtailment reduced lumber capacity by 60 million board feet annually, or approximately 8 percent of the Company's lumber capacity. The Provincial Government of British Columbia's Commission of Resources and Environment ("CORE") is reviewing the future use of the forest resources in the province, including reserving additional forest resources to park lands. The results of these CORE reviews may affect the amount of timber available in the future and could reduce the amount of timber available to the Company's Canadian sawmills by 10 percent to 30 percent or more. Any ultimate reduction in allowable timber harvests may result in further decreases in lumber production levels at one or more of the Company's Canadian sawmills.

       At Port Gamble, the Company obtains its timber primarily via competitive bidding on timber offered by federal and state agencies and private sources and from logs purchased in the open market. Decreased availability of federal timber caused primarily by pressures from environmental groups to curtail harvests from public lands, thereby protecting old-growth forests and wildlife habitat, combined with strong export demand for logs, has resulted in reduced wood supplies. This highly competitive log supply environment caused the Company to reduce production at its Port Gamble sawmill to 58% of capacity in 1994.

       Although no assurances can be given, subject to the results of the CORE studies, the Company believes that timber supplies will be adequate to sustain current lumber production levels at the Company's sawmills, with the exception of Port Gamble which will continue to operate based upon log availability.

       Marketing and Distribution. The Company's lumber products are sold primarily to wholesalers. Wood chips produced by the Company's sawmills are sold to manufacturers of pulp and paper in the U.S. and Canada. Sales of logs are made to other U.S. and Canadian forest products companies.

       Marketing of the Company's wood products is centralized in its Portland, Oregon offices. Although the Company does not have distribution facilities at the retail level, the Company does utilize several reload facilities around the U.S. to assist in moving the product closer to the customer. The Company sold wood products to numerous customers during 1994, the ten largest of which accounted for approximately 33 percent of total wood products sales. No single wood products customer accounted for more than 10 percent of the Company's revenues in 1994.

       Backlog. The Company maintains a minimal finished goods inventory of wood products. At December 31, 1994, orders were approximately $7.5 million, compared with approximately $11.2 million at December 31, 1993. This backlog represented an average order file for the Company which generally would be shipped in two weeks to one month. The decrease from 1993 to 1994 reflects both reduced lumber sales prices and lower order volume. The lower order volume is a function of timing and the Company does not believe it is indicative of a business trend.

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

       For further information regarding amounts of revenue, operating profit and loss and identifiable assets attributable to the wood products industry segment, see Note 11 of "Notes to Consolidated Financial Statements" in the Company's 1994 Annual Report to Shareholders.

PULP AND PAPER PRODUCTS BUSINESS

       The Company's principal pulp and paper products categories and the sales generated by each over the last three years are set forth in the following table:


       Classes of Pulp and Paper Products                     1994             1993             1992
       ----------------------------------                     ----             ----             ----
                                                                          (In thousands)
       Tissue products                                      $104,884         $105,040         $114,647
       Disposable diapers                                    157,067          170,128          139,515
       Bleached kraft pulp                                    77,950           40,319           63,410
       Brokered wood chips                                    15,767           13,404           12,606
                                                            --------         --------         --------
          Total pulp and paper products sales               $355,668         $328,891         $330,178
                                                            ========         ========         ========

       Pulp and paper revenues increased $26.8 million, or 8 percent, from 1993 to 1994 due mainly to improved pulp sales. From 1993 to 1994, pulp volumes and prices increased 54 percent and 25 percent, respectively. The volume increase related primarily to the Halsey pulp mill's return to essentially full production for the majority of 1994. In tissue, a 2 percent drop in volume was offset by a 2 percent price improvement from 1993 to 1994. The decrease in 1994 diaper revenues resulted from a 5 percent volume reduction combined with 3 percent lower prices. Pulp and paper revenues were essentially unchanged from 1992 to 1993 as increased disposable diaper revenues were offset by lower tissue and pulp revenues. The improved diaper revenues resulted from a 21 percent increase in sales volume. Tissue and pulp volumes were off approximately 8 percent and 28 percent, respectively, from 1992 to 1993, while tissue prices dropped 1 percent and pulp prices fell 12 percent during this same period.

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

       Marketing and Distribution. The Company utilizes its own sales force and some retail consumer products brokers to sell its products to supermarkets, drugstores, mass merchandisers and food and drug distribution companies. The Company's products enjoy national distribution; however, the majority are sold east of the Rocky Mountains. Sales to the Company's ten largest paper products customers represented 50 percent of tissue products and diaper sales in 1994. No single paper products customer accounted for 10 percent or more of total Company revenues in 1994.

       Backlog. The Company carries a minimal finished goods inventory in tissue products and disposable diapers. At the end of 1994 the order file was approximately $11.8 million compared to a backlog of approximately $13.3 million at December 31, 1993. The lower order backlog at year-end 1994 than year-end 1993 relates to timing of order receipts and the Company does not believe it is indicative of a business trend. This backlog is generally shipped in less than one month.

       Competition. The tissue market is extremely competitive, with approximately 10 major producers. Of these, Scott Paper Company, Fort Howard Corporation, James River Corporation and Procter & Gamble Corporation are dominant and account for approximately 64 percent of the market. Within the tissue market, the Company estimates that the private label tissue segment accounts for approximately 12 percent to 22 percent of the total, depending on the product.

       In the tissue business, continued low industry operating rates resulting from industry capacity increases in recent years which have exceeded demand growth, coupled with aggressive pricing by tissue producers, has resulted in an extremely competitive tissue pricing environment. The Company's tissue mills operated at 97 percent of capacity in 1994. Overall, beginning in 1989 and continuing through 1993, prices for the Company's tissue fell an average 13 percent. This 13 percent price reduction included decreases of 6 percent in 1992 and 1 percent in 1993. In 1994, prices rebounded somewhat, averaging 2 percent higher than 1993.

       Of the disposable diaper market, the Company estimates that approximately 77 percent is in branded products, with the remaining 23 percent relating to private label products. There are four major producers in the disposable diaper business. Procter & Gamble and Kimberly- Clark are dominant with a combined 75 percent of the market, all of which is in branded products. Paragon Trade Brands, Inc. is the largest producer in the private label market segment, followed by the Company with approximately 7 percent of the disposable diaper market.

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

       2.  PULP PRODUCTS

       The Company owns a pulp mill and supporting facilities at Halsey, Oregon. This mill produces bleached kraft pulp which is sold in various forms in the open market and to newsprint manufacturers and a writing paper manufacturer in the Pacific Northwest. In conjunction with the fiber acquisition program for the pulp mill, the Company brokers pulp chips for sale primarily into the export market. The total annual capacity of the mill is 180,000 air dry metric tons; 158,000 metric tons were produced in 1994 and 109,000 metric tons were produced in 1993. The Company's pulp business was affected in 1992 and to a greater extent in 1993 by relatively high wood chip costs, weak demand, declining pulp prices and by the loss of a major customer. However, the pulp market rebounded dramatically in 1994 which, along with sales to a significant new pulp customer in 1994, allowed the Company to increase its pulp sales volume 54 percent over the 1993 level.

       From 1985 until 1993 the Company had a pulp supply contract with James River Corporation ("James River") under which the Company supplied up to approximately 65,000 metric tons of pulp in slush form to a tissue facility owned by James River adjacent to the Company's pulp mill. James River began production of its own recycled pulp at Halsey in

1992, and correspondingly reduced its consumption of pulp from the Company's pulp mill in 1992 and completely phased out of its Halsey pulp consumption in 1993. Approximately 10,000 metric tons were sold to James River in early 1993.

       As a result of depressed world pulp prices in 1992 and 1993, selective downtime was taken in lieu of selling pulp in the open market to replace the lost James River tonnage. Because of the lost James River volume and the related decision to take selective downtime, the Halsey pulp mill operated at 60 percent of capacity in 1993.

       In order to provide additional sales flexibility and attempt to improve margins through higher value products, the Company initiated mill modifications in 1993 totaling $41 million, which were completed in early 1994, to improve pulp quality and expand pulp drying capabilities. These modifications were in addition to a $24 million oxygen delignification project which reduced both the use of chlorine in the bleaching process and dioxin discharges. This oxygen delignification project, which was completed late in 1993, was necessary to comply with an agreement entered into with the Oregon Department of Environmental Quality on meeting target emission levels. These mill improvements have allowed the Company to expand its pulp product offerings and to dry its total pulp production, thus providing greater access to new pulp markets within and outside the Pacific Northwest, which has historically been the Company's primary pulp market region.

       The pulp mill modifications mentioned previously made it possible for the Company to enter into a significant pulp supply agreement in late 1993. Under this agreement with Grays Harbor Paper L.P. ("Grays Harbor"), the Company began supplying pulp to the Grays Harbor writing grade paper mill. In 1994, Grays Harbor purchased approximately 89,000 metric tons of pulp from the Company. All output from the paper mill is sold to one customer. In the event that the paper mill's sales to its customer are adversely impacted for any reason, sales of the Company's pulp may be adversely impacted. A portion of the pulp sold to the paper mill is produced from sawdust and hardwood chips, which have historically been less expensive than softwood chips, which has been the primary raw material for the pulp mill. Pricing for this pulp is computed using a formula based on prices for white paper.

       Weyerhaeuser Company ("Weyerhaeuser") owns a pulp mill, which it is currently upgrading and expanding, located adjacent to the North Pacific Paper Company ("Norpac") newspaper manufacturing facility in Longview, Washington. Weyerhaeuser is a part owner of Norpac. Upon completion of the Weyerhaeuser upgrade and expansion project, Norpac will likely satisfy its pulp needs through purchases from the Weyerhaeuser mill. In 1994, Norpac purchased approximately 48,000 metric tons of pulp from the Company. Norpac is presently phasing out its pulp purchases from the Company and by the fourth quarter of 1995, plans to discontinue purchases from the Halsey pulp mill. As a result of the mill's pulp enhancements brought about by the previously mentioned mill modifications, the Company does not anticipate that the present reduction, and ultimate discontinuation, of Norpac sales volume will have a material adverse effect on the Company's pulp business or results of operations.

       Substantially all of the Company's wood chip and sawdust requirements for the Halsey pulp mill are satisfied through purchases by the Company from third parties. The Company has long-term chip supply contracts with sawmills in the Pacific Northwest.

       Environmental concerns over timber harvests, which have caused high log costs for the Company's Port Gamble sawmill, have also caused higher chip costs and reduced chip availability from historic sources at the Halsey pulp mill over the past several years. In order to maintain an adequate supply of wood fiber for the mill, the Company has expanded its geographic base from which it obtains the softwood chips normally used as the primary raw material for the pulp mill. The Company has also expanded the capability of using sawdust and hardwood chips, which historically have been less expensive than softwood chips, as raw materials for a portion of the production. In order to maintain an adequate supply of chips for the anticipated 60 percent of the pulp mill's production which will remain based on softwood chips, the Company will continue to use an expanded geographic base to obtain chips, adding to their cost. Although chip costs have remained at historically high levels, they have been essentially constant during 1992, 1993 and 1994; however, chip prices did begin to increase late in 1994 and early 1995. Unless environmental restrictions on timber harvests are relaxed, chip prices likely will remain high, and sawdust and hardwood chip prices may also increase. The Company believes that its third-party chip and sawdust purchases will be adequate for the Halsey pulp mill in the foreseeable future.

       Marketing and Distribution. The Company utilizes its own sales force and pulp brokers to sell its pulp products. Substantially all of the Company's pulp products are sold in the Northwest. In 1994, sales to Grays Harbor represented 45 percent of the Company's pulp revenues, sales to Norpac represented 28 percent of the Company's pulp revenues, and the remaining eight largest customers accounted for an additional 22 percent of pulp revenues. No single pulp customer accounted for 10 percent or more of total Company revenues in 1994.

       Backlog. The Company's pulp customers typically enter into one- to three-year contracts and provide the Company with annual estimates of their requirements. More definite orders are placed by these customers on a quarterly or monthly basis. As of December 31, 1994, the Company's backlog of orders for pulp products for delivery during the first quarter of 1995 was $27 million, compared to a backlog of approximately $19 million at December 31, 1993. This increase in order backlog reflects the improved pulp markets in the first quarter of 1995 compared to the first quarter of 1994.

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

       For further information regarding amounts of revenue, operating profit and loss and identifiable assets attributable to the pulp and paper products industry segment, see Note 11 of "Notes to Consolidated Financial Statements" in the Company's 1994 Annual Report to Shareholders.

ENVIRONMENTAL MATTERS

       The Company is subject to federal, state, Canadian and local air, water and land pollution control, solid and hazardous waste management, disposal and remediation laws and regulations in all areas where it has operations. Compliance with these laws and regulations generally requires operating costs as well as capital expenditures. It is difficult to estimate the costs related solely to environmental matters of many capital projects which have been completed in the past or which may be required in the future. Changes required to comply with environmental standards will affect other areas such as facility life and capacity, changes in raw material requirements and costs and product value. It is estimated that during 1994, capital expenditures for environmental controls amounted to approximately $4 million. It is expected that capital expenditures will continue into the future and may increase over time. Based on the understanding of future compliance standards, expenditures for such purposes are currently estimated to be minimal in 1995 and 1996; however, the ultimate outcome of future compliance is uncertain due to various factors such as the interpretation of environmental laws and evolving technologies.

       In response to environmental concerns in Western Oregon and Western Washington, specifically the preservation of old-growth forests and wildlife habitat, substantial amounts of federal timberlands have been set aside as wilderness areas. This has affected and may continue to affect the amount and cost of timber obtainable from public agencies in this region. Currently, the Company's exposure in this region is the Port Gamble, Washington sawmill and the Halsey, Oregon pulp mill. The carrying value of the Port Gamble sawmill was written down in 1990 as a result of its inability to obtain adequate timber supply; the sawmill now operates based upon log availability. The Halsey pulp mill is also affected by the decrease in timber availability, since its primary raw materials, wood chips, sawdust and hardwood chips, are by-products of the lumber manufacturing process. The Company believes that, based on existing wood chip and sawdust availability both within the Willamette Valley region of Oregon and from other sources discussed previously, wood chip and sawdust resources will be adequate for the Company's requirements at the Halsey pulp mill in the foreseeable future. The Company also believes that the reduced availability of public timber in Western Washington will have little, if any, additional impact on the Company's Port Gamble operations.

       In Canada, the Provincial Government of British Columbia's Commission of Resources and Environment ("CORE") is reviewing the future use of the forest resources in the province, including reserving additional forest resources to park lands. The results of these CORE reviews may affect the amount of timber available in the future and could reduce the amount of timber available to the Company's Canadian sawmills by 10 percent to 30 percent or more.

       The Environmental Protection Agency ("EPA") has published proposed regulations which would establish standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act. These proposals are collectively referred to as the "cluster rules" and have been the subject of extensive discussions between the pulp and paper industry and the EPA. The Company's primary exposure to these proposals relate to the Company's Halsey pulp mill, and to a much lesser degree the Company's two tissue mills. Based on preliminary evaluation of the proposed rules, required modifications to the Company's mills could range from $15 million to $30 million. The proposed rules could be made effective in 1999 at the earliest, although later enactment is possible.

       In 1992, the Company was contacted by the local governmental owner of a vacant industrial site in Oregon on which the Company previously conducted business. The owner informed the Company that the site has been identified as one containing creosote and coal tar, and that it plans to undertake a voluntary cleanup effort of the site. The owner has requested that the Company participate in the cost of the cleanup. The Company, in conjunction with an environmental consultant has performed preliminary assessment of soil contamination on the site and, in conjunction with the site owner, is beginning to make more extensive site assessments which will take up to two years. The results of the preliminary assessment indicate there is some soil contamination present from creosote and coal tar as well as pollutants from other sources, and that the responsibility for the contamination is not clear. The total estimated cost of cleaning up the known contamination at this time could be in the range of $1 million to $3 million although no determination of the responsibility for the cleanup has been established. If the more extensive site assessment indicates additional contamination which has not been shown at this time, the costs of remediation could be much higher. The Company believes it is reasonably possible that the costs associated with the cleanup of this site may exceed current accruals by amounts which may range from insignificant up to approximately $5 million over several years. This upper range estimate of possible outcomes is substantially less certain than the estimates upon which accruals are currently based, and utilizes assumptions substantially less favorable to the Company among the range of reasonably possible outcomes.

EMPLOYEES

       The Company currently employs approximately 3,000 employees of whom 2,500 are paid hourly and a majority of which are members of various labor unions. Approximately 47 percent of the Company's employees are associated with the Company's wood products business, 51 percent are associated with the Company's pulp and paper business and 2 percent are corporate management and administration personnel.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

       The Company's foreign manufacturing operations consist of three lumber mills located in Canada. The Company's primary exports are disposable diapers sold to Canada and brokered wood chips sold to Japan. The Company's export sales from the United States were $31.9 million for 1994, $29.1 million for 1993 and $19.3 million for 1992. Of the 1994 export sales, 45 percent were to Canada and 36 percent were to Japan.

       Financial information regarding the Company's domestic and foreign operations is included in Note 11 of "Notes to Consolidated Financial Statements" on page 32 of the Company's 1994 Annual Report to Shareholders.

Item 2.  Properties

WOOD PRODUCTS PROPERTIES

       1.  Mills and Plants

       The following tabulation briefly states the location, character, capacity and 1994 production of the Company's lumber mills:

                                              Estimated Annual                         1994
Location                                      Capacity (1) (2)                     Production(2)
- --------                                      ----------------                     -------------
Port Gamble, WA                              150,000,000 bd. ft.                  87,000,000 bd. ft.
Spearfish, SD                                110,000,000 bd. ft.                 102,000,000 bd. ft.
Newcastle, WY                                 31,000,000 bd. ft.                  31,000,000 bd. ft.
Grand Forks, BC (3)                           60,000,000 bd. ft.                  95,000,000 bd. ft.
Midway, BC                                   150,000,000 bd. ft.                 154,000,000 bd. ft.
Castlegar, BC                                225,000,000 bd. ft.                 217,000,000 bd. ft.

_______________

(1) Based on normal industry practice of operating two shifts, five days per week for lumber mills except for the Newcastle, Wyoming and Grand Forks, British Columbia mills which are based upon one shift, five days per week.

(2) Wood chips are produced as a result of the operation of the Company's lumber mills. It is estimated that the aggregate annual capacity for such production is 406,000 bone dry units. In 1994, 380,000 bone dry units were produced.

(3) The Grand Forks, British Columbia lumber mill was changed from a two-shift to a one-shift production basis effective January 1, 1995.

       The Company believes that its wood products manufacturing facilities are adequate and suitable for current operations. Nevertheless, the Company is committed to continually improving its manufacturing facilities as evidenced by the 1994 completion of the second phase of a project to improve raw material utilization at the Castlegar lumber mill.

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

PULP AND PAPER PROPERTIES

       1.  Tissue and Diaper Mills

       The following table briefly states the location, character, capacity and 1994 production of the Company's tissue and diaper products manufacturing facilities:

                                                Estimated Annual                      1994
Location                                           Capacity(1)                     Production
- --------                                        -----------------                  ----------
Tissue Products
- ---------------

   Eau Claire, Wisconsin                            55,000 tons                   54,000 tons
   Ransom, Pennsylvania                             55,000 tons                   53,000 tons

Diapers
- -------

   Shenandoah, Georgia                         267,000,000 diapers            176,000,000 diapers
   Eau Claire, Wisconsin                       280,000,000 diapers            238,000,000 diapers
   Oneonta, New York                           408,000,000 diapers            364,000,000 diapers
   Porterville, California                     373,000,000 diapers            264,000,000 diapers

Incontinents
- ------------

   Shenandoah, Georgia                           126,000,000 pads                23,000,000 pads

__________________

(1) Based on normal industry practice of operating three shifts per day, seven days per week, less scheduled downtime.

       The Company believes that its tissue and diaper manufacturing facilities are adequate and suitable for current operations. In 1994, the Company completed rebuilds of its diaper machines and also began a project to significantly upgrade the Eau Claire wastepaper pulping capabilities. This pulping upgrade project is scheduled for completion in mid 1995.

       The Company owns all of its tissue and diaper production facilities, except that it leases the building which contains the Shenandoah diaper and incontinent production facilities.

       2.  Pulp Mill

       The Company owns a bleached kraft pulp mill near Halsey, Oregon. In 1994, 158,000 air dry metric tons of pulp were produced, compared with an estimated annual capacity of 180,000 metric tons. During 1994 the Company spent $13 million to complete installation of a conventional Flakt pulp dryer which allows the mill to produce market pulp in a form suitable for shipping to markets outside the Pacific Northwest. The Flakt pulp dryer cost $37 million in total. The Company believes that its pulp facility is adequate and suitable for current operations.

Item 3.  Legal Proceedings

       In 1985, shareholders of the Company approved a Plan of Distribution pursuant to which all of the Company's timber properties and development properties and related assets and liabilities in the State of Washington were transferred to newly-formed Pope Resources, A Delaware Limited Partnership, with interests in the partnership distributed to the Company's shareholders on a pro rata basis.

       The Company assigned to the assets transferred a distribution value for federal income tax purposes based upon the public trading price of the partnership interests at the time of distribution. The Internal Revenue Service has asserted that the Company owes additional federal income tax in the amount of approximately $14 million (plus applicable interest) in connection with this transaction and the Company has disputed this asserted tax liability. The issue is scheduled to be heard in U.S. Tax Court during the third quarter 1995. The Company will vigorously contest the assessed tax liability through independent tax counsel. The Company believes, based upon consultation with independent tax counsel, that the additional tax due in this matter, if any, will ultimately be significantly less than the assessed amount and will not have a material adverse effect on the Company's financial position. The final tax settlement, if any, will be recognized as a reduction in equity with respect to the partnership transaction.

Item 4.  Submission of Matters to a Vote of Security Holders

       Not applicable.


           EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

         In addition to the executive officers who are also directors of the Company, the following executive officers are not directors:

CARLOS M. LAMADRID, 59, Senior Vice President - Finance, Secretary, Treasurer and Chief Financial Officer since August 1987.

MICHAEL FLANNERY, 51, Group Vice President - Wood Products Division since
         August 1987.

WILLIAM G. FROHNMAYER, 56, Group Vice President - Fiber Products since August
         1987.

ROBERT L. VANDERSELT, 48, Group Vice President - Consumer Products Division since September 1991; August 1990 to September 1991 President, CKI Consulting (a management consulting firm); September 1988 to August 1990 President, Scott Worldwide Food Service, Scott Paper Company (a diversified consumer paper company).

RICHARD N. MOFFITT, 47, Vice President - Human Resources since June 1987.

All officers hold office at the pleasure of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

       Pope & Talbot, Inc. common stock is traded on the New York and Pacific stock exchanges under the symbol POP. The number of shareholders at year-end 1994 and 1993 were 1,372 and 1,398, respectively. The high and low sales prices for the common stock on the New York Stock Exchange and the dividends paid per common share for each quarter in the last two fiscal years are shown below:

                                         Sales price per share
                                         ---------------------              Cash dividends
                                          High            Low                  per share
                                          ----            ---               --------------
         1994
         1st Quarter                    $32-5/8          $23-3/4                $ .19
         2nd Quarter                     25-5/8           17-3/8                  .19
         3rd Quarter                     22-1/4           17-1/4                  .19
         4th Quarter                     18-7/8           15-1/4                  .19
                                                                                -----
                                                                                $ .76

         1993
         1st Quarter                    $28-1/8          $16                    $ .19
         2nd Quarter                     26-7/8           21-1/2                  .19
         3rd Quarter                     25-1/2           20                      .19
         4th Quarter                     29-7/8           20-7/8                  .19
                                                                                -----
                                                                                $ .76

ITEM 6.  SELECTED FINANCIAL DATA

       Information required by Item 6 of Part II is presented in the table entitled "Five Year Summary of Selected Financial Data" on page 14 of the Company's 1994 Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information required by Item 7 of Part II is presented on pages 15, 16, 17, 18 and 19 of the Company's 1994 Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by Item 8 of Part II is presented on pages 20 through 33 of the Company's 1994 Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

       The information required by Item 10 of Part III is presented on page 12 as a separate item entitled "Executive Officers of the Registrant Who are Not Directors" in Part I of this Report on Form 10-K and on pages 2 and 3 (under the item entitled "Certain Information

Regarding Directors and Officers") of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on May 10, 1995. Such information is incorporated herein by reference.

ITEM 11.  MANAGEMENT REMUNERATION

       The information required by Item 11 of Part III is presented on pages 4-12 of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on May 10, 1995. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by Item 12 of Part III is presented on page 3 and on page 4 (beginning just after the title "Beneficial Ownership of Over Five Percent of Pope & Talbot Common Stock" on page 4) of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on May 10, 1995. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by Item 13 of Part III is presented on page 13 (beginning just after the title "Certain Relationships and Related Transactions" on page 13) of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on May 10, 1995. Such information is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)  Financial Statements

           The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this annual report.

(a)   (2)  Schedules

           All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the related schedule, or because the information required is included in the financial statements and notes thereto.

(a)   (3)  Exhibits

           The following exhibits are filed as part of this annual report.

Exhibit No.

       3.1       Certificate of Incorporation, as amended.  (Incorporated herein by reference to Exhibit 3(a) to the Company's
                 Annual Report on Form 10-K for the year ended December 31, 1992.)

       3.2       Bylaws.  (Incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the
                 year ended December 31, 1992.)

        4.1      Indenture, dated June 2, 1993, between the Company and Chemical Trust Company of California as Trustee with respect to the Company's 8-3/8% Debentures due 2013.  (Incorporated herein by reference to Exhibit 4.1 to the
                 Company's registration statement on Form S-3 filed April 6, 1993.)

        4.2      Revolving Credit Agreement, dated July 18, 1990, between the Company and United States National Bank of Oregon.
                 (Incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

        4.3      Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC,
                 Inc.; ABN AMRO Bank N.V.; Continental Bank N.A.; and Wachovia Bank of Georgia, National Association.
                 (Incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.)

        4.4      Rights Agreement, dated as of April 13, 1988, between the Company and The Bank of California, as rights agent.
                 (Incorporated herein by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1992.)

        4.5      Line of Credit Agreement, dated April 29, 1994, between the Company and Wachovia Bank of Georgia, National
                 Association. (Incorporated herein by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q
                 for the quarter ended March 31, 1994.)

        4.6      Extension Agreement, dated as of June 30, 1994, to the Revolving Credit Agreement, dated May 6, 1992, among the
                 Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank N.A.; and
                 Wachovia Bank of Georgia, National Association.

        4.7      Modification Agreement, dated as of October 31, 1994, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank N.A.; and
                 Wachovia Bank of Georgia, National Association.

        4.8      Modification Agreement, dated as of December 31, 1994, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank N.A.; and
                 Wachovia Bank of Georgia, National Association.

       10.1      Executive Compensation Plans and Arrangements
                 ---------------------------------------------
       10.1.1    Stock Option and Appreciation Plan.  (Incorporated herein by reference to Exhibit 10(a) to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1992.)

       10.1.2    Executive Incentive Plan.  (Incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1992.)

       10.1.3    Restricted Stock Bonus Plan.  (Incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

       10.1.4    Deferral Election Plan.  (Incorporated herein by reference to Exhibit 10(d) to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1992.)

       10.1.5    Supplemental Executive Retirement Income Plan.  (Incorporated herein by reference to Exhibit 10(e) to the
                 Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

       10.1.6    Form of Severance Pay Agreement among the Company and certain of its executive officers.  (Incorporated herein by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

       10.2      Lease agreement between the Company and Pope Resources, dated December 20, 1985, for Port Gamble, Washington sawmill site. (Incorporated herein by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for
                 the year ended December 31, 1990.)

       10.3      Lease agreement between the Company and Shenandoah Development Group, Ltd., dated March 14, 1988, for Atlanta diaper mill site as amended September 1, 1988 and August 30, 1989.  (Incorporated herein by reference to Exhibit
                 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

       10.4      Lease agreement between the Company and Shenandoah Development Group, Ltd., dated July 31, 1989, for additional facilities at Atlanta diaper mill as amended August 30, 1989 and February 1990.  (Incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

       10.5      Grays Harbor Paper L.P. Amended and Restated Pulp Sales Supply Contract, dated September 28, 1994 (with certain confidential information deleted).  (Incorporated herein by reference to Exhibit 10(j) to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1994.)

       11.1      Statement showing computation of per share earnings.

       13.1      Portions of the annual report to shareholders for the year ended December 31, 1994 which have been incorporated by reference in this report.

       21.1      Listing of parents and subsidiaries.  (Incorporated herein by reference to Exhibit 22 to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1992.)

       23.1      Consent of Arthur Andersen LLP.

       27.1      Financial Data Schedule.

The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.

 (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended December 31, 1994.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES


                                                                                                 Annual
                                                                                                 Report
                                                                                                   to
                                                                                              Shareholders
                                                                                              ------------
Report of Independent Public Accountants                                                             19
Consolidated balance sheets at December 31, 1994 and 1993                                            20
Consolidated statements of income for each of the three years
    in the period ended December 31, 1994                                                            21
Consolidated statements of stockholders' equity for each of the
    three years in the period ended December 31, 1994                                                22
Consolidated statements of cash flows for each
    of the three years in the period ended December 31, 1994                                         23
Notes to consolidated financial statements                                                        24-32
Supplementary information:
    Quarterly financial information (unaudited)                                                      33


         All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

          The consolidated financial statements listed in the above index which are included in the Annual Report to Shareholders of Pope & Talbot, Inc. for the year ended December 31, 1994 are hereby incorporated by reference. With the exception of the pages listed in the above index and the items referred to in Items 1, 6, 7 and 8, the 1994 Annual Report to Shareholders is not to be deemed filed as part of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 28th day of March, 1995.

                                   POPE & TALBOT, INC.


                                   BY:   \s\ Peter T. Pope
                                         --------------------------------
                                         Peter T. Pope
                                         Chairman of the Board,
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                               Chairman of the Board,
                                               President and
\s\ Peter T. Pope                              Chief Executive Officer                   March 28, 1995
- ----------------------------------------       --------------------------------------    --------------
Peter T. Pope

\s\ Gordon P. Andrews                          Director                                  March 28, 1995
- ----------------------------------------       --------------------------------------    --------------
Gordon P. Andrews

\s\ Hamilton W. Budge                          Director                                  March 28, 1995
- ----------------------------------------       --------------------------------------    --------------
Hamilton W. Budge

\s\ Charles Crocker                            Director                                  March 28, 1995
- ----------------------------------------       --------------------------------------    --------------
Charles Crocker

\s\ Warren E. McCain                           Director                                  March 28, 1995
- ----------------------------------------       --------------------------------------    --------------
Warren E. McCain

\s\ Robert Stevens Miller, Jr.                 Director                                  March 28,1995
- ----------------------------------------       --------------------------------------    -------------
Robert Stevens Miller, Jr.

\s\ Hugo G. L. Powell                          Director                                  March 28, 1995
- ----------------------------------------       --------------------------------------    --------------
Hugo G. L. Powell

\s\ Brooks Walker, Jr.                         Director                                  March 28, 1995
- ----------------------------------------       --------------------------------------    --------------
Brooks Walker, Jr.
                                               Senior Vice President,
                                               Secretary, Treasurer and
\s\ Carlos M. Lamadrid                         Chief Financial Officer                   March 28, 1995
- ----------------------------------------       --------------------------------------    --------------
Carlos M. Lamadrid

\s\ Dennis E. Bunday                           Financial Controller                      March 28, 1995
- ----------------------------------------       --------------------------------------    --------------
Dennis E. Bunday

                                 EXHIBIT INDEX



Exhibit No.                                    Description                                                              Page No.
- -----------                                    -----------                                                              --------
3.1       Certificate of Incorporation, as amended.  (Incorporated herein by reference to Exhibit 3(a) to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1992.)

3.2       Bylaws.  (Incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for
          the year ended December 31, 1992.)

4.1       Indenture, dated June 2, 1993, between the Company and Chemical Trust Company of California as Trustee with respect to the Company's 8-3/8% Debentures due 2013.  (Incorporated herein by reference to Exhibit 4.1 to the
          Company's registration statement on Form S-3 filed April 6, 1993.)

4.2       Revolving Credit Agreement, dated July 18, 1990, between the Company and United States National Bank of
          Oregon.  (Incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1990.)

4.3       Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon;
          CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank N.A.; and Wachovia Bank of Georgia, National Association.
          (Incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.)

4.4       Rights Agreement, dated as of April 13, 1988, between the Company and The Bank of California, as rights agent.  (Incorporated herein by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1992.)

4.5       Line of Credit Agreement, dated April 29, 1994, between the Company and Wachovia Bank of Georgia, National
          Association.  (Incorporated herein by reference to Exhibit 4(a) to the Company's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1994.)

4.6       Extension Agreement, dated as of June 30, 1994, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank N.A.;
          and Wachovia Bank of Georgia, National Association.

Exhibit No.                                    Description                                                              Page No.
- -----------                                    -----------                                                              --------
 4.7      Modification Agreement, dated as of October 31, 1994, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank
          N.A.; and Wachovia Bank of Georgia, National Association.

 4.8      Modification Agreement, dated as of December 31, 1994, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank
          N.A.; and Wachovia Bank of Georgia, National Association.

10.1      Executive Compensation Plans and Arrangements
          ---------------------------------------------

10.1.1    Stock Option and Appreciation Plan.  (Incorporated herein by reference to Exhibit 10(a) to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1992.)

10.1.2    Executive Incentive Plan.  (Incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

10.1.3    Restricted Stock Bonus Plan.  (Incorporated herein by reference to Exhibit 10(c) to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1992.)

10.1.4    Deferral Election Plan.  (Incorporated herein by reference to Exhibit 10(d) to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1992.)

10.1.5    Supplemental Executive Retirement Income Plan.  (Incorporated herein by reference to Exhibit 10(e) to the
          Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

10.1.6    Form of Severance Pay Agreement among the Company and certain of its executive officers.  (Incorporated herein by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December
          31, 1990.)
10.2      Lease agreement between the Company and Pope Resources, dated December 20, 1985, for Port Gamble, Washington sawmill site.  (Incorporated herein by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1990.)

Exhibit No.                                    Description                                                               Page No.
- -----------                                    -----------                                                               --------
 10.3      Lease agreement between the Company and Shenandoah Development Group, Ltd., dated March 14, 1988, for Atlanta diaper mill site as amended September 1, 1988 and August 30, 1989.  (Incorporated herein by reference to
           Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

 10.4      Lease agreement between the Company and Shenandoah Development Group, Ltd., dated July 31, 1989, for additional facilities at Atlanta diaper mill as amended August 30, 1989 and February 1990.  (Incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December
           31, 1990.)

 10.5      Grays Harbor Paper L.P. Amended and Restated Pulp Sales Supply Contract, dated September 28, 1994 (with certain confidential information deleted).  (Incorporated herein by reference to Exhibit 10(j) to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.)

 11.1      Statement showing computation of per share earnings.

 13.1      Portions of the annual report to shareholders for the year ended December 31, 1994 which have been incorporated by reference in this report.

 21.1      Listing of parents and subsidiaries.  (Incorporated herein by reference to Exhibit 22 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1992.)

 23.1      Consent of Arthur Andersen LLP.

 27.1      Financial Data Schedule.