Form 10-K/A
POPE & TALBOT INC /DE/
filed 1995-03-30
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 10-K/A
                               AMENDMENT NO. 1



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________.

                         Commission File Number 1-7852

                              POPE & TALBOT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  94-0777139
-----------------------------------         ---------------------------------
   (State or other jurisdiction             (IRS Employer Identification No.)
 of incorporation or organization)

1500 SW 1st Avenue, Portland, Oregon                      97201
------------------------------------        ---------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (503) 228-9161
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

                            13,362,729
------------------------------------------------------------------
(Number of shares of common stock outstanding as of March 9, 1995)

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

      *13.1      Portions of the annual report to shareholders for the year ended December 31, 1994 which have been incorporated by reference in this report.

       21.1      Listing of parents and subsidiaries.  (Incorporated herein by reference to Exhibit 22 to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1992.)

       23.1      Consent of Arthur Andersen LLP.

       27.1      Financial Data Schedule.

* Refiled herewith.


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

                                        POPE & TALBOT, INC.
                                      ----------------------
                                            Registrant

Date: March 30, 1995                   /s/ C. Lamadrid
                                      -----------------------
                                        C. Lamadrid
                                        Senior Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.                                    Description                                                              Page No.
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

*13.1      Portions of the annual report to shareholders for the year ended December 31, 1994 which have been incorporated by reference in this report.

 21.1      Listing of parents and subsidiaries.  (Incorporated herein by reference to Exhibit 22 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1992.)

 23.1      Consent of Arthur Andersen LLP.

 27.1      Financial Data Schedule.

* Refiled herewith.
