Form 10-Q
period 1995-03-31
POPE & TALBOT INC /DE/
filed 1995-05-15
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                          Commission File No. 1-7852


                              POPE & TALBOT, INC.


                 Delaware                                     94-0777139
- ----------------------------------------          ------------------------------
(State or other jurisdiction of                   I.R.S. Employer Identification
incorporation or organization)                    Number

1500 S.W. 1st Ave., Portland, Oregon                            97201
- ----------------------------------------           -----------------------------
(Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (503) 228-9161
                                                           --------------

                                     NONE
         ----------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes     X             No
                           ---------             --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

        Common stock, $1 par value - 13,363,779 shares as of May 5, 1995

PART I.  FINANCIAL INFORMATION

                                                                         Page No.
                                                                         --------
         ITEM 1.     Financial Statements:

             Consolidated Condensed Balance Sheets -
               March 31, 1995 and December 31, 1994                          2

             Consolidated Statements of Income -
               Three Months Ended March 31, 1995 and 1994                    3

             Consolidated Condensed Statements of Cash Flows -
               Three Months Ended March 31, 1995 and 1994                    4

             Notes to Consolidated Condensed Financial Statements            5


         ITEM 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         6-8


PART II. OTHER INFORMATION

         ITEM 4.     Submission of Matters to a Vote of Security Holders     9

         ITEM 6.     Exhibits and Reports on Form 8-K                     9-11

PART I.
                              POPE & TALBOT, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                     March 31,         December 31,
                                                       1995                1994
                                                    ----------         ------------
         ASSETS
         ------
Current assets:
    Cash and cash equivalents                       $   5,082            $   6,847
    Accounts receivable                                78,731               71,477
    Inventories:
         Raw materials                                 82,728               81,156
         Finished goods                                47,026               46,236
                                                    ---------             --------
                                                      129,754              127,392
    Deposits on timber purchase contracts               6,141                5,997
    Prepaid expenses                                   10,922               11,337
                                                    ---------             --------
             Total current assets                     230,630              223,050

Properties:
    Plant and equipment                               555,085              548,430
    Accumulated depreciation                         (283,648)            (276,465)
                                                     --------             --------
                                                      271,437              271,965
    Land and timber cutting rights                     10,948               10,862
                                                    ---------             --------
             Total properties                         282,385              282,827

Other assets:
    Restricted bond funds                              13,237               15,458
    Deferred charges                                   16,874               13,853
    Goodwill, net of amortization                       4,154                4,196
                                                    ---------            ---------
             Total other assets                        34,265               33,507
                                                    ---------            ---------
                                                    $ 547,280            $ 539,384
                                                    =========            =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                   $  36,500            $  20,000
    Current portion of long-term debt                     928                  928
    Accounts payable and accrued liabilities           73,989               74,048
    Income taxes                                        2,317                8,600
                                                    ---------            ---------
             Total current liabilities                113,734              103,576

Noncurrent liabilities:
    Reforestation                                      16,335               15,136
    Postretirement benefits                            13,877               13,641
    Long-term debt, net of current portion            177,366              177,471
    Deferred income taxes                               1,364                1,365
                                                    ---------            ---------
             Total noncurrent liabilities             208,942              207,613

Stockholders' equity:
    Common stock                                       13,972               13,972
    Additional paid-in capital                         40,858               40,858
    Retained earnings                                 188,031              191,804
    Cumulative translation adjustments                 (7,133)              (7,315)
    Less treasury shares at cost                      (11,124)             (11,124)
                                                     --------            ---------
             Total stockholders' equity               224,604              228,195
                                                    ---------            ---------
                                                    $ 547,280            $ 539,384
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

                              POPE & TALBOT, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)

                                                                       Three Months Ended
                                                                            March 31,
                                                                --------------------------------
                                                                   1995                   1994
                                                                   ----                   ----
Revenues:
  Wood products                                                 $   69,087            $   86,258
  Pulp and paper products                                          103,976                82,483
                                                                ----------            ----------
    Total                                                          173,063               168,741

Costs and expenses:
  Cost of sales:
    Wood products                                                   64,742                60,740
    Pulp and paper products                                         99,384                84,184
  Selling, general and administrative                                7,571                 7,587
  Interest, net                                                      3,457                 2,151
                                                                ----------            ----------
    Total                                                          175,154               154,662

Income (loss) before income taxes                                   (2,091)               14,079

Income tax provision (benefit)                                        (857)                5,491
                                                                ----------            ----------

Net income (loss)                                               $   (1,234)           $    8,588
                                                                ==========            ==========

Net income (loss) per common share:
    Primary                                                         $ (.09)                $ .70
                                                                    ======                 =====

    Fully diluted                                                   $ (.09)                $ .65
                                                                    ======                 =====

Cash dividends per common share                                     $  .19                 $ .19
                                                                    ======                 =====

Weighted average number of common shares outstanding:
    Primary                                                     13,362,729            12,336,311
                                                                ==========            ==========

    Fully diluted                                               13,362,729            13,575,866
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

                              POPE & TALBOT, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                                  Three months ended
                                                                                       March 31,
                                                                          -----------------------------------
                                                                               1995                 1994
                                                                               ----                 ----
Cash flow from operating activities:
  Net income (loss)                                                       $   (1,234)            $   8,588
  Adjustments to reconcile net income (loss) to net
    cash used for operating activities:
      Depreciation and amortization                                           10,639                 8,862
      Increase (decrease) in:
           Accounts payable and accrued liabilities                              (59)               (4,959)
           Income taxes                                                       (6,283)               (8,138)
           Reforestation                                                       1,161                 1,182
           Postretirement benefits                                               236                   245
      Decrease (increase) in:
           Accounts receivable                                                (7,254)               (4,440)
           Inventories                                                        (2,362)               (5,251)
           Deposits on timber purchase contracts                              (1,902)                  (52)
           Prepaid expenses                                                      415                   (59)
           Deferred charges and other                                         (1,175)               (1,541)
                                                                          ----------             ---------
                 Net cash used for operating activities                       (7,818)               (5,563)

Cash flow from investing activities:
  Capital expenditures                                                       (10,265)              (21,781)
  Proceeds from sale of other properties                                         241                     -
                                                                          ----------             ---------
                 Net cash used for investing activities                      (10,024)              (21,781)

Cash flow from financing activities:
  Net increase in short-term borrowings                                       16,500                16,000
  Proceeds from issuance of long-term debt                                         -                10,000
  Reduction of long-term debt                                                   (105)                  (98)
  Decrease in restricted bond funds                                            2,221                     -
  Cash dividends                                                              (2,539)               (2,238)
  Net proceeds from issuance of treasury stock                                     -                 1,926
                                                                          ----------             ---------
                 Net cash provided by financing activities                    16,077                25,590
                                                                          ----------             ---------
                 Decrease in cash and
                   cash equivalents                                           (1,765)               (1,754)
                 Cash and cash equivalents at
                   beginning of period                                         6,847                 3,768
                                                                          ----------             ---------
                 Cash and cash equivalents at
                   end of period                                          $    5,082             $   2,014
                                                                          ==========             =========



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                              POPE & TALBOT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            March 31, 1995 and 1994
                                  (Unaudited)


1.  General

         The consolidated condensed interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company as of March 31, 1995 and December 31, 1994, and the results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's 1994 report on Form 10-K. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Income Taxes

         The income tax provision is estimated on an interim basis using the best available information for projected results for the entire year.

3.  Earnings per Share

         Per share information is based on the weighted average number of common shares outstanding during each period. The computation includes the assumed issuance of common shares under the Stock Option and Appreciation Plan, net of an assumed buyback of treasury shares at the average market price.

         Refer to Exhibit 11 of this filing for the computation of average common shares outstanding and earnings per share.

                              POPE & TALBOT, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            MARCH 31, 1995 AND 1994
                                  (unaudited)


RESULTS OF OPERATIONS

Pope & Talbot incurred a loss of $1,234,000, or $.09 per share, in the first quarter of 1995, well below the earnings of $8,588,000, or $.65 per share (on a fully diluted basis) in the first quarter of 1994. Overall, 1995 first quarter revenues of $173,063,000 were essentially unchanged from the first quarter of 1994, although the mix of sales between the Company's two segments changed. A declining lumber market and less timber availability in Canada generated lower lumber sales volumes and prices resulting in 20 percent lower wood products sales. Higher pulp sales prices and volumes resulting from a dramatically stronger pulp market resulted in pulp and paper segment sales which were 26 percent higher in 1995 than 1994.

In the wood products segment, which comprised 40 percent of first quarter 1995 sales, earnings declined substantially from $24.1 million in the first quarter of 1994 to $2.9 million in the first quarter of 1995. After a very strong 1994 first quarter, lumber profits declined steadily throughout 1994, and continued to decline into the first quarter of 1995. Several factors impacted this earnings decline. Lumber prices peaked in the first quarter of 1994 and then declined steadily throughout 1994 as interest rates increased and home building declined. First quarter 1995 lumber prices declined further from the fourth quarter of 1994. This first quarter 1995 pricing level was approximately 16 percent below first quarter 1994 prices. Approximately 60 percent of the Company's lumber capacity is in Canada where in mid 1994 the Provincial Government of British Columbia announced a revision in the prices charged for government timber. Primarily as a result of this change, costs for logs in Canada were approximately $2 million higher in the first quarter 1995 than the first quarter 1994. Lumber sales volume decreased to 162 million board feet, or approximately 90 percent of 1995 capacity, in the first quarter of 1995 from 189 million board feet, or approximately 97 percent of 1994 capacity, in the first quarter of 1994. Effective January 1, 1995, the Company reduced its Grand Forks, British Columbia sawmill to a one-shift basis as a result of reduced timber harvest levels allowed by the British Columbia government. This will reduce the Company's annual lumber production capacity from 1994 levels by approximately 60 million board feet, or approximately 8 percent of the Company's lumber capacity. The Port Gamble sawmill operated on a curtailed basis in the first quarter of 1995, while all other of the Company's sawmills operated at capacity. The Port Gamble, Washington sawmill was periodically shut down during portions of 1994 and during the first quarter of 1995 operated on a reduced schedule as a result of a lack of acceptably priced timber in relation to end-product prices. At the end of the first quarter of 1995, the Port Gamble sawmill was shut down pending an improvement in the lumber market. This mill competes with other sawmills and the export market for timber in the high-priced timber region of the Pacific Northwest and will only operate as acceptably priced timber is available.

The pulp and paper segment, which comprised 60 percent of the first quarter 1995 revenues, produced a $900 thousand profit in the first quarter of 1995 compared to a $5.4 million loss in the first quarter of 1994. Earnings from the Company's pulp business in the first quarter of 1995 slightly offset losses in both tissue and diapers. First quarter 1995 pulp and paper segment sales were up 26 percent from the first quarter of 1995. This increase is largely due to pulp revenues which were approximately 80 percent higher than first quarter 1994 on higher sales volumes and 70 percent higher sales prices. Additionally, tissue sales were also up approximately 20 percent on higher sales prices and volumes, while diaper revenues were largely unchanged.

The Company's pulp business recovered from a substantial loss in the first quarter of 1994 to profitability in the first quarter of 1995. Losses in the first quarter of 1994 were the result of a combination of low production rates, continued low end-product pricing caused by a depressed world pulp market, and increased costs associated with the start-up of a new pulp dryer. By the first quarter of 1995, these negative factors improved substantially. The low production rates in the first quarter of 1994 were the result of a combination of a continuing poor pulp market and a lack of acceptable take-away capacity. Completion of a new pulp dryer in the first quarter of 1994 now provides full take-away capacity for the mill. During the first quarter of 1995, the pulp mill operated essentially at capacity. The world pulp market has seen a substantial improvement since the beginning 1994, with industry pricing for a standard grade of bleached softwood pulp selling at the end of the first quarter of 1995 for more than 80 percent higher than its December 1993 price.

The Company's diaper business produced a loss in the first quarter of 1995, the second quarterly loss in a row. In the first quarter of 1994, the Company's diaper business produced a modest profit. The competitive conditions which eroded diaper profits as 1994 progressed continued into the first quarter of 1995. Procter & Gamble, a significant producer of disposable diapers, continued their aggressive pricing through the first quarter of 1995, resulting in Company diaper prices which were essentially unchanged from the fourth quarter of 1994; however, these prices were approximately 3 percent lower than the first quarter of 1994 and almost 6 percent lower than average 1993 prices. Overall, diaper sales volume in the United States has not changed significantly in the past two years and competition for sales volume has been intense.
Diaper sales volume for the Company was approximately 81 percent of capacity during 1994 and dropped slightly from that level in the first quarter of 1995. A significant factor in the decline in profitability during 1994 and into the first quarter of 1995 has been increasing raw material costs. The stronger pulp markets, which have benefited the Company's pulp business, have had a detrimental effect on the Company's diaper operations. Costs for fluff pulp, a significant component of disposable diapers, has not risen as fast as the world pulp markets, but are still 33 percent higher than the first quarter of 1994. The Company anticipates that pulp markets will continue to strengthen during the remainder of 1995 and anticipates that fluff pulp costs will likewise continue to increase.

The Company's tissue business has incurred losses since 1992, and incurred a significant loss in the first quarter of 1995. Company tissue pricing improved 5 percent in the first quarter 1995 from essentially flat pricing in 1994. Tissue pricing began to stabilize during 1994 after several years of decline, and in the first quarter of 1995 the Company instituted a 7 percent price increase, the first general price increase since 1990. Tissue operated at capacity during the first quarter of 1995. Although tissue pricing improved in the first quarter of 1995, production costs, particularly the cost of wastepaper, the primary raw material component, increased faster than sales price increases. Wastepaper pricing, which generally follows the pricing trends of the world pulp markets, has been pushed to record levels by a combination of strong pulp markets and a shortage of certain wastepaper grades caused by the start-up in 1994 of new recycled fiber mills in the United States. As a result of these pressures, wastepaper prices have increased by nearly 150 percent since the first quarter of 1994 and nearly 40 percent over fourth quarter 1994 levels. These raw material price increases have outpaced the improvement in tissue sales prices.

The Company's Ransom tissue mill has been reflecting losses in this competitive tissue market and early in the second quarter of 1995, the Company implemented a revised, lower compensation structure for the Ransom tissue mill employees and these union employees struck over this implementation. Ransom represents approximately 50 percent of the Company's tissue volume and although sales volumes will be reduced as a result of the strike, it is not anticipated that this work stoppage will increase tissue losses.

The Company anticipates it will implement further tissue price increases during the second quarter of 1995, although no assurances can be given that such tissue price increases will become effective. Additionally, the increases in wastepaper prices appear to be moderating somewhat. However, even with more stable wastepaper prices and higher tissue prices, without a substantial change in industry pricing for tissue, or a lowering of wastepaper costs, it is anticipated the Company's tissue business will continue to reflect losses.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1995, operations used cash of $7.8 million. Income before non-cash charges before depreciation and amortization generated $9.4 million of cash. Accounts receivable increased $7.3 million as a result of a strong shipping month in March for tissue and diapers and higher pulp and wood chip sales prices and volumes. Inventories increased $2.4 million during the quarter. Log inventories in Canada were higher as the Company took advantage of log buying opportunities combined with seasonal log build-up. Canadian lumber inventories were up as a result of the inability to secure adequate rail cars because of a Canadian railroad strike. Late in the first quarter of 1995 this strike was settled. Tissue and diaper inventories declined on a strong shipping month in March. Log inventories at the Port Gamble sawmill were reduced as the mill processed existing log inventories but was not able to replace those inventories with acceptably priced logs. Cash was used to reduce Canadian income taxes payable as a result of the timing of the recognition and payment of Canadian taxes.

Capital spending was $10.3 million during the first quarter. The principal project was continuing progress on a project to modernize the recycled pulping operations at the Eau Claire tissue mill. It is estimated that approximately $14 million will be required to complete previously approved projects, the most significant of which is the Eau Claire pulping modernization. The Company anticipates that additional projects will be undertaken in 1995, primarily to sustain existing operations. It is anticipated these projects will be financed from the remaining portion of a restricted City of Eau Claire revenue bond fund obtained in connection with the Eau Claire pulping modernization, internally generated cash, receipt of the countervailing duty refund from the United States government and, if necessary, from the Company's lines of credit.

The Company returned $2.5 million to the shareholders in the form of dividends. The Company has available $113 million in short- and long-term lines of credit of which $101.5 million was outstanding at March 31, 1995.

PART II.

      ITEM 4.  Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Shareholders was held on May 10, 1995. The following members were elected to the Company's Board of Directors to hold office for three-year terms expiring in 1998.

                   Nominee                              In Favor                 Withheld
                   -------                              --------                 --------
                   Hamilton W. Budge                    10,023,570               1,444,763
                   Charles Crocker                      10,125,791               1,342,542

           Additionally, the following directors were elected in previous years to three-year terms on the Company's Board of Directors and will continue their terms of office: Gordon P. Andrews, Warren E. McCain, Robert Stevens Miller, Jr., Peter T. Pope, Hugo G. L. Powell, and Brooks Walker, Jr.

           The results of the voting on the ratification of selection of Arthur Andersen LLP as independent public accountants was as follows:

                   In Favor                             Opposed                  Abstained
                   --------                             -------                  ---------
                 11,383,127                             23,128                    62,078

      ITEM 6.  Exhibits and Reports on Form 8-K

           Exhibits
           --------
             4.1    Indenture, dated June 2, 1993, between the Company and Chemical Trust Company of California as Trustee with respect to the Company's 8-3/8% Debentures due 2013.  (Incorporated herein by reference to Exhibit 4.1 to the
                    Company's registration statement on Form S-3 filed April 6, 1993.)

             4.2    Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon;
                    CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank N.A.; and Wachovia Bank of Georgia, National Association.
                    (Incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.)

             4.3    Rights Agreement, dated as of April 13, 1988, between the Company and The Bank of California, as rights agent.
                    (Incorporated herein by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

             4.4    Line of Credit Agreement, dated April 29, 1994, between the Company and Wachovia Bank of Georgia, National
                    Association. (Incorporated herein by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended March 31, 1994.)

             4.5    Extension Agreement, dated as of June 30, 1994, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank N.A.;
                    and Wachovia Bank of Georgia, National Association.  (Incorporated herein by reference to Exhibit 4.6 to the
                    Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

             4.6    Modification Agreement, dated as of October 31, 1994, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank
                    N.A.; and Wachovia Bank of Georgia, National Association.  (Incorporated herein by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

             4.7    Modification Agreement, dated as of December 31, 1994, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank
                    N.A.; and Wachovia Bank of Georgia, National Association.  (Incorporated herein by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

             4.8    Revolving Credit Agreement, dated March 15, 1995, between the Company and United States National Bank of Oregon.

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

           Reports on Form 8-K
           -------------------
           No reports on Form 8-K were filed during the three months ended March 31, 1995.

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



                                                  POPE & TALBOT, INC.
                                               -------------------------
                                                       Registrant





Date:  May 15, 1995                            /s/ C. Lamadrid
                                               -------------------------
                                               C. Lamadrid
                                               Senior Vice President and
                                               Chief Financial Officer