Form 10-Q
period 1995-06-30
POPE & TALBOT INC /DE/
filed 1995-08-11
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission File No.   1-7852


                              POPE & TALBOT, INC.


            DELAWARE                                    94-0777139
(State or other jurisdiction of           I.R.S. Employer Identification Number
incorporation or organization)

  1500 S.W. 1ST AVE., PORTLAND, OREGON                     97201
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:    (503) 228-9161


                                      NONE
Former name, former address and former fiscal year, if changed since last report.


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X             No
                            -------              --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

      Common stock, $1 par value - 13,363,779 shares as of August 4, 1995

PART I.        FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------
         ITEM 1.  Financial Statements:

             Consolidated Condensed Balance Sheets -
               June 30, 1995 and December 31, 1994                           2

             Consolidated Statements of Income -
               Three and Six Months Ended June 30, 1995 and 1994             3

             Consolidated Condensed Statements of Cash Flows -
               Three and Six Months Ended June 30, 1995 and 1994             4

             Notes to Consolidated Condensed Financial Statements            5


         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            6-9


PART II.  OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                       10-11

PART I.
                              POPE & TALBOT, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                      June 30,      December 31,
                                                       1995             1994
                                                     ---------      ------------
                ASSETS

Current assets:
    Cash and cash equivalents                        $     317        $   6,847
    Accounts receivable                                 69,990           71,477
    Inventories:
         Raw materials                                  60,057           81,156
         Finished goods                                 40,400           46,236
                                                     ---------        ---------
                                                       100,457          127,392
    Deposits on timber purchase contracts                7,005            5,997
    Prepaid expenses                                    13,280           11,337
                                                     ---------        ---------
             Total current assets                      191,049          223,050

Properties:
    Plant and equipment                                564,112          548,430
    Accumulated depreciation                          (294,476)        (276,465)
                                                     ---------        ---------
                                                       269,636          271,965
    Land and timber cutting rights                      11,000           10,862
                                                     ---------        ---------
             Total properties                          280,636          282,827

Other assets:
    Restricted bond funds                                5,838           15,458
    Deferred charges                                    19,766           13,853
    Goodwill, net of amortization                        4,113            4,196
    Deferred income tax assets, net                      6,009                -
                                                     ---------        ---------
             Total other assets                         35,726           33,507
                                                     ---------        ---------
                                                     $ 507,411        $ 539,384
                                                     =========        =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                    $  26,200        $  20,000
    Current portion of long-term debt                      928              928
    Accounts payable and accrued liabilities            55,704           74,048
    Income taxes                                         2,740            8,600
                                                     ---------        ---------
             Total current liabilities                  85,572          103,576

Noncurrent liabilities:
    Reforestation                                       16,062           15,136
    Postretirement benefits                             14,076           13,641
    Long-term debt, net of current portion             177,260          177,471
    Deferred income tax liabilities, net                     -            1,365
                                                     ---------        ---------
             Total noncurrent liabilities              207,398          207,613

Stockholders' equity:
    Common stock                                        13,972           13,972
    Additional paid-in capital                          40,860           40,858
    Retained earnings                                  176,481          191,804
    Cumulative translation adjustments                  (5,761)          (7,315)
    Less treasury shares at cost                       (11,111)         (11,124)
                                                     ---------        ---------
             Total stockholders' equity                214,441          228,195
                                                     ---------        ---------
                                                     $ 507,411        $ 539,384
                                                     =========        =========

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                              POPE & TALBOT, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)


                                                  Three months ended            Six months ended
                                                       June 30,                     June 30,
                                             --------------------------    -------------------------
                                                1995            1994          1995            1994
                                                ----            ----          ----            ----
Revenues:
  Wood products                              $    62,343    $    69,480    $   131,430    $  155,738
  Pulp and paper products                         96,680         88,440        200,656       170,923
                                             -----------    -----------    -----------    ----------
    Total                                        159,023        157,920        332,086       326,661

Costs and expenses:
  Cost of sales:
    Wood products                                 63,666         55,366        128,408       116,106
    Pulp and paper products                       98,437         88,345        197,821       172,529
  Selling, general and administrative              8,269          6,960         15,840        14,547
  Interest, net                                    3,671          2,657          7,128         4,808
                                             -----------    -----------     ----------    ----------
    Total                                        174,043        153,328        349,197       307,990

Income (loss) before income taxes                (15,020)         4,592        (17,111)       18,671

Income tax provision (benefit)                    (6,009)         1,791         (6,866)        7,282
                                             -----------    -----------     ----------    ----------

Net income (loss)                            $    (9,011)   $     2,801     $  (10,245)   $   11,389
                                             ===========    ===========     ==========    ==========

Net income (loss) per common share:

    Primary                                       $ (.68)        $  .21         $ (.77)        $ .89
                                                  ======         ======         ======         =====
    Fully diluted                                 $ (.68)        $  .21         $ (.77)        $ .86
                                                  ======         ======         ======         =====

Cash dividends per common share                   $  .19         $  .19         $  .38         $ .38
                                                  ======         ======         ======         =====

Weighted average number of
  common shares outstanding:
    Primary                                   13,363,779     13,362,729     13,363,257    12,852,355
                                              ==========     ==========     ==========    ==========

    Fully diluted                             13,363,779     13,362,729     13,363,257    13,538,208
                                              ==========     ==========     ==========    ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              POPE & TALBOT, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                       Three months ended             Six months ended
                                                                            June 30,                      June 30,
                                                                     ----------------------        -----------------------
                                                                       1995          1994             1995          1994
                                                                       ----          ----             ----          ----
Cash flow from operating activities:
  Net income (loss)                                                   $ (9,011)    $  2,801        $(10,245)      $ 11,389
  Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
      Depreciation and amortization                                     10,873        9,560          21,512         18,422
      Increase (decrease) in:
           Accounts payable and accrued liabilities                    (18,285)      (8,597)        (18,344)       (13,556)
           Income taxes                                                    423       (6,821)         (5,860)       (14,959)
           Reforestation                                                  (571)        (457)            590            725
           Postretirement benefits                                         199          266             435            511
           Deferred income taxes, net                                   (7,365)           -          (7,365)             -
      Decrease (increase) in:
           Accounts receivable                                           8,741       (1,335)          1,487         (5,775)
           Inventories                                                  29,297         (228)         26,935         (5,479)
           Deposits on timber purchase contracts                          (498)        (584)         (2,400)          (636)
           Prepaid expenses                                             (2,358)      (1,048)         (1,943)        (1,107)
           Deferred charges and other                                   (2,462)        (970)         (3,637)        (2,511)
                                                                      --------     --------        --------       --------
                 Net cash provided by (used for)
                   operating activities                                  8,983       (7,413)          1,165        (12,976)

Cash flow from investing activities:
  Capital expenditures                                                  (8,277)     (13,833)        (18,542)       (35,614)
  Proceeds from sale of other properties                                    60            6             301              6
                                                                      --------     --------        --------       --------
                 Net cash used for investing activities                 (8,217)     (13,827)        (18,241)       (35,608)

Cash flow from financing activities:
  Net increase (decrease) in short-term borrowings                     (10,300)      (6,000)          6,200         10,000
  Proceeds from issuance of long-term debt                                   -       30,000               -         40,000
  Reduction of long-term debt                                             (106)         (99)           (211)          (197)
  Decrease in restricted bond funds                                      7,399            -           9,620              -
  Cash dividends                                                        (2,539)      (2,539)         (5,078)        (4,777)
  Net proceeds from issuance of treasury stock                              15            1              15          1,927
                                                                      --------     --------        --------       --------

                 Net cash provided by (used for)
                   financing activities                                 (5,531)      21,363          10,546         46,953
                                                                      --------     --------        --------       --------

                 Increase (decrease) in cash and
                   cash equivalents                                     (4,765)         123          (6,530)        (1,631)

                 Cash and cash equivalents at
                   beginning of period                                   5,082        2,014           6,847          3,768
                                                                      --------     --------        --------       --------

                 Cash and cash equivalents at
                   end of period                                      $    317     $  2,137        $    317       $  2,137
                                                                      ========     ========        ========       ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              POPE & TALBOT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             June 30, 1995 and 1994
                                  (Unaudited)


1.  General

         The consolidated condensed interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company as of June 30, 1995 and December 31, 1994, and the results of operations and changes in cash flows for the three and six months ended June 30, 1995 and 1994. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's 1994 report on Form 10-K.
         The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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

         Refer to Exhibit 11.1 of this filing for the computation of average common shares outstanding and earnings per share.

4.  Debt

         During the second quarter of 1995, the Company modified its unsecured revolving-credit agreement. The primary results of this modification were to increase the revolving credit from $75 million to $100 million and to extend the agreement one year through June of 1998. As of June 30, 1995 and December 31, 1994, the Company had $65 million outstanding under this agreement.

                              POPE & TALBOT, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             JUNE 30, 1995 AND 1994
                                  (unaudited)




RESULTS OF OPERATIONS

         Losses in both the wood products and pulp and paper products segments combined to produce a second quarter 1995 loss for Pope & Talbot (the "Company") of $9.0 million, or $.68 per share. The second quarter 1995 loss was worse than both the first quarter 1995 loss of $1.2 million, or $.09 per share, and the second quarter 1994 income of $2.8 million, or $.21 per share. Second quarter 1995 revenues were essentially unchanged from the second quarter of 1994, although in the second quarter of 1995, as in the first quarter of 1995, the mix of sales between the Company's two segments changed from year to year. In the wood products segment, lumber sales declined as a result of lower volumes caused by less timber availability in Canada and lower prices. In the pulp and paper segment, tissue and diaper revenues declined although pulp revenues climbed on substantially higher pulp pricing resulting in increased revenues for this segment.

         The wood products segment, which comprised approximately 39 percent of second quarter sales, produced a loss of $2.5 million, the first quarterly loss since the fourth quarter of 1991. Following a very strong 1994 first quarter, decreasing sales prices and rising log costs have resulted in steadily eroding profits. The second quarter 1995 loss compares to earnings of $12.8 million in the second quarter of 1994 and $2.9 million in the first quarter of 1995. Lumber prices peaked in the first quarter of 1994 and then declined steadily throughout the remainder of 1994 and continued to decline into 1995. Lumber prices for a majority of the Company's production reached their lowest point since 1992 in June of 1995. Overall, sales prices for the Company's lumber in the second quarter of 1995 averaged 17 percent below the second quarter 1994 prices and 10 percent below the first quarter 1995 prices. In mid 1994, the Provincial Government of British Columbia revised the prices charged for Canadian timber, where the Company has approximately 60 percent of its lumber capacity. Primarily as a result of this change, log costs in Canada were approximately $7 million higher in the second quarter of 1995 than the second quarter of 1994.

         Lumber sales volume decreased slightly to 162 million board feet in the second quarter of 1995, or approximately 90 percent of 1995 capacity, from 168 million board feet in the second quarter of 1994, or approximately 85 percent of 1994 capacity. Effective January 1, 1995, the Company reduced its Grand Forks, British Columbia sawmill to a one-shift basis as a result of reduced timber harvest levels allowed by the British Columbia government. The effect of this lower timber supply will be to reduce the Company's annual lumber production capacity from 1994 levels by approximately 8 percent, or 60 million board feet. During the second quarter of 1995, the Port Gamble sawmill operated on a curtailed basis while the Company's other sawmills operated essentially at capacity. The Port Gamble sawmill operates in the high-cost timber area of the Olympic Peninsula of Washington, and has operated on a curtailed basis or has been shut down for much of the last year as a result of a lack of acceptably priced timber in relation to end-product prices. The Port Gamble sawmill was shut down for much of the second quarter, and when opened, operated on a curtailed, one-shift basis to process existing log supplies. This mill competes with other sawmills located in its area and the export log market for timber and will only be able to operate if acceptably priced timber is available. During the second quarter of 1994, operating inefficiencies in the Canadian sawmills caused by poor log quality and curtailed production at the Port Gamble sawmill resulted in production rates that were only at 85 percent of capacity.

         The pulp and paper segment lost $6.8 million in the second quarter of 1995, which was greater than the $3.5 million loss in the second quarter of 1994. During the first quarter of 1995, this segment produced a $900,000 profit. A strong pulp market reversed losses in the Company's pulp business during 1994 and allowed the pulp business to return to profitability in 1995. However, the strength of the pulp business was offset by competitive market conditions, higher fluff pulp and wastepaper prices for tissue and diapers and strike related costs at the Company's Ransom tissue mill which resulted in the second quarter 1995 losses.

         World pulp prices continued the increase started in early 1994 into the second quarter of 1995 resulting in further strengthening in the Company's pulp business. Pulp losses declined steadily throughout 1994 and the Company's pulp business, which comprised 23 percent of second quarter sales, returned to profitability in the fourth quarter of 1994. The world pulp market has seen a substantial improvement since the beginning of 1994, with pricing for a standard grade of bleached softwood pulp selling at the end of the second quarter of 1995 for more than double its December 1993 price. However, prices for wood chips, a primary raw material for pulp production, have increased approximately 40 percent in the second quarter of 1995 over the second quarter of 1994 as some Pacific Northwest sawmills have curtailed production as a result of the poor lumber markets. To expand the source of fiber for the Halsey pulp mill, the Company in 1994 began using sawdust as an additional fiber source. Sawdust is currently in adequate supply and has not increased in price as wood chips have. During the second quarter of 1995 approximately 33 percent of the Halsey pulp mill's production was from sawdust. During the second quarter and first half of 1995, the Halsey pulp mill operated at capacity. The losses in the second quarter of 1994 were due primarily to volume shipped under pricing arrangements which were below then-current industry pricing. Those contracts expired later in 1994.

         The Company's tissue business, which comprised approximately 16 percent of second quarter sales, again incurred a significant loss in the second quarter of 1995. The Company's tissue business has incurred increasing losses since 1992. Company tissue pricing improved approximately 11 percent during the 1995 second quarter from essentially flat pricing in 1994. The 1995 price increases reflect the first general price increase since 1990. Although tissue pricing has improved, higher costs for wastepaper, the primary raw material component, have outpaced the sales price improvements. Wastepaper pricing, which generally follows the pricing trends of world pulp markets, has been pushed to record levels by a combination of strong pulp markets and a shortage of certain wastepaper grades caused primarily by the start-up in 1994 of new recycled fiber mills in the United States. As a result of these pressures, the Company's wastepaper prices have nearly tripled since the second quarter of 1994. During the second quarter of 1995, wastepaper prices began to stabilize and slightly decline for certain grades. It is not clear at this time if this price stability is temporary or will continue longer term.

         The tissue market has been, and continues to be, extremely competitive. Two of the Company's smaller competitors in the private label tissue industry have gone out of business in 1995. The Company's Ransom tissue mill has been incurring losses and to reduce these losses the Company implemented a labor contract having a revised, lower compensation structure for the Ransom tissue mill employees early in the second quarter of this year. The union employees went on strike over this wage structure implementation and except for a minor amount of production being performed by salaried and temporary workers, the mill is shut down. The long-term viability of this mill is uncertain unless a combination of lower wage rates, lower other manufacturing costs, including raw materials, and higher sales prices make it advantageous to re-open the mill. Ransom represents approximately 50 percent of the Company's tissue volume, and although sales volumes have been reduced as a result of the strike, because of relatively low tissue pricing and high wastepaper costs, this loss of volume has not significantly increased tissue losses. Tissue results were negatively affected in the second quarter of 1995, however, as higher costs for repackaging and shipping were incurred to supply some of the Company's East Coast customers. The Company anticipates it will implement further tissue price increases during the third quarter of 1995, although no assurances can be given that such tissue price increases will become effective. Additionally, the increases in wastepaper prices appear to be moderating somewhat. However, even with more stable wastepaper prices and higher tissue prices, without a substantial change in industry pricing for tissue, or a lowering of wastepaper costs, it is anticipated the Company's tissue business will continue to reflect losses.

         The Company's diaper business, which comprised approximately 21 percent of second quarter sales, incurred a loss in the second quarter 1995 compared to the second quarter of 1994, when diapers produced a small profit. Procter & Gamble, a significant producer of disposable diapers, continued to attempt to gain market share through aggressive pricing. Although diaper prices for the Company were unchanged from the first quarter of 1995, sales volumes were down approximately 12 percent from the same period. Prices in the second quarter of 1995 were, however, 4 percent lower than the second quarter of 1994. During the first quarter, branded producers of diapers instituted package count reductions and revised pricing, however, the Company did not complete this conversion until the second quarter of 1995, lowering sales volume and increasing costs to revise packaging. Although no assurances can be given, it is anticipated that with the package count reduction complete, diaper volumes will improve in the third quarter. Diaper sales volumes were approximately 70 percent of capacity in the second quarter. In addition to price and volume pressures, another significant factor in the diaper losses has been increasing fluff pulp costs. Costs for fluff pulp have not risen as fast as the world pulp market, but are still 60 percent higher than the second quarter of 1994. The Company anticipates that pulp markets will continue to strengthen during the remainder of 1995 and anticipates that fluff pulp costs also will continue to increase.

LIQUIDITY AND CAPITAL RESOURCES

         During the first half of 1995, operations generated cash of $1.2 million and for the second quarter of 1995 generated cash of $9.0 million. Income before non-cash charges for depreciation and amortization generated $11.3 million of cash during the first six months. Seasonal reductions in log inventories and an effort to reduce inventories generated cash in 1995 of $26.9 million, all of which occurred in the second quarter. Cash was used as accounts payable and accrued liabilities declined $18.3 million in 1995, again all in the second quarter, due to the timing of payments.

         Capital spending for the first half of 1995 was $18.5 million, of which $11.9 was related to continuing progress on a project to modernize the recycled pulping operations at the Eau Claire tissue facility. In 1994, the Company obtained restricted funding to finance this pulp modernization project. The remaining expenditures were various smaller projects to sustain existing operations. It is estimated that approximately $7.0 million will be required to complete previously approved projects, the most significant of which is the completion of the Eau Claire pulping modernization. The Company anticipates that additional projects will be undertaken in 1995, primarily to sustain existing operations. It is anticipated that capital spending in the remainder of the year will be financed from the remaining $5.8 million of restricted bond funds, internally generated cash and, if necessary, from the Company's lines of credit.

         During the second quarter, the Company renegotiated its long-term revolving-credit agreement resulting in an increase in the commitment from $75 million up to $100 million and a one-year extension through June 1998. The Company now has available $126 million in short- and long-term lines of credit, of which $91 million was outstanding at June 30, 1995.

PART II.

      ITEM 6.  Exhibits and Reports on Form 8-K

           Exhibits
           --------

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

             4.4 Extension Agreement, dated as of June 30, 1994, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank N.A.; and Wachovia Bank of Georgia, National Association. (Incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

             4.5 Modification Agreement, dated as of October 31, 1994, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank N.A.; and Wachovia Bank of Georgia, National Association. (Incorporated herein by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

             4.6 Modification Agreement, dated as of December 31, 1994, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Continental Bank N.A.; and Wachovia Bank of Georgia, National Association. (Incorporated herein by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

             4.7 Extension/Modification Agreement, dated as of June 30, 1995, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Bank of America Illinois, fka Continental Bank; and Wachovia Bank of Georgia, National Association.

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

            11.1    Statement regarding computation of per share earnings.

            27.1    Financial Data Schedule.

           The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.

           Reports on Form 8-K
           -------------------

           No reports on Form 8-K were filed during the three months ended June 30, 1995.

                              POPE & TALBOT, INC.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     POPE & TALBOT, INC.
                                             ----------------------------------
                                                         Registrant


Date:  August 11, 1995                 By:   /s/ C. Lamadrid
                                             ----------------------------------
                                             C. Lamadrid
                                             Senior Vice President and
                                             Chief Financial Officer