Form 10-Q
period 1995-09-30
POPE & TALBOT INC /DE/
filed 1995-11-13
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------


                           Commission File No.  1-7852
                                               --------


                               POPE & TALBOT, INC.
                              ---------------------

               Delaware                                94-0777139
----------------------------------------   -------------------------------------
(State or other jurisdiction of            I.R.S. Employer Identification Number
incorporation or organization)

1500 S.W. 1st Ave., Portland, Oregon                     97201
----------------------------------------   -------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:    (503) 228-9161
                                                     ------------------

                                      NONE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


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

      Common stock, $1 par value - 13,363,779 shares as of November 3, 1995

PART I.        FINANCIAL INFORMATION

                                                                                  Page No.
                                                                                  --------
     ITEM 1.  Financial Statements:

         Consolidated Condensed Balance Sheets -
           September 30, 1995 and December 31, 1994                                   2

         Consolidated Statements of Income -
           Three and Nine Months Ended September 30, 1995 and 1994                    3

         Consolidated Condensed Statements of Cash Flows -
           Three and Nine Months Ended September 30, 1995 and 1994                    4

         Notes to Consolidated Condensed Financial Statements                         5


     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                         6-8


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                                       9

     ITEM 6.  Exhibits and Reports on Form 8-K                                     9-11

PART I.
                               POPE & TALBOT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                      September 30,           December 31,
                                                          1995                   1994
                                                    -----------------       ----------------
         ASSETS
         ------
Current assets:
  Cash and cash equivalents                             $   4,475              $   6,847
  Accounts receivable                                      69,086                 71,477
  Inventories:
    Raw materials                                          52,579                 81,156
    Finished goods                                         39,903                 46,236
                                                        ---------              ---------
                                                           92,482                127,392
  Deposits on timber purchase contracts                     4,022                  5,997
  Prepaid expenses                                         12,433                 11,337
                                                        ---------              ---------
        Total current assets                              182,498                223,050

Properties:
  Plant and equipment                                     571,039                548,430
  Accumulated depreciation                               (305,031)              (276,465)
                                                        ---------              ---------
                                                          266,008                271,965
  Land and timber cutting rights                           11,090                 10,862
                                                        ---------              ---------
        Total properties                                  277,098                282,827

Other assets:
  Restricted bond funds                                       851                 15,458
  Deferred charges                                         21,638                 13,853
  Goodwill, net of amortization                             4,071                  4,196
  Deferred income tax assets, net                           8,758                      -
                                                        ---------              ---------
        Total other assets                                 35,318                 33,507
                                                        ---------              ---------
                                                        $ 494,914              $ 539,384
                                                        =========              =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------


Current liabilities:
  Notes payable                                         $  15,000              $  20,000
  Current portion of long-term debt                           928                    928
  Accounts payable and accrued liabilities                 63,102                 74,048
  Income taxes                                              1,641                  8,600
                                                        ---------              ---------
        Total current liabilities                          80,671                103,576

Noncurrent liabilities:
  Reforestation                                            16,441                 15,136
  Postretirement benefits                                  14,272                 13,641
  Long-term debt, net of current portion                  177,152                177,471
  Deferred income tax liabilities, net                          -                  1,365
                                                        ---------              ---------
        Total noncurrent liabilities                      207,865                207,613

Stockholders' equity:
  Common stock                                             13,972                 13,972
  Additional paid-in capital                               40,860                 40,858
  Retained earnings                                       167,297                191,804
  Cumulative translation adjustments                       (4,640)                (7,315)
  Less treasury shares at cost                            (11,111)               (11,124)
                                                        ---------              ---------
        Total stockholders' equity                        206,378                228,195
                                                        ---------              ---------
                                                        $ 494,914              $ 539,384
                                                        =========              =========

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                               POPE & TALBOT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                          Three months ended          Nine months ended
                                                            September 30,                September 30,
                                                     --------------------------   --------------------------
                                                        1995            1994          1995           1994
                                                        ----            ----          ----           ----
Revenues:
  Wood products                                      $    67,237    $    73,033   $   198,667    $   228,771
  Pulp and paper products                                104,306         98,221       304,962        269,144
                                                     -----------    -----------   -----------    -----------
      Total                                              171,543        171,254       503,629        497,915

Costs and expenses:
  Cost of sales:
    Wood products                                         65,121         62,008       193,529        178,114
    Pulp and paper products                              103,585         95,976       301,406        268,505
  Selling, general and administrative                      8,296          8,209        24,136         22,756
  Interest, net                                            3,567          2,867        10,695          7,675
                                                     -----------    -----------   -----------    -----------
      Total                                              180,569        169,060       529,766        477,050

Income (loss) before income taxes                         (9,026)         2,194       (26,137)        20,865

Income tax provision (benefit)                            (2,381)         1,273        (9,247)         8,555
                                                     -----------    -----------   -----------    -----------

Net income (loss)                                    $    (6,645)   $       921   $   (16,890)   $    12,310
                                                     ===========    ===========   ===========    ===========

Net income (loss) per common share:

  Primary                                                  $(.49)          $.07        $(1.26)          $.95
                                                           =====           ====        ======           ====
  Fully diluted                                            $(.49)          $.07        $(1.26)          $.93
                                                           =====           ====        =======          ====

Cash dividends per common share                            $ .19           $.19        $  .57           $.57
                                                           =====           ====        ======           ====

Weighted average number of
  common shares outstanding:
    Primary                                           13,363,779     13,362,729    13,363,433     13,024,349
                                                     ===========    ===========   ===========    ===========

    Fully diluted                                     13,363,779     13,362,729    13,363,433     13,500,946
                                                     ===========    ===========   ===========    ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               POPE & TALBOT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                Three months ended              Nine months ended
                                                                   September 30,                   September 30,
                                                              -----------------------        ------------------------
                                                                1995           1994            1995            1994
                                                                ----           ----            ----            ----
Cash flow from operating activities:
  Net income (loss)                                           $ (6,645)     $    921         $(16,890)      $ 12,310
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
      Depreciation and amortization                             11,263        10,050           32,775         28,472
      Increase (decrease) in:
        Accounts payable and accrued liabilities                 7,398        13,255          (10,946)          (301)
        Income taxes                                            (1,099)        2,260           (6,959)       (12,699)
        Reforestation                                               23            47              613            772
        Postretirement benefits                                    196           265              631            776
        Deferred income taxes, net                              (2,740)       (6,175)         (10,105)        (6,175)
      Decrease (increase) in:
        Accounts receivable                                        904        (2,168)           2,391         (7,943)
        Inventories                                              7,975        (9,935)          34,910        (15,414)
        Deposits on timber purchase contracts                    2,547        (2,103)             147         (2,739)
        Prepaid expenses                                           847          (568)          (1,096)        (1,675)
        Deferred charges and other                                (936)        2,367           (4,573)          (144)
                                                              --------      --------         --------       --------
          Net cash provided by (used for)
            operating activities                                19,733         8,216           20,898         (4,760)

Cash flow from investing activities:
  Capital expenditures                                          (6,901)      (12,459)         (25,443)       (48,073)
  Proceeds from sale of other properties                           186           193              487            199
                                                              --------      --------         --------       --------
          Net cash used for investing activities                (6,715)      (12,266)         (24,956)       (47,874)

Cash flow from financing activities:
  Net increase (decrease) in short-term borrowings             (11,200)       (1,000)          (5,000)         9,000
  Proceeds from issuance of long-term debt                           -        10,000                -         50,000
  Reduction of long-term debt                                     (108)         (101)            (319)          (298)
  Decrease in restricted bond funds                              4,987             -           14,607              -
  Cash dividends                                                (2,539)       (2,538)          (7,617)        (7,315)
  Net proceeds from issuance of treasury stock                       -             -               15          1,927
                                                              --------      --------         --------       --------

          Net cash provided by (used for)
            financing activities                                (8,860)        6,361            1,686         53,314
                                                              --------      --------         --------       --------

          Increase (decrease) in cash and
            cash equivalents                                     4,158         2,311           (2,372)           680

          Cash and cash equivalents at
            beginning of period                                    317         2,137            6,847          3,768
                                                              --------      --------         --------       --------

          Cash and cash equivalents at
            end of period                                     $  4,475      $  4,448         $  4,475       $  4,448
                                                              ========      ========         ========       ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               POPE & TALBOT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           September 30, 1995 and 1994
                                   (Unaudited)


1.  General

      The consolidated condensed interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company as of September 30, 1995 and December 31, 1994, and the results of operations and changes in cash flows for the three and nine months ended September 30, 1995 and 1994.
      It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's 1994 report on Form 10-K. The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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

4.  Debt

      In 1995, the Company's unsecured revolving-credit agreement and its uncommitted short-term lines of credit were modified. The modified agreements provide for $100 million of available credit of which $80 million was outstanding at September 30, 1995.

5.  Litigation and Legal Matters

      Reference is made to PART II, ITEM 1, "Legal Proceedings" with respect to recent developments in a tax dispute.

                               POPE & TALBOT, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           SEPTEMBER 30, 1995 AND 1994
                                   (unaudited)




RESULTS OF OPERATIONS
---------------------

Continued losses in the Company's pulp and paper segment were greater than profits from the wood products segment resulting in a loss for the third quarter of 1995. The third quarter loss of $6.6 million, or $.49 per share, was an improvement over the second quarter loss of $9.0 million, or $.68 per share, but was worse than the $900,000, or $.07 per share, of income in the third quarter of 1994. Third quarter 1995 revenues were essentially unchanged from the third quarter of 1994 as lower revenue levels resulting from lower lumber, tissue and diaper sales volumes were offset by higher pulp pricing.

The wood products segment, which comprised approximately 39 percent of third quarter sales, was profitable in the third quarter of 1995 after a second quarter 1995 loss. Third quarter income was $1.2 million and compared to a second quarter 1995 loss of $2.5 million and a third quarter 1994 income of $9.7 million. The third quarter 1994 income included a $3.7 million refund of a portion of a tariff eliminated by the United States Government on Canadian lumber sold in the United States. The remainder of the tariff refund was recognized in the fourth quarter of 1994. Lumber pricing improved from the second quarter of 1995 when prices, at their lowest level, reached their lowest point since 1992. These third quarter prices were, however, 15 percent lower than prices in the third quarter of 1994. Lumber sales volume decreased to 149 million board feet, or approximately 82 percent of capacity in the third quarter of 1995 from approximately 162 million board feet in both the second quarter of 1995 and the third quarter of 1994. The second quarter sales volume was approximately 90 percent of 1995 capacity. The third quarter 1994 sales volume was 80 percent of 1994 capacity and the below-capacity volumes were due to operating inefficiencies caused by poor log quality at the Company's Canadian sawmills and shutdown for a portion of the third quarter of 1994 of the Port Gamble sawmill due to poor lumber prices. The below-capacity volumes in the third quarter of 1995 were due almost entirely to closure for a significant portion of the third quarter of the Port Gamble sawmill due to poor lumber prices. During the third quarter of 1995, the Company announced that it will permanently close the Port Gamble sawmill by the end of 1995 due to a continuing inability to obtain acceptably priced logs. At the beginning of 1995, the Company reduced its Grand Forks, British Columbia sawmill from two shifts to one shift due to a lack of available timber. With the closure of the Port Gamble sawmill and reduction of Grand Forks to one shift, the Company's overall annual lumber capacity is now approximately 575 million board feet.

The third quarter 1995 pulp and paper segment loss of $4.7 million was an improvement over the second quarter 1995 loss of $6.8 million, but worse than the third quarter 1994 loss of $2.2 million. A strong pulp market in 1995 returned the Company's pulp business to profitability in 1995 after incurring losses in 1994. The Company's tissue and diaper businesses continued to generate losses in the third quarter of 1995 as competitive market conditions, high fluff pulp and wastepaper costs and strike-related costs at the Company's Ransom tissue mill continued into the third quarter.

Pulp prices continued to strengthen in the third quarter of 1995 resulting in further improvement in pulp earnings. Pulp losses declined steadily throughout 1994 and the Company's pulp business, which comprised 25 percent of third quarter sales, returned to profitability in the fourth quarter of 1994. Pulp sales prices improved again in the third quarter, although at a slower pace than in the second quarter, with average third quarter prices increasing approximately 7 percent from average prices in the second quarter of 1995 and about 80 percent from one year ago. Although pulp prices have increased, prices for wood chips, a primary raw material for pulp production have also increased. Chip prices increased rapidly in the first half of 1995, declined in the third quarter from second quarter levels, and were approximately 66 percent higher in the third quarter of 1995 compared to the third quarter of 1994. To expand the source of fiber for the Halsey pulp mill, the Company in 1994 began using sawdust as an additional fiber source. Sawdust is currently in adequate supply and has not increased in price as wood chips have. During the third quarter of 1995, approximately 49 percent of Halsey's pulp mill production was from sawdust. During the third quarter of 1995, the Company's Halsey pulp mill operated at slightly greater-than-rated capacity although sales volumes were slightly below capacity as a Northwest customer phased out of using the Company's pulp. The Company does not anticipate that the loss of this customer will have a significant effect on overall Company pulp sales as the Company is currently selling increased volumes of pulp to foreign customers. The losses during the third quarter of 1994 were due primarily to volume shipped under pricing arrangements which were below then-current industry pricing. Those contracts expired late in the third quarter of 1994.

The Company's tissue business, which comprised approximately 13 percent of third quarter 1995 sales again incurred a significant loss in the third quarter, although the loss was smaller than the second quarter 1995 loss. Tissue prices, which have been either flat or declining since 1990, realized the first general price increases since 1990 during the first half of 1995. Tissue pricing continued to improve in the third quarter of 1995, with average sales prices approximately 20 percent higher than the third quarter of 1994 and about 12 percent higher than the second quarter of 1995. Although tissue pricing has improved, pricing for wastepaper, the primary raw material component for tissue, has also increased substantially during 1995. Wastepaper pricing, which has generally followed the pricing trends of world pulp markets, has been pushed to record levels by a combination of strong pulp markets and a shortage of certain wastepaper grades caused primarily by the start-up in 1994 of new recycled fiber mills in the United States. As a result of these pressures, the Company's wastepaper costs have more than doubled since the third quarter of 1994, although prices did begin to stabilize in the third quarter of 1995 and declined from the record levels reached in the second quarter of 1995.

The tissue market has been, and continues to be, extremely competitive. The majority of the tissue losses have been incurred at the Company's Ransom tissue mill and to reduce these losses the Company implemented a labor contract having a revised, lower compensation structure for the Ransom employees during the second quarter of 1995. The union employees went on strike over this wage structure implementation and the mill is currently operating on a curtailed basis with salaried and temporary workers. The loss at Ransom was further increased by higher shipping and packaging costs incurred to supply some of the Company's East Coast customers. The long-term viability of the mill remains uncertain unless a combination of a satisfactory resolution of the labor situation, lower other manufacturing costs, including raw materials, and stable pricing make it advantageous to operate the mill. The Ransom tissue mill represents approximately 50 percent of the Company's tissue capacity and as a result of the strike at Ransom, tissue operated at approximately 58 percent of capacity during the third quarter of 1995. The Company's other tissue mill, at Eau Claire, Wisconsin, operated at capacity during the third quarter of 1995.

The Company's diaper business, which comprised approximately 23 percent of third quarter 1995 sales, incurred a loss in the third quarter of 1995 compared to the third quarter of 1994 when diapers produced a small profit. The third quarter 1995 loss approximated the diaper loss incurred in the second quarter of 1995. Procter & Gamble, a significant producer of disposable diapers, continued to attempt to gain market share through aggressive pricing. As a result of Procter & Gamble's pricing, prices for the Company's diapers declined in the third quarter of 1995 approximately 2 percent from the second quarter of 1995 and 4 percent from the third quarter of 1994. Diaper sales volumes were approximately 80 percent of capacity in the third quarter of 1995. This was an improvement over the first half of 1995, when diapers operated at approximately 72 percent of capacity as a result of branded producers instituting packaging count reductions which the Company did not complete until late in the second quarter. Contributing to the diaper losses has also been rising costs for fluff pulp, a primary component for disposable diapers. Costs for fluff pulp have not risen as fast as world pulp markets, but are still 60 percent higher than the third quarter of 1994.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first nine months of 1995, operations generated cash of $20.9 million and for the third quarter of 1995 generated cash of $19.7 million. Income before non-cash charges for depreciation and amortization generated $15.9 million of cash during the first nine months. Efforts to reduce inventories from year-end 1994 levels generated cash of $34.9 million during the first nine months of 1995. The most significant inventory reductions have been liquidating the Port Gamble inventory in preparation for its permanent closure, reductions in Canadian log inventories and reductions in tissue and diaper inventories. Pulp inventories have increased as a result of the longer lead times required for shipping to export customers. Approximately $11 million of cash was used in the first nine months of 1995 as accounts payable and accrued liabilities declined due to timing of payments.

Capital spending for the first half of 1995 was $25.4 million, of which $16.5 million was related to completion of a project to modernize the recycled pulping operations at the Eau Claire tissue facility. In 1994, the Company obtained restricted funding to finance this pulp modernization project. The remaining expenditures were for various smaller projects to sustain existing operations. The Company is currently restricting capital spending to only those projects to sustain existing operations, and accordingly the company anticipates that approximately $2 million will be required to complete previously approved projects and only minimal additional projects will be undertaken for the remainder of 1995, primarily to sustain existing operations. It is anticipated that capital spending for the remainder of the year will be financed from internally generated cash and, if necessary, from the Company's lines of credit.

Year to date 1995, the Company has returned $7.6 million to shareholders in the form of dividends. The Company currently has $100 million available under a long-term revolving credit agreement, of which $80 million was outstanding at September 30, 1995.

PART II.

      ITEM 1.  Legal Proceedings

         In 1985, shareholders of the Company approved a Plan of Distribution pursuant to which all of the Company's timber properties and the development properties and related assets and liabilities in the State of Washington were transferred to newly-formed Pope Resources, A Delaware Limited Partnership, with interests in the partnership distributed to the Company's shareholders on a pro rata basis.

         The Company assigned to the assets transferred a distribution value for federal income tax purposes based upon the public trading price of the partnership interests at the time of distribution. The Internal Revenue Service has asserted that the Company owes additional federal income tax in the amount of approximately $14 million (plus applicable interest) in connection with this transaction and the Company has disputed this asserted tax liability. The issue was heard in U.S. Tax Court during the third quarter 1995 and follow-up legal briefs are being filed until late December 1995. The Tax Court will not render a decision until after the briefs are filed with a likely outcome not known until mid 1996. The Company will continue to vigorously contest the assessed tax liability through independent tax counsel. The Company believes, based upon consultation with independent tax counsel, that the additional tax due in this matter, if any, will ultimately be significantly less than the assessed amount and will not have a material adverse effect on the Company's financial position. The final tax settlement, if any, will be recognized as a reduction in equity with respect to the partnership transaction.

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

           4.7 Extension/Modification Agreement, dated as of June 30, 1995, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Bank of America Illinois, fka Continental Bank; and Wachovia Bank of Georgia, National Association. (Incorporated herein by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

           4.8 Modification Agreement, dated as of October 16, 1995, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Bank of America Illinois; and Wachovia Bank of Georgia, National Association.

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

          Reports on Form 8-K
          -------------------
          No reports on Form 8-K were filed during the three months ended September 30, 1995.

                              POPE & TALBOT, INC.


                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        POPE & TALBOT, INC.
                                                   -----------------------------
                                                            Registrant





Date:  November 13, 1995                           /s/ C. Lamadrid
                                                   -----------------------------
                                               By: C. Lamadrid
                                                   Senior Vice President and
                                                   Chief Financial Officer