Form 10-K
period 1995-12-31
POPE & TALBOT INC /DE/
filed 1996-03-27
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                      .

                         Commission File Number 1-7852

                              POPE & TALBOT, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                                   94-0777139
(State or other jurisdiction                                 (IRS Employer Identification No.)
of incorporation or organization)

1500 SW 1st Avenue, Portland, Oregon                                       97201
(Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code  (503) 228-9161

Securities registered pursuant to Section 12(b) of the Act:

                                                              Name of each Exchange
        Title of each class                                    on which registered
        -------------------                                   ---------------------
Common Shares, par value $1.00                               New York Stock Exchange
Common Shares, par value $1.00                               Pacific Stock Exchange
8-3/8% Debentures, Due June 1, 2013                          None


Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    / /

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes /X/     No / /

The aggregate market value of voting stock held by nonaffiliates of the registrant is $170,937,419 as of March 8, 1996 ($13.50 per share).

                                   13,363,779
(Number of shares of common stock outstanding as of March 8, 1996)

Part I and Part II incorporate specified information by reference from the annual report to shareholders for the year ended December 31, 1995 and from the Company's Current Report on Form 8-K dated February 8, 1996. Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders on April 30, 1996.

                                     PART I

Item 1.  Business

INTRODUCTION AND DEVELOPMENTS IN 1995

     Pope & Talbot, Inc. (the "Company") is engaged principally in the wood products and pulp and paper products businesses. The Company's wood products business involves the manufacture and sale of standardized and specialty lumber and wood chips. In its pulp and paper business, the Company manufactures and sells private label consumer tissue, bleached kraft pulp for newsprint and writing paper, and brokers wood chips. On December 11, 1995, the Company entered into a definitive agreement to sell its disposable diaper business to Paragon Trade Brands, Inc. ("Paragon"). The sale of this business was completed on February 8, 1996 and the disposable diaper business results for 1995, 1994 and 1993 have been reflected as discontinued operations. During 1995, wood products accounted for approximately 51 percent of the Company's revenues from continuing operations of $524.4 million, consumer tissue accounted for 20 percent and bleached kraft pulp and brokered wood chips 29 percent. Disposable diaper revenues were $144.0 million in 1995.

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

     Since the mid-1980s, the Company has reduced its dependency on timber from the Pacific Northwest, where environmental concerns about the preservation of old-growth forests have sharply restricted the availability and increased the cost of public timber. At the same time, the Company has increased its operations in regions presently having more stable timber supplies, namely in British Columbia and the Black Hills region of South Dakota and Wyoming. In 1985, the Company distributed its timber and land development properties in the State of Washington to its shareholders through interests in a newly formed master limited partnership. In 1989, the Company sold its Oregon sawmill, and the Company has since sold its remaining Oregon timberlands. In 1992, the Company acquired a sawmill and related timber cutting rights in Castlegar, British Columbia. At the end of 1995, the Company permanently closed its Port Gamble, Washington sawmill. The Company currently operates five sawmills with an estimated annual capacity of 526 million board feet, of which approximately 73 percent is located in British Columbia and 27 percent in the Black Hills. The Company no longer has any lumber capacity in Oregon and Washington.

     In order to expand and broaden its sources of revenue, the Company acquired its pulp, consumer tissue and disposable diaper businesses in the late 1970s and 1980s. The Halsey, Oregon pulp mill produces bleached kraft pulp which is sold in the open market and to newsprint manufacturers and a writing paper manufacturer in the Pacific Northwest. The Company's private label tissue business manufactures towels, napkins, bathroom tissue and facial tissue from recycled paper at two mills in the U.S. The Company sells its tissue products under private labels to supermarkets, drugstores, mass merchandisers, food and drug distribution companies and warehouse club stores. In early 1994, the Company completed projects resulting in significant product and cost improvements to its pulp mill. Up to the completion of the previously mentioned diaper business sale in early 1996, the Company produced private label diapers at four mills in the U.S.

     The businesses in which the Company is engaged are extremely competitive, and a number of the Company's competitors are substantially larger than the Company with correspondingly greater resources. In particular, competition in the tissue products market is extremely strong, both in terms of price and product innovation. See "Pulp and Paper Products Business - Paper Products."

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

WOOD PRODUCTS BUSINESS

     The Company's wood products business involves the manufacture and sale of standardized and specialty lumber and wood chips. The Company's principal wood product categories and the sales generated by each over the past three years are set forth in the following table:


        Classes of Wood Products       1995         1994         1993
        ------------------------     --------  --------------  --------
                                               (In thousands)
        Lumber                       $194,350     $261,322     $256,842
        Wood chips                     46,514       30,284       29,695
        Logs and other                 24,712       12,599       13,498
                                     --------     --------     --------
          Total wood products sales  $265,576     $304,205     $300,035
                                     ========     ========     ========


     In 1995, lumber revenues decreased $67.0 million, or 26 percent, compared with 1994. These reduced lumber revenues were due to a combination of 13 percent lower average lumber prices and 9 percent lower sales volumes. The volume decreases related to reduced Port Gamble, Washington sawmill operations and the Grand Forks, British Columbia sawmill operating at one shift, down from the two-shift basis operated prior to 1995. The 1995 wood chip revenues increased $16.2 million, or 54 percent, over 1994 as average chip prices nearly doubled which more than offset lower chip volumes. Log sales were higher in 1995 due mainly to the liquidation of Port Gamble log inventories related to the fourth quarter 1995 sawmill closure. In 1994, lumber revenues increased $4.5 million, or 2 percent, compared with 1993. These increased revenues were due to higher lumber sales prices which more than offset the impact of lower sales volumes, primarily due to downtime taken at the Port Gamble sawmill.

     The Company's lumber products consist principally of boards and dimension lumber, some of which are specialty, value-added items, such as stress-rated lumber. Wood chips and other similar materials are obtained as a by-product of the Company's lumber operations. Wood chips were also obtained from direct chipping of whole logs in 1993.

     The principal sources of raw material for the Company's wood products operations are timber obtained through long-term cutting licenses on public lands, logs purchased in open log markets, timber offered for sale via competitive bidding by federal and state agencies and private sources, and timber purchased under long-term contracts to cut timber on private lands.

     During 1995, the Port Gamble sawmill was either shut down or operating on a reduced one-shift basis due to a lack of acceptably priced timber in relation to end-product prices. Timber harvest levels in the mill's operating region were significantly reduced in recent years as a result of environmental pressures to reduce the amount of timber available for harvest. A strong export log market further reduced domestic log supplies in the region. These reduced log volumes, combined with weakened lumber markets, resulted in operating losses at Port Gamble over the last two years and significantly below-capacity production. With no prospect of a resolution to the timber supply situation, the Company permanently closed the Port Gamble sawmill in the fourth quarter of 1995.

     Approximately 73 percent of the Company's current lumber capacity is located in British Columbia, Canada and 27 percent in the Black Hills region of South Dakota and Wyoming, where timber supplies are presently more stable than in the U.S. Pacific Northwest. In Canada, timber requirements are obtained primarily from the Provincial Government of British Columbia under long-term timber harvesting licenses which allow the Company to remove timber from defined areas annually on a sustained yield basis. Approximately 30 percent of the Company's Canadian log requirements are satisfied through open market log purchases. The Provincial Government of British Columbia has the authority to modify prices and harvest volumes at any time. During 1994, the Provincial Government of British Columbia adjusted upward the price charged for a substantial portion of the wood used by the Company's three Canadian sawmills effective May 1, 1994. The new pricing formula, which is based on a relationship to end-product prices, had the effect of increasing 1995 log costs by approximately $7 million in both 1995 and 1994. In the Black Hills, the Company obtains its timber from various public and private sources under long-term timber harvesting contracts in addition to buying logs on open markets. Under these Black Hills contracts, prices are subject to periodic adjustment based upon formulas set forth therein.

     During the early 1990's, the Company's Canadian sawmills benefited from processing additional volumes of pine timber which had been killed by the mountain pine beetle. This beetle kill volume was essentially harvested by the end of 1994. As a result, Canadian timber harvest levels were reduced and resulted in the January 1, 1995 curtailment of the Grand Forks, British Columbia sawmill to a one-shift production basis. This Grand Forks curtailment reduced lumber capacity by 60 million board feet annually, or approximately 8 percent of the Company's then existing lumber capacity. During 1994, the Provincial Government of British Columbia's Commission of Resources and Environment ("CORE") began reviewing the future use of the forest resources in the province, including reserving additional forest resources to park lands. This review continued into 1995. Based on preliminary reports of the Commission, it appears that the amount of timber available to the Company's Canadian sawmills could be reduced in future years by 5 percent to 10 percent from current levels. These reductions in allowable timber harvests may result in further decreases in lumber production levels at one or more of the Company's Canadian sawmills.

     On February 16, 1996, U.S. and Canadian trade negotiators reached an agreement in principle establishing quotas on Canadian softwood lumber shipments to the U.S. The 5-year agreement takes effect April 1, 1996. Although the final terms of the agreement are not yet settled, based on preliminary terms, the Company believes this agreement will not have a significant effect on the results of its Canadian sawmill operations.

     MARKETING AND DISTRIBUTION. The Company's lumber products are sold primarily to wholesale distributors. Wood chips produced by the Company's sawmills are sold to manufacturers of pulp and paper in the U.S. and Canada. Sales of logs are made to other U.S. and Canadian forest products companies.

     Marketing of the Company's wood products is centralized in its Portland, Oregon offices. Although the Company does not have distribution facilities at the retail level, the Company does utilize several reload facilities around the U.S. to assist in moving the product closer to the customer. The Company sold wood products to numerous customers during 1995, the ten largest of which accounted for approximately 37 percent of total wood products sales. No single wood products customer accounted for more than 10 percent of the Company's revenues in 1995.

     BACKLOG. The Company maintains a minimal finished goods inventory of wood products. At December 31, 1995, orders were approximately $4.7 million, compared with approximately $7.5 million at December 31, 1994. This backlog represented an order file for the Company which generally would be shipped in two weeks to one month. The decrease from 1994 to

1995 reflects both reduced lumber sales prices and lower order volume. The lower order volume is a function of timing, the fourth quarter 1995 closing of the Company's Port Gamble sawmill and the changing of the Grand Forks sawmill from two shifts at the end of 1994 to one shift for all of 1995.

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

     For further information regarding amounts of revenue, operating profit and loss and identifiable assets attributable to the wood products industry segment, see Note 11 of "Notes to Consolidated Financial Statements" in the Company's 1995 Annual Report to Shareholders.

PULP AND PAPER PRODUCTS BUSINESS

     The Company's principal pulp and paper products categories and the sales generated by each over the last three years are set forth in the following table:


    Classes of Pulp and Paper Products      1995         1994         1993
    ----------------------------------    --------  --------------  --------
                                                    (In thousands)
    Tissue products                       $107,013     $104,885     $105,041
    Bleached kraft pulp                    124,361       77,950       40,319
    Brokered wood chips                     27,459       15,767       13,404
                                          --------     --------     --------
     Total pulp and paper products sales  $258,833     $198,602     $158,764
                                          ========     ========     ========


     As discussed previously, at the end of 1995 the Company entered into a definitive agreement to sell its disposable diaper business to Paragon. The disposable diaper business results for the three years ended 1995 were reflected as discontinued operations. Revenues for this discontinued diaper business were $144.0 million, $157.1 million and $170.1 million in 1995, 1994 and 1993, respectively.

     Pulp and paper revenues from continuing operations increased $60.2 million, or 30 percent, from 1994 to 1995 due mainly to improved pulp sales prices. The Company's pulp sales prices were nearly 70 percent higher on average in 1995 than 1994. In tissue, a 17 percent average price improvement more than offset a 13 percent drop in volume related mainly to a seven-month labor strike at the Ransom, Pennsylvania facility. Higher brokered wood chip revenues reflected the significant chip price improvement from 1994 to 1995. Pulp and paper revenues increased $39.8 million, or 25 percent, from 1993 to 1994 due mainly to higher pulp sales. From 1993 to 1994, pulp volumes and prices increased 54 percent and 25 percent, respectively. The volume increase related primarily to the Halsey pulp mill's return to essentially full production for the majority of 1994. In tissue, a 2 percent drop in volume was offset by a 2 percent price improvement from 1993 to 1994.

     1.  PAPER PRODUCTS

     The Company produces a line of private label consumer tissue products including towels, napkins, bathroom tissue and facial tissue. These products are sold under private and controlled labels.

     The raw material for the Company's tissue mills is wastepaper purchased from wastepaper dealers located in the upper Midwest, mid-Atlantic and, to a lesser extent, on the

East Coast. Prices for wastepaper generally follow the pricing trends of world pulp markets. During 1995, wastepaper pricing was pushed to record levels by a combination of strong pulp markets and shortages of certain wastepaper grades caused primarily by the start-up of new recycled fiber mills in the U.S. As a result of these pressures, the Company's wastepaper prices during 1995 doubled over 1994 pricing. However, by year-end 1995, wastepaper prices were declining and prices paid for wastepaper in December 1995 were 5 percent lower than the same time in 1994. The Company believes that there will continue to be an adequate supply of wastepaper in the foreseeable future.

     MARKETING AND DISTRIBUTION. The Company utilizes its own sales force and some retail consumer products brokers to sell its products to supermarkets, drugstores, mass merchandisers, food and drug distribution companies and warehouse club stores. The Company's products enjoy national distribution; however, the majority are sold east of the Rocky Mountains. Sales to the Company's ten largest paper products customers represented 67 percent of tissue products sales in 1995. No single paper products customer accounted for 10 percent or more of total Company revenues in 1995.

     BACKLOG. The Company carries a minimal finished goods inventory of tissue products. At the end of 1995 the tissue order file was approximately $4.2 million compared to a backlog of approximately $6.3 million at December 31, 1994. The lower order backlog at year-end 1995 as compared to year-end 1994 relates to timing of order receipts and the reduction of orders due to the effects of the 1995 Ransom mill strike. The Company does not believe the lower backlog is indicative of a business trend. At the end of 1995, the diaper order file for the discontinued diaper operations was approximately $3.2 million compared to a backlog of approximately $5.5 million at December 31, 1994. The lower order backlog at year-end 1995 as compared to year-end 1994 relates to reduced diaper sales prices and lower order volume. Both the tissue and diaper backlogs are generally shipped in less than one month.

     COMPETITION. The tissue market is extremely competitive, with approximately 10 major producers. Of these, Kimberly-Clark Corporation, Fort Howard Corporation, James River Corporation and Procter & Gamble Corporation are dominant and account for approximately 67 percent of the market. Within the tissue market, the Company estimates that the private label tissue segment accounts for approximately 12 percent to 30 percent of the total, depending on the product.

     In the tissue business, tissue industry capacity increases in the late 1980's and early 1990's resulted in capacity which exceeded demand growth causing tissue prices to decline an average of 14 percent from 1989 through 1993. This condition began to stabilize in 1994, and in 1995 industry-wide tissue operating rates improved to approximately 93 percent of capacity generating tissue price increases for the Company at the end of 1995 of approximately 30 percent over year-end 1994 levels. The 1995 price increases were the first general price increases for the Company's tissue products since 1990.

     2.  PULP PRODUCTS

     The Company owns a pulp mill at Halsey, Oregon. This mill produces bleached kraft pulp which is sold in various forms in the open market and to newsprint manufacturers and a writing paper manufacturer in the Pacific Northwest. In conjunction with the fiber acquisition program for the pulp mill, the Company brokers pulp chips for sale primarily into the export market. The total annual capacity of the mill is 180,000 air dry metric tons; 175,000 metric tons were produced in 1995, 158,000 metric tons were produced in 1994 and 109,000 metric tons were produced in 1993. The Company's pulp business was affected in 1992 and to a greater extent in 1993 by relatively high wood chip costs, weak demand, declining pulp prices and by the loss of a major customer. However, the pulp market rebounded dramatically in 1994 which, along with sales to a significant new pulp customer in 1994, allowed the Company to increase its pulp sales volume 54 percent over the 1993 level. The market improvement continued into 1995 and resulted in the near capacity production.

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

     The pulp mill modifications mentioned previously made it possible for the Company to enter into a significant pulp supply agreement in late 1993. Under this agreement with Grays Harbor Paper L.P. ("Grays Harbor"), the Company began supplying pulp to the Grays Harbor writing grade paper mill. Grays Harbor purchased approximately 103,000 metric tons and 89,000 metric tons of pulp from the Company in 1995 and 1994, respectively. All output from the paper mill is sold to one customer. In the event that the paper mill's sales to its customer are adversely impacted for any reason, sales of the Company's pulp may be adversely impacted. A portion of the pulp sold to the paper mill is produced from sawdust and hardwood chips, which have historically been less expensive than softwood chips, which has been the primary raw material for the pulp mill. Pricing for this pulp is computed using a formula based on prices for white paper.

     Weyerhaeuser Company ("Weyerhaeuser") owns a pulp mill, which it recently upgraded and expanded, located adjacent to the North Pacific Paper Company ("Norpac") newspaper manufacturing facility in Longview, Washington. Weyerhaeuser is a part owner of Norpac. Norpac purchased 22,000 metric tons, 48,000 metric tons and 46,000 metric tons from the Company in 1995, 1994 and 1993, respectively. Norpac began to phase out its purchases from the Company in early 1995 and discontinued its purchases in the third quarter 1995 as Weyerhaeuser completed its upgrade and expansion project. As a result of the mill's pulp enhancements brought about by the previously mentioned mill modifications, the Company does not anticipate that the discontinuation of Norpac sales volume will have a material adverse effect on the Company's pulp business or results of operations.

     Substantially all of the Company's wood chip and sawdust requirements for the Halsey pulp mill are satisfied through purchases by the Company from third parties. The Company has long-term chip supply contracts with sawmills in the Pacific Northwest.

     Environmental concerns over timber harvests, which caused high log costs and led to the shutdown of the Company's Port Gamble sawmill, have also caused higher chip costs and reduced chip availability from historic sources at the Halsey pulp mill over the past several years. In order to maintain an adequate supply of wood fiber for the mill, the Company has expanded its geographic base from which it obtains the softwood chips normally used as the primary raw material for the pulp mill. The Company has also expanded the capability of using sawdust and hardwood chips, which historically have been less expensive than softwood chips, as raw materials for a portion of the production. In order to maintain an adequate supply of chips for the approximately 50 percent of the pulp mill's production which will remain based on softwood chips, the Company will continue to use an expanded geographic base to obtain chips, adding to their cost. Although chip costs remained essentially constant during 1993 and 1994, the environmental restrictions on timber harvests coupled with the strong pulp market resulted in a 71 percent increase in chip prices from year-end 1994 levels to mid 1995 levels. A weakening pulp market in late 1995 and early 1996, however, has reduced chip demand and greatly reduced chip prices from their mid 1995 highs. Unless environmental restrictions on timber harvests are relaxed, chip prices likely will remain relatively high, and sawdust and hardwood chip prices may also increase. The Company believes that its third-party chip and sawdust purchases will be adequate for the Halsey pulp mill in the foreseeable future.

     MARKETING AND DISTRIBUTION. The Company utilizes its own sales force and pulp brokers to sell its pulp products. A large majority of the Company's pulp products are sold in the Pacific Northwest. In 1995, sales to Grays Harbor represented 52 percent of the Company's pulp revenues, sales to Norpac represented 14 percent of the Company's pulp revenues and the remaining eight largest customers accounted for an additional 25 percent of pulp revenues. Grays Harbor accounted for 12 percent of total Company revenues from continuing operations in 1995.

     BACKLOG. The Company's pulp customers either enter into contracts for periods of one to three years or purchase products without obligation for future purchases. The contractual customers provide the Company with annual estimates of their requirements, followed by periodic orders based on more definitive information. As of December 31, 1995, the Company's backlog of orders for contractual customers for the first quarter of 1996 was $16 million, including $11 million attributable to Grays Harbor, compared to $27 million at December 31, 1994, including $15 million attributable to Grays Harbor. The backlog of orders for non-contractual customers at December 31, 1995 and December 31, 1994 was not significant. The decrease in order backlog from year-end 1994 to year-end 1995 reflects lower order volume and prices due to weakened pulp markets in the first quarter of 1996 compared to the first quarter of 1995.

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

     For further information regarding amounts of revenue, operating profit and loss and identifiable assets attributable to the pulp and paper products industry segment, see Note 11 of "Notes to Consolidated Financial Statements" in the Company's 1995 Annual Report to Shareholders.

ENVIRONMENTAL MATTERS

     The Company is subject to federal, state, Canadian and local air, water and land pollution control, solid and hazardous waste management, disposal and remediation laws and regulations in all areas where it has operations. Compliance with these laws and regulations generally requires operating costs as well as capital expenditures. It is difficult to estimate the costs related solely to environmental matters of many capital projects which have been completed in the past or which may be required in the future. Changes required to comply with environmental standards will affect other areas such as facility life and capacity, changes in raw material requirements and costs and product value. It is estimated that during 1995, capital expenditures for environmental controls amounted to less than $1 million. It is expected that capital expenditures will continue into the future and may increase over time. Based on the understanding of future compliance standards, expenditures for such purposes are currently estimated to be minimal in 1996 and 1997; however, the ultimate outcome of future compliance is uncertain due to various factors such as the interpretation of environmental laws and evolving technologies.

     In response to environmental concerns in Western Oregon and Western Washington, specifically the preservation of old-growth forests and wildlife habitat, substantial amounts of federal timberlands have been set aside as wilderness areas. This has affected and may continue to affect the amount and cost of timber obtainable from public agencies in this region. Currently, the Company's exposure in this region is the Halsey, Oregon pulp mill. The Halsey pulp mill is affected by the decrease in timber availability, since its primary raw materials, wood chips, sawdust and hardwood chips, are by-products of the lumber manufacturing process. The Company believes that, based on existing wood chip and sawdust availability both within the Willamette Valley region of Oregon and from other sources discussed previously, wood chip and sawdust resources will be adequate for the Company's requirements at the Halsey pulp mill in the foreseeable future.

     In Canada during 1994, the Provincial Government of British Columbia's Commission of Resources and Environment ("CORE") began reviewing the future use of the forest resources in the province, including reserving additional forest resources to park lands. This review continued into 1995. Based on preliminary reports of the Commission, it appears that the amount of timber available to the Company's Canadian sawmills in the future could be reduced by 5 to 10 percent.

     The Environmental Protection Agency ("EPA") has published proposed regulations which would establish standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act. These proposals are collectively referred to as the "cluster rules" and have been the subject of extensive discussions between the pulp and paper industry and the EPA. The Company's primary exposure to these proposals relate to the Company's Halsey pulp mill, and to a much lesser degree the Company's two tissue mills. Based on preliminary evaluation of the proposed rules, required modifications to the Company's mills could range from $15 million to $30 million. The proposed rules could be made effective in 1999, although later enactment is possible.

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

EMPLOYEES

     At December 31, 1995, the Company employed approximately 2,800 employees of whom 2,300 were paid hourly and a majority of which were members of various labor unions. Included in these numbers were approximately 400 salaried and hourly employees who were employed by the discontinued diaper operations. Approximately 54 percent of the Company's employees from continuing operations were associated with the Company's wood products business, 43 percent were associated with the Company's pulp and paper business and 3 percent were corporate management and administration personnel.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company's foreign manufacturing operations consist of three lumber mills located in Canada. The Company's primary exports from continuing operations are pulp sold to Europe and brokered wood chips sold to Japan. The Company's export sales from continuing operations from the United States were $26.3 million for 1995, $18.2 million for 1994 and $13.4 million for 1993. Export sales from the discontinued diaper operations were $12.6 million, $13.7 million and $15.7 million for 1995, 1994 and 1993, respectively, primarily to Canada. Of the total 1995 export sales, 35 percent were to Canada, 38 percent were to Japan and 23 percent were to France and Italy.

     Financial information regarding the Company's domestic and foreign operations is included in Note 11 of "Notes to Consolidated Financial Statements" on page 29 of the Company's 1995 Annual Report to Shareholders.

Item 2.  Properties

WOOD PRODUCTS PROPERTIES

     1.  Mills and Plants

     The following tabulation briefly states the location, character, capacity and 1995 production of the Company's lumber mills:


                                     Estimated Annual            1995
             Location                  Capacity (4)          Production(4)
   -----------------------------  ----------------------  -------------------

   Port Gamble, Washington                          -(1)   53,000,000 bd. ft.
   Spearfish, South Dakota        110,000,000 bd. ft.(2)  106,000,000 bd. ft.
   Newcastle, Wyoming              31,000,000 bd. ft.(2)   31,000,000 bd. ft.
   Grand Forks, British Columbia   50,000,000 bd. ft.(3)   50,000,000 bd. ft.
   Midway, British Columbia       145,000,000 bd. ft.(3)  140,000,000 bd. ft.
   Castlegar, British Columbia    190,000,000 bd. ft.(3)  222,000,000 bd. ft.

--------------


   (1) The Port Gamble, Washington sawmill was permanently closed late in 1995.

   (2) Based on operating two shifts, five days per week for the Spearfish, South Dakota lumber mill and one shift, five days per week for the Newcastle, Wyoming lumber mill.

   (3) Based on operating two shifts, five days per week for the Midway and Castlegar, British Columbia mills and one shift, five days per week for the Grand Forks, British Columbia mill.
        Additionally, these capacities reflect reduced operations resulting from timber license quota limitations.

   (4) Wood chips are produced as a result of the operation of the Company's lumber mills. It is estimated that the aggregate annual capacity for such production is 300,000 bone dry units. In 1995, 339,000 bone dry units were produced.

     The Company believes that its wood products manufacturing facilities are adequate and suitable for current operations. Nevertheless, the Company is committed to continually improving its manufacturing facilities.

     The Company owns all of its wood products manufacturing facilities.

PULP AND PAPER PROPERTIES

     1.  Tissue and Diaper Mills

     The following table briefly states the location, character, capacity and 1995 production of the Company's tissue and diaper products manufacturing facilities:


<Captions>
                                      Estimated Annual       1995
        Location                        Capacity(1)       Production
        --------                      ----------------    ----------
        Tissue Products
        ---------------

          Eau Claire, Wisconsin          55,000 tons      53,000 tons
          Ransom, Pennsylvania(3)        55,000 tons      29,000 tons

        Diapers(2)
        ----------

          Shenandoah, Georgia                 -       171,000,000 diapers
          Eau Claire, Wisconsin               -       210,000,000 diapers
          Oneonta, New York                   -       353,000,000 diapers
          Porterville, California             -       250,000,000 diapers

        Incontinents(2)
        ---------------

          Shenandoah, Georgia                 -         21,000,000 pads

----------------
  (1) Based on normal industry practice of operating three shifts per day, seven days per week, less scheduled downtime.

  (2) The Company's diaper and incontinent businesses were sold in February of 1996, therefore, capacity information is not included.

  (3) Ransom's below-capacity production reflects production curtailments caused by a seven-month labor strike in 1995.

     The Company believes that its tissue manufacturing facilities are adequate and suitable for current operations. In 1994, the Company began a project to significantly upgrade the Eau Claire wastepaper pulping capabilities. This pulping upgrade project was completed in mid 1995.

     The Company owns all of its tissue production facilities.

     2.  Pulp Mill

     The Company owns a bleached kraft pulp mill near Halsey, Oregon. In 1995, 175,000 air dry metric tons of pulp were produced, compared with an estimated annual capacity of 180,000 metric tons. The Company believes that its pulp facility is adequate and suitable for current operations.

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

     The Company assigned to the assets transferred a distribution value for federal income tax purposes based upon the public trading price of the partnership interests at the time of distribution. The Internal Revenue Service has asserted that the Company owes additional federal income tax in the amount of approximately $14 million (plus applicable interest) in connection with this transaction and the Company has disputed this asserted tax liability. The issue was argued before the U.S. Tax Court during the third quarter 1995 and follow-up legal briefs were then filed into December 1995. The Tax Court will likely render a decision on the case in 1996. Primarily in 1995, the Company incurred costs defending its tax position in this case. In 1995, these defense costs, together with related tax settlements and interest charges totaling $4.9 million, net of tax benefits of $1.4 million, were recognized as a reduction in equity with respect to the partnership transaction. The Company believes, based upon consultation with independent tax counsel, that the additional tax due in this matter, if any, will be significantly less than the assessed amount and will not have a material adverse effect on the Company's financial position. The final tax settlement, if any, will also be recognized as a reduction in equity.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.


           EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

     In addition to the executive officers who are also directors of the Company, the following executive officers are not directors:

CARLOS M. LAMADRID, 60, Senior Vice President, Secretary, and Chief Financial
     Officer since August 1987.

WILLIAM G. FROHNMAYER, 57, Vice President - Division Manager, Fiber Products since August 1987.


All officers hold office at the pleasure of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

     Pope & Talbot, Inc. common stock is traded on the New York and Pacific stock exchanges under the symbol POP. The number of shareholders at year-end 1995 and 1994 were 1,243 and 1,372, respectively. The high and low sales prices for the common stock on the New York Stock Exchange and the dividends paid per common share for each quarter in the last two fiscal years are shown below:


                           Sales price per share
                          ------------------------  Cash dividends
                            High            Low        per share
                          -----------    ---------  --------------
             1995
             1st Quarter   $16-7/8        $15-1/8        $.19
             2nd Quarter    17-7/8         15-3/8         .19
             3rd Quarter    17             15-1/4         .19
             4th Quarter    15-5/8         12-1/2         .19
                                                         ----
                                                         $.76
             1994
             1st Quarter   $32-5/8        $23-3/4        $.19
             2nd Quarter    25-5/8         17-3/8         .19
             3rd Quarter    22-1/4         17-1/4         .19
             4th Quarter    18-7/8         15-1/4         .19
                                                         ----
                                                         $.76


ITEM 6.  SELECTED FINANCIAL DATA

     Information required by Item 6 of Part II is presented in the table entitled "Five Year Summary of Selected Financial Data" on page 12 of the Company's 1995 Annual Report to Shareholders. Such information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 of Part II is presented on pages 13, 14, 15, 16 and 17 of the Company's 1995 Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by Item 8 of Part II is incorporated by reference to the Company's Current Report on Form 8-K dated February 8, 1996 and presented on pages 18 through 29 of the Company's 1995 Annual Report to Shareholders. Additionally, the required supplementary quarterly financial information is incorporated herein by reference to page 30 of the Company's 1995 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by Item 10 of Part III is presented on page 12 as a separate item entitled "Executive Officers of the Registrant Who are Not Directors" in Part I of this Report on Form 10-K and on pages 2 and 3 (under the item entitled "Certain Information Regarding Directors and Officers") of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 1996. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Part III is presented on pages 4 through 12 of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 1996. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Part III is presented on page 3 and on page 4 (beginning just after the title "Beneficial Ownership of Over Five Percent of Pope & Talbot Common Stock" on page 4) of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 1996. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable

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

Exhibit No.
-----------
     3.1 Certificate of Incorporation, as amended. (Incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

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

     4.8 Modification Agreement dated as of October 16, 1995, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Bank of America Illinois; and Wachovia Bank of Georgia, National Association. (Incorporated herein by reference to Exhibit
            4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

     4.9 Modification Agreement, dated as of January 22, 1996, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC Inc.; ABN AMRO Bank N.V.; Bank of America Illinois; and Wachovia Bank of Georgia, National Association. (Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 8, 1996.)

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

    13.1 Portions of the annual report to shareholders for the year ended December 31, 1995 which have been incorporated by reference in this report.

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

(b) Reports on Form 8-K

    A Current Report on Form 8-K was filed on December 11, 1995 reporting that a definitive agreement had been reached to sell the Company's disposable diaper business to Paragon Trade Brands, Inc.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES




                                                                    Annual
                                                                    Report
                                                                      to
                                                                 Shareholders
                                                                 ------------
     Report of Independent Public Accountants                         17
     Consolidated balance sheets at December 31, 1995 and 1994        18
     Consolidated statements of income for each of the three years
        in the period ended December 31, 1995                         19
     Consolidated statements of stockholders' equity for each of the
        three years in the period ended December 31, 1995             20
     Consolidated statements of cash flows for each
        of the three years in the period ended December 31, 1995      21
     Notes to consolidated financial statements                    22-29
     Supplementary information:
        Quarterly financial information (unaudited)                   30



     All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     The consolidated financial statements listed in the above index are included in the Annual Report to Shareholders of Pope & Talbot, Inc. for the year ended December 31, 1995. The financial information listed in the above index has been incorporated by reference to the Company's Current Report on Form 8-K dated February 8, 1996, except for the supplementary quarterly financial information (unaudited) which has been incorporated by reference to the Company's 1995 Annual Report to Shareholders. With the exception of the items referred to in Items 1, 6, 7 and 8, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 26th day of March, 1996.


                                   POPE & TALBOT, INC.



                                   BY:  \s\ Peter T. Pope
                                        -------------------------------------
                                        Peter T. Pope
                                        Chairman of the Board and
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   Chairman of the Board and
   \s\ Peter T. Pope               Chief Executive Officer    March 26, 1996
   ------------------------------
   Peter T. Pope

   \s\ Gordon P. Andrews           Director                   March 26, 1996
   ------------------------------
   Gordon P. Andrews

   \s\ Hamilton W. Budge           Director                   March 26, 1996
   ------------------------------
   Hamilton W. Budge

   \s\ Charles Crocker             Director                   March 26, 1996
   ------------------------------
   Charles Crocker

   \s\ Michael Flannery            President and Director     March 26, 1996
   ------------------------------
   Michael Flannery

   \s\ Warren E. McCain            Director                   March 26, 1996
   ------------------------------
   Warren E. McCain

   \s\ Robert Stevens Miller, Jr.  Director                   March 26, 1996
   ------------------------------
   Robert Stevens Miller, Jr.

   \s\ Hugo G. L. Powell           Director                   March 26, 1996
   ------------------------------
   Hugo G. L. Powell

   \s\ Brooks Walker, Jr.          Director                   March 26, 1996
   ------------------------------
   Brooks Walker, Jr.
                                   Senior Vice President,
                                   Secretary and
   \s\ Carlos M. Lamadrid          Chief Financial Officer    March 26, 1996
   ------------------------------
   Carlos M. Lamadrid

   \s\ Robert L. Bluhm             Financial Controller       March 26, 1996
   ------------------------------
   Robert L. Bluhm