Form 10-Q
period 1996-03-31
POPE & TALBOT INC /DE/
filed 1996-05-15
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

\X\ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

\ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from     to
                                                    ----    ----
                           Commission File No. 1-7852

                              POPE & TALBOT, INC.

          Delaware                                         94-0777139
(State or other jurisdiction of                   I.R.S. Employer Identification
incorporation or organization)                    Number

1500 S.W. 1st Ave., Portland, Oregon                             97201
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (503) 228-9161

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

                                    Yes  x   No
                                        ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

        Common stock, $1 par value - 13,363,779 shares as of May 6, 1996

PART I.         FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
    ITEM 1.      Financial Statements:

         Consolidated Condensed Balance Sheets -
           March 31, 1996 and December 31, 1995                                2

         Consolidated Statements of Income -
           Three Months Ended March 31, 1996 and 1995                          3

         Consolidated Condensed Statements of Cash Flows -
           Three Months Ended March 31, 1996 and 1995                          4

         Notes to Consolidated Condensed Financial Statements                  5


    ITEM 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               6-8

PART II.      OTHER INFORMATION

    ITEM 4.      Submission of Matters to a Vote of Security Holders           9

    ITEM 6.      Exhibits and Reports on Form 8-K                          10-12

PART I.

                              POPE & TALBOT, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                              March 31,            December 31,
                                                                                1996                   1995
                                                                                ----                   ----
                      ASSETS
                      ------
Current assets:
     Cash and cash equivalents                                                $   3,417              $  13,826
     Accounts receivable                                                         48,415                 52,931
     Inventories:
         Raw materials                                                           44,113                 40,458
         Finished goods                                                          28,743                 28,252
                                                                              ---------              ---------
                                                                                 72,856                 68,710
     Prepaid expenses and other                                                  24,234                 15,616
     Discontinued operations assets held for sale                                     -                 56,169
                                                                              ---------              ---------
              Total current assets                                              148,922                207,252

Properties:
     Plant and equipment                                                        448,254                447,577
     Accumulated depreciation                                                  (239,792)              (232,199)
                                                                              ---------              ---------
                                                                                208,462                215,378
     Land and timber cutting rights                                              10,368                 10,382
                                                                              ---------              ---------
              Total properties                                                  218,830                225,760

Other assets:
     Deferred charges                                                            16,974                 18,655
     Deferred income tax assets, net                                             16,540                 16,531
     Goodwill, net of amortization                                                3,988                  4,029
                                                                              ---------              ---------
              Total other assets                                                 37,502                 39,215
                                                                              ---------              ---------
                                                                              $ 405,254              $ 472,227
                                                                              =========              =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Notes payable                                                            $   2,500              $  43,000
     Current portion of long-term debt                                              457                    457
     Accounts payable and accrued liabilities                                    55,135                 66,007
     Income taxes                                                                   243                  4,031
                                                                              ---------              ---------
              Total current liabilities                                          58,335                113,495

Noncurrent liabilities:
     Reforestation                                                               17,732                 16,617
     Postretirement benefits                                                     13,008                 13,909
     Long-term debt, net of current portion                                     128,402                138,514
                                                                              ---------              ---------
              Total noncurrent liabilities                                      159,142                169,040

Stockholders' equity:
     Common stock                                                                13,972                 13,972
     Additional paid-in capital                                                  35,976                 35,976
     Retained earnings                                                          154,616                156,810
     Cumulative translation adjustments                                          (5,676)                (5,955)
     Less treasury shares at cost                                               (11,111)               (11,111)
                                                                              ---------              ---------
              Total stockholders' equity                                        187,777                189,692
                                                                              ---------              ---------
                                                                              $ 405,254              $ 472,227
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

                               POPE & TALBOT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                 1996                   1995
                                                                                 ----                   ----
Revenues:
   Wood products                                                           $     54,047           $     69,087
   Pulp and paper products                                                       56,635                 64,750
                                                                           ------------           ------------
     Total                                                                      110,682                133,837

Costs and expenses:
   Cost of sales:
     Wood products                                                               49,904                 64,742
     Pulp and paper products                                                     58,032                 61,949
   Selling, general and administrative                                            4,818                  5,470
   Interest, net                                                                  2,537                  3,457
                                                                           ------------           ------------
     Total                                                                      115,291                135,618

Loss before income taxes and discontinued operations                             (4,609)                (1,781)

Income tax provision (benefit)                                                   (1,844)                  (730)
                                                                           ------------           ------------

Loss from continuing operations                                                  (2,765)                (1,051)

Discontinued operations:
   Loss from discontinued operations (net of tax benefit
     of $127 for three months ended March 31, 1995)                                   -                   (183)
   Gain on disposal of discontinued operations
     (Net of applicable income taxes of $2,074)                                   3,110                      -
                                                                           ------------           ------------

Net income (loss)                                                          $        345           $     (1,234)
                                                                           ============           ============

Income (loss) per common share:

     Loss from continuing operations                                       $       (.20)          $       (.08)
     Income (loss) from discontinued operations                                     .23                   (.01)
                                                                           ------------           ------------
          Net income (loss)                                                $        .03           $       (.09)
                                                                           ============           ============

Cash dividends per common share                                            $        .19           $        .19
                                                                           ============           ============

Weighted average number of common shares outstanding                         13,363,779             13,362,729
                                                                           ============           ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              POPE & TALBOT, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (Dollars in Thousands)

                                                                                      Three months ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                  1996                  1995
                                                                                  ----                  ----
Cash flow from operating activities:
   Net income (loss)                                                           $    345               $ (1,234)
   Adjustments to reconcile net income (loss) to net
     cash used for operating activities:
       Depreciation and amortization                                              8,055                 10,639
       Gain on disposal of discontinued operations                               (5,184)                     -
       Increase (decrease) in:
           Accounts payable and accrued liabilities                             (13,283)                   (59)
           Income taxes                                                          (3,788)                (6,283)
           Reforestation                                                          1,049                  1,161
           Postretirement benefits                                                  174                    236
       Decrease (increase) in:
           Accounts receivable                                                    4,366                 (7,254)
           Inventories                                                           (3,900)                (2,362)
           Deposits on timber purchase contracts                                   (983)                (1,902)
           Prepaid expenses                                                        (626)                   415
           Deferred charges and other                                               348                 (1,175)
                                                                               --------               --------
                  Net cash used for operating activities                        (13,427)                (7,818)

Cash flow from investing activities:
   Proceeds from disposal of discontinued operations                             50,500                      -
   Proceeds from sale of Paragon Trade Brands, Inc. common stock                  4,819                      -
   Capital expenditures                                                            (677)               (10,265)
   Proceeds from sale of other properties                                         1,527                    241
                                                                               --------               --------
                  Net cash provided by (used for) investing activities           56,169                (10,024)

Cash flow from financing activities:
   Net increase (decrease) in short-term borrowings                             (40,500)                16,500
   Net reduction of long-term debt                                              (10,112)                  (105)
   Decrease in restricted bond funds                                                  -                  2,221
   Cash dividends                                                                (2,539)                (2,539)
                                                                               --------               --------

                  Net cash provided by (used for)
                    financing activities                                        (53,151)                16,077
                                                                               --------               --------

                  Decrease in cash and cash equivalents                         (10,409)                (1,765)

                  Cash and cash equivalents at
                    beginning of period                                          13,826                  6,847
                                                                               --------               --------

                  Cash and cash equivalents at
                    end of period                                              $  3,417               $  5,082
                                                                               ========               ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               POPE & TALBOT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995
                                   (Unaudited)

1.   General

         The consolidated condensed interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company as of March 31, 1996 and December 31, 1995, and the results of operations and changes in cash flows for the three months ended March 31, 1996 and 1995. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's 1995 report on Form 10-K. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

4.   Discontinued Operations

         On December 11, 1995, the Company entered into a definitive agreement to sell its disposable diaper business (the "business") to Paragon Trade Brands, Inc. (Paragon). On February 8, 1996, the sale was completed. The Company sold substantially all the operating assets of the business, primarily properties and inventories, to Paragon for $50.5 million in cash and shares of unregistered Paragon common stock having a value at the time the transaction was closed of approximately $13.0 million. In the first quarter, pursuant to a stockholders' agreement between the Company and Paragon, Paragon exercised an option to repurchase 227,719 shares from the Company resulting in proceeds to the Company of $4.8 million. The Company's remaining investment in Paragon common stock is valued at $8.2 million and is included in the Consolidated Condensed Balance Sheets at March 31, 1996 as prepaid and other. The pre-tax gain on disposition of the business of $5.2 million has been accounted for as discontinued operations and includes closing costs associated with the transaction and a provision of $0.4 million for operating losses during the phase-out period. The prior year consolidated statement of income has been restated to reflect the discontinuation of the diaper business.

                               POPE & TALBOT, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             MARCH 31, 1996 AND 1995
                                   (unaudited)

RESULTS OF OPERATIONS

First quarter 1996 net income of $345,000, or $.03 per share, included a loss from continuing operations of $2,765,000, or $.20 per share, and a gain on the disposal of the Company's discontinued disposable diaper business of $3,110,000, or $.23 per share. The results for 1996 compare to a first quarter 1995 net loss of $1,234,000, or $.09 per share, which included a loss from continuing operations of $1,051,000, or $.08 per share, and a loss from discontinued operations of $183,000, or $.01 per share. Revenues of $110,682,000 in the first quarter 1996 were 17 percent below those in the 1995 first quarter reflecting lower lumber and pulp revenues.

Wood products segment earnings of $3.0 million in the first quarter of 1996 compared to income of $2.9 million and $1.1 million in the first and fourth quarters of 1995, respectively. This segment comprised 49 percent of 1996 first quarter sales. Included in the 1996 first quarter results was a $2.1 million gain related to the sale of sawmill equipment at Port Gamble. The Port Gamble facility was permanently shut down in the fourth quarter of 1995 due to the increasing difficulty in obtaining an adequate supply of acceptably priced logs. Overall lumber prices were about 6 percent lower in the first quarter of 1996 than for the corresponding period of 1995. First quarter 1996 prices were only marginally better than the fourth quarter of 1995 as difficult winter weather across the U.S. limited the upward price movement. Lumber prices were better late in the 1996 first quarter and have continued to improve early in the second quarter. Although lumber prices have increased, the markets for the sawmill residual wood chips in the Pacific Northwest and British Columbia have fallen dramatically since the fourth quarter of 1995, reflecting weakened pulp markets. The residual chip market moved up steadily during 1995 to peak levels in the third and early fourth quarters, however, with the falling pulp markets, chip prices haven fallen sharply since the peaks. First quarter 1996 chip prices were about 15 percent below first quarter 1995 levels, but were more than 30 percent below average fourth quarter 1995 levels. March 1996 prices were less than half the levels obtained in the peak of the 1995 chip markets. The Company uses residual chips in its pulp business which mitigates somewhat the impact of these falling chip prices on the lumber business. However, the Company produces more residual chips in its lumber business than it consumes in the pulp business, so on balance, declining chip prices have a detrimental impact on the Company's operating results.

Lumber sales volume of 130 million board feet in the first quarter of 1996 approximated the 1996 sawmill capacity and compared to shipments of 162 million board feet in the first quarter of 1995. The year-to-year volume reduction related mainly to the Port Gamble sawmill closure. During the first quarter of 1996, U.S. and Canadian trade negotiators reached an agreement in principle establishing quotas on Canadian softwood lumber shipments to the U.S. The 5-year agreement takes effect April 1, 1996. Although the final terms of the agreement are not yet settled, based on preliminary terms, the Company believes this agreement will not have a significant effect on the results of its Canadian sawmill operations. Approximately 73 percent of the Company's 1996 lumber capacity is located in British Columbia, Canada.

The pulp and paper segment, which represented 51 percent of first quarter 1996 revenues, incurred a loss of $2.9 million in the first quarter of 1996 compared to income of $1.2 million and $0.1 million in the first and fourth quarters of 1995, respectively. A rapidly declining pulp market caused significant pulp losses which more than offset a small profit recognized in the Company's tissue business. Segment revenues of $56.6 million were down 13 percent from the first quarter of 1995 due mainly to lower pulp pricing.

In the Company's pulp business, which comprised approximately 22 percent of first quarter 1996 revenues, consistent with the overall pulp industry first quarter pulp pricing continued a rapid decline which began in the fourth quarter of 1995. The recent price declines follow a period of continuously improving prices which began in 1994. 1994 prices for the Company's pulp were 25 percent higher than 1993 and 1995 prices averaged 70 percent higher than those in 1994. The Company's first quarter 1996 prices were 13 percent below the corresponding 1995 period and were 26 percent lower than the 1995 fourth quarter prices. March 1996 pulp prices were nearly 40 percent below the peak prices obtained by the Company during the fourth quarter of 1995. Market pulp prices remain weak early in the second quarter of 1996. Although the Company's pulp prices have decreased significantly, the reductions have not been as large as the declines in market pulp prices due to the Company's pulp supply agreement with Grays Harbor Paper Company. Sales of pulp to Grays Harbor represented about half of the Company's first quarter 1996 pulp sales. The Company's agreement with Grays Harbor adjusts pulp prices based on copy and business printing paper prices which have declined at a slower rate than market pulp prices. Additionally, modest price increases have been announced in the copy and business printing paper market which could have a positive impact on the Company's pulp prices. As discussed for the Company's Wood Products segment, residual wood chip prices declined dramatically in the first quarter of 1996. These chip price reductions have helped somewhat to offset the impact of the falling pulp sales prices. Approximately 45 percent of the Company's first quarter 1996 pulp sales were produced from softwood chips, while 45 percent was produced from sawdust and 10 percent from hardwood chips. During the first quarter of 1996, the Halsey mill operated at approximately 80 percent of capacity compared to capacity production in the 1995 first quarter. The below-capacity 1996 production related mainly to a market induced 2-week shutdown taken at the end of the first quarter combined with a 3-day flood-caused shutdown in February.

The Company's tissue business, which represented about 29 percent of 1996 first quarter revenues, generated a small profit in the first quarter of 1996 compared to a significant loss in the corresponding 1995 period. This improved profitability reflected higher tissue prices combined with significantly lower wastepaper costs. Tissue pricing began to stabilize during 1994 after several years of decline and, during 1995, the Company benefited from continuously improving prices throughout the year. First quarter 1996 tissue prices were essentially flat relative to the fourth quarter of 1995, but were 29 percent higher than first quarter 1995 prices. Early in the second quarter of 1996, Procter & Gamble and Kimberly-Clark announced 6 to 8 percent average tissue price reductions and, as a result, the Company may need to reduce its tissue prices during 1996. During 1995, wastepaper pricing was pushed to record levels by a combination of strong pulp markets and shortages of certain wastepaper grades caused by the start-up of new recycled fiber mills in the United States. As a result of these pressures, wastepaper prices during 1995 doubled over 1994 pricing although by year-end 1995 wastepaper prices began to decline, consistent with market pulp prices. This late 1995 decline accelerated into the first quarter of 1996. First quarter 1996 wastepaper costs were 43 percent below those in the first quarter 1995 and were 35 percent lower than fourth quarter 1995 prices. During the first quarter 1996, the tissue business operated at approximately 75 percent of capacity compared to full capacity operations during the 1995 period. This below-capacity first quarter 1996 production reflected the below-capacity operations of the Company's Ransom, Pennsylvania tissue mill which represents 50 percent of the Company's tissue capacity. Late in the fourth quarter of 1995 the Company settled a seven-month labor strike at the Ransom facility. During the time since the strike settlement, the Company has been rebuilding business that was lost as a result of the strike. By the end of the first quarter, Ransom was operating at about 75 percent of capacity.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1996, operations used cash of $13.4 million. Income before non-cash charges for depreciation and amortization generated $8.4 million of cash. Reductions of accounts payable and accrued liabilities used cash of $13.3 million. These reductions related mainly to payment of discontinued diaper business liabilities combined with reductions due to payment timing on other payables and accruals. Payment of the 1995 Canadian tax liability used $3.8 million cash. Increased inventories related mainly to the seasonal buildup of Canadian log inventories used $3.9 million cash. Collections of accounts receivables related primarily to the discontinued diaper operations more than offset a $3.5 million receivable from the sale of the Port Gamble sawmill equipment to generate cash of $4.4 million.

On December 11, 1995, the Company entered into a definitive agreement to sell its disposable diaper business to Paragon Trade Brands, Inc. (Paragon). The sale of the diaper business was completed on February 8, 1996. During the first quarter of 1996, the Company received cash related to the sale of $55.3 million and Paragon common stock valued at $8.2 million. The Company used the cash received mainly to pay short- and long-term debt obligations. The Company's investment in Paragon common stock is reflected in the prepaid and other line of the Consolidated Condensed Balance Sheets.

The Company is presently limiting capital spending, mainly to those projects required to sustain existing operations. Capital spending for the first quarter of 1996 was unusually low at $0.7 million and was used for various small, business-sustaining projects. The Company anticipates that approximately $2 million will be required to complete previously approved projects. It is anticipated that the capital spending for the remainder of the year will be financed from internally generated cash and, if necessary, from the Company's line of credit.

The Company returned $2.5 million to shareholders in the form of dividends in the first quarter of 1996. Concurrent with the diaper business sale in February 1996, the Company's amount available under its long-term revolving credit agreement was reduced from $100 million to $75 million. At March 31, 1996, $22.5 million was outstanding under this revolving credit agreement.

PART II.

       ITEM 4.  Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Shareholders was held on April 30, 1996. The following members were elected to the Company's Board of Directors to hold office for three-year terms expiring in 1999.


                 Nominee                           In Favor               Withheld
                 -------                           --------               --------
                 Warren E. McCain                8,964,357 (91.5%)        833,961 (8.5%)

                 Robert Stevens Miller, Jr.      8,967,047 (91.5%)        831,271 (8.5%)

                 Hugo G. L. Powell               8,959,734 (91.4%)        838,584 (8.6%)



           Additionally, the following directors were elected in previous years to three-year terms on the Company's Board of Directors and will continue their terms of office: Gordon P. Andrews, Hamilton W. Budge, Charles Crocker, Michael Flannery, Peter T. Pope, and Brooks Walker, Jr.

           Shareholders approved the 1996 Non-Employee Director Stock Option Plan to permit annual stock option grants to non-employee Board members from the existing authorized share reserve under the Company's Stock Option and Appreciation Plan. The results of the voting was as follows:

                In Favor                                 Opposed                        Abstained
                --------                                 -------                        ---------
                 7,480,689 (88.1%)                          940,265 (11.1%)               70,980 (0.8%)



           The results of the voting on the ratification of selection of Arthur Andersen LLP as independent public accountants was as follows:

                In Favor                                 Opposed                        Abstained
                --------                                 -------                        ---------
                 9,697,353 (99.0%)                           44,387 (0.4%)                55,048 (0.6%)


           Shareholders did not approve a proposal recommending that the Company adopt a policy of confidential shareholder voting.(1) The results of voting was as follows:

                In Favor                                 Opposed                        Abstained
                --------                                 -------                        ---------
                    42,277 (0.4%)                         9,750,243 (99.5%)                5,795 (0.1%)


        (1)Proposal submitted by United Food and Commercial Workers
           Local 99.

       ITEM 6.  Exhibits and Reports on Form 8-K

           Exhibits
           --------
              2.1 Asset Purchase Agreement by and among Paragon Trade Brands, Inc., PTB Acquisition Sub, Inc., Pope & Talbot, Inc. and Pope & Talbot, Wis., Inc. dated December 11, 1995. (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 8, 1996.)

              3.1 Certificate of Incorporation, as amended. (Incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

              3.2 Bylaws. (Incorporated herein by refecence to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 1992.)

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

              4.7 Extension/Modification Agreement dated as of June 30, 1995, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Bank of America Illinois, fka Continental Bank; and Wachovia Bank of Georgia, National Association. (Incorporated herein by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

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

              10.1.7 1996 Non-Employee Director Stock Option Plan.

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

           Reports on Form 8-K
           -------------------

           A Current Report on Form 8-K was filed on February 8, 1996 reporting the completion of the sale of the Company's disposable diaper business to Paragon Trade Brands, Inc.

                               POPE & TALBOT, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     POPE & TALBOT, INC.
                                                     -------------------
                                                       Registrant

Date:  May 15, 1996                                  \s\  C. Lamadrid
                                                     ------------------------
                                                     C. Lamadrid
                                                     Senior Vice President and
                                                     Chief Financial Officer