Form 10-Q
period 1996-06-30
POPE & TALBOT INC /DE/
filed 1996-08-12
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

\X\ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

\ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from          to
                                                       -------     ------


                           Commission File No. 1-7852


                               POPE & TALBOT, INC.


       Delaware                                           94-0777139
(State or other jurisdiction of            I.R.S. Employer Identification Number
incorporation or organization)

1500 S.W. 1st Ave., Portland, Oregon                             97201
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:            (503) 228-9161



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

       Common stock, $1 par value - 13,363,779 shares as of August 2, 1996

PART I.         FINANCIAL INFORMATION

                                                                                                Page No.
                                                                                                --------
         ITEM 1.      Financial Statements:

              Consolidated Condensed Balance Sheets -
                June 30, 1996 and December 31, 1995                                                  2

              Consolidated Statements of Income -
                Three and Six Months Ended June 30, 1996 and 1995                                    3

              Consolidated Condensed Statements of Cash Flows -
                Three and Six Months Ended June 30, 1996 and 1995                                    4

              Notes to Consolidated Condensed Financial Statements                                   5


         ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                6-9


PART II.  OTHER INFORMATION

         ITEM 6.      Exhibits and Reports on Form 8-K                                           10-12

PART I.
                               POPE & TALBOT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                            June 30,          December 31,
                                                                              1996                 1995
                                                                            --------          ------------
         ASSETS
Current assets:
     Cash and cash equivalents                                           $   8,108             $  13,826
     Marketable securities                                                   8,231                     -
     Accounts receivable                                                    38,171                52,931
     Inventories:
         Raw materials                                                      30,998                40,458
         Finished goods                                                     27,024                28,252
                                                                         ---------             ---------
                                                                            58,022                68,710
     Prepaid expenses and other                                             16,582                15,616
     Discontinued operations assets held for sale                                -                56,169
                                                                         ---------             ---------
              Total current assets                                         129,114               207,252

Properties:
     Plant and equipment                                                   454,492               447,577
     Accumulated depreciation                                             (252,811)             (232,199)
                                                                         ---------             ---------
                                                                           201,681               215,378
     Land and timber cutting rights                                         10,316                10,382
                                                                         ---------             ---------
              Total properties                                             211,997               225,760

Other assets:
     Deferred charges                                                       16,383                18,655
     Deferred income tax assets, net                                        17,339                16,531
     Goodwill, net of amortization                                           3,946                 4,029
                                                                         ---------             ---------
              Total other assets                                            37,668                39,215
                                                                         ---------             ---------
                                                                         $ 378,779             $ 472,227
                                                                         =========             =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                       $   4,000             $  43,000
     Current portion of long-term debt                                         457                   457
     Accounts payable and accrued liabilities                               49,640                66,007
     Income taxes                                                              105                 4,031
                                                                         ---------             ---------
              Total current liabilities                                     54,202               113,495

Noncurrent liabilities:
     Reforestation                                                          17,331                16,617
     Postretirement benefits                                                13,182                13,909
     Long-term debt, net of current portion                                108,289               138,514
                                                                         ---------             ---------
              Total noncurrent liabilities                                 138,802               169,040

Stockholders' equity:
     Common stock                                                           13,972                13,972
     Additional paid-in capital                                             35,976                35,976
     Retained earnings                                                     152,739               156,810
     Cumulative translation adjustments                                     (5,801)               (5,955)
     Less treasury shares at cost                                          (11,111)              (11,111)
                                                                         ---------             ---------
              Total stockholders' equity                                   185,775               189,692
                                                                         ---------             ---------
                                                                         $ 378,779             $ 472,227
                                                                         =========             =========


The accompanying notes are an integral part of these consolidated condensed balance sheets.

                               POPE & TALBOT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                             Three months ended             Six months ended
                                                                  June 30,                      June 30,
                                                                 ----------                    ---------
                                                           1996            1995           1996            1995
                                                           ----            ----           ----            ----
Revenues:
   Wood products                                       $    56,552     $    62,343    $   110,599    $   131,430
   Pulp and paper products                                  54,015          62,148        110,650        126,898
                                                       -----------     -----------    -----------    -----------
     Total                                                 110,567         124,491        221,249        258,328

Costs and expenses:
   Cost of sales:
     Wood products                                          51,724          63,666        101,628        128,408
     Pulp and paper products                                51,880          62,933        109,912        124,882
   Selling, general and administrative                       3,926           5,047          8,744         10,517
   Interest, net                                             1,932           3,671          4,469          7,128
                                                       -----------     -----------    -----------    -----------
     Total                                                 109,462         135,317        224,753        270,935

Income (loss) before income taxes and
  discontinued operations                                    1,105         (10,826)        (3,504)       (12,607)

Income tax provision (benefit)                                 443          (4,511)        (1,401)        (5,241)
                                                       -----------     -----------    -----------    -----------

Income (loss) from continuing operations                       662          (6,315)        (2,103)        (7,366)

Discontinued operations:
   Loss from discontinued operations (net of
     tax benefit of $1,498 and $1,625 for three and
     six months ended June 30, 1995, respectively)               -          (2,696)             -         (2,879)
   Gain on disposal of discontinued operations
     (net of applicable income taxes of $2,074)                  -               -          3,110              -
                                                       -----------     -----------    -----------    -----------

Net income (loss)                                      $       662     $    (9,011)   $     1,007    $   (10,245)
                                                       ===========     ===========    ===========    ===========

Income (loss) per common share:
     Income (loss) from continuing operations          $       .05     $     (.48)    $      (.15)   $      (.56)
     Income (loss) from discontinued operations                  -           (.20)            .23           (.21)
                                                       -----------     ----------     -----------    -----------
       Net income (loss)                               $       .05     $     (.68)    $       .08    $      (.77)
                                                       ===========     ==========     ===========    ===========

Cash dividends per common share                        $       .19     $      .19     $       .38    $       .38
                                                       ===========     ==========     ===========    ===========

Weighted average number of
   common shares outstanding                            13,363,779      13,363,779     13,363,779     13,363,257
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

                               POPE & TALBOT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                        Three months ended             Six months ended
                                                                            June 30,                        June 30,
                                                                           ----------                      ---------
                                                                       1996         1995             1996            1995
                                                                       ----         ----             ----            ----
Cash flow from operating activities:
   Net income (loss)                                              $    662        $ (9,011)       $  1,007        $(10,245)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                 7,935          10,873          15,990          21,512
       Gain on disposal of discontinued operations                      --              --          (5,184)             --
       Increase (decrease) in:
           Accounts payable and accrued liabilities                 (5,495)        (18,285)        (18,778)        (18,344)
           Income taxes                                               (138)            423          (3,926)         (5,860)
           Reforestation                                              (345)           (571)            704             590
           Postretirement benefits                                     174             199             348             435
           Deferred income taxes, net                                 (807)         (7,365)           (807)         (7,365)
       Decrease (increase) in:
           Accounts receivable                                      10,244           8,741          14,610           1,487
           Inventories                                              14,834          29,297          10,934          26,935
           Deposits on timber purchase contracts                      (125)           (498)         (1,108)         (2,400)
           Prepaid expenses                                           (944)         (2,358)         (1,570)         (1,943)
           Deferred charges and other                                  341          (2,462)            689          (3,637)
                                                                  --------        --------        --------        --------
                  Net cash provided by operating activities         26,336           8,983          12,909           1,165

Cash flow from investing activities:
   Capital expenditures                                             (1,180)         (8,277)         (1,857)        (18,542)
   Proceeds from disposal of discontinued operations                    --              --          50,500              --
   Proceeds from sale of Paragon Trade Brands, Inc.
     common stock                                                       --              --           4,819              --
   Proceeds from sale of other properties                              687              60           2,214             301
                                                                  --------        --------        --------        --------
                  Net cash provided by (used for)
                    investing activities                              (493)         (8,217)         55,676         (18,241)

Cash flow from financing activities:
   Net increase (decrease) in short-term borrowings                  1,500         (10,300)        (39,000)          6,200
   Net reduction of long-term debt                                 (20,113)           (106)        (30,225)           (211)
   Cash dividends                                                   (2,539)         (2,539)         (5,078)         (5,078)
   Decrease in restricted bond funds                                    --           7,399              --           9,620
   Net proceeds from issuance of treasury stock                         --              15              --              15
                                                                  --------        --------        --------        --------
                  Net cash provided by (used for)
                    financing activities                           (21,152)         (5,531)        (74,303)         10,546
                                                                  --------        --------        --------        --------

                  Increase (decrease) in cash and
                    cash equivalents                                 4,691          (4,765)         (5,718)         (6,530)

                  Cash and cash equivalents at
                    beginning of period                              3,417           5,082          13,826           6,847
                                                                  --------        --------        --------        --------

                  Cash and cash equivalents at
                    end of period                                 $  8,108        $    317        $  8,108        $    317
                                                                  ========        ========        ========        ========



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                               POPE & TALBOT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995
                                   (Unaudited)

1. General

         The consolidated condensed interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company as of June 30, 1996 and December 31, 1995, and the results of operations and changes in cash flows for the three and six months ended June 30, 1996 and 1995. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's 1995 report on Form 10-K. The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

4.   Discontinued Operations

         On December 11, 1995, the Company entered into a definitive agreement to sell its disposable diaper business (the "business") to Paragon Trade Brands, Inc. (Paragon). On February 8, 1996, the sale was completed. The Company sold substantially all the operating assets of the business, primarily properties and inventories, to Paragon for $50.5 million in cash and shares of unregistered Paragon common stock having a value at the time the transaction was closed of approximately $13.0 million. In the first quarter, pursuant to a stockholders' agreement between the Company and Paragon, Paragon exercised an option to repurchase 227,719 shares from the Company resulting in proceeds to the Company of $4.8 million. The Company's remaining investment in Paragon common stock is valued at $8.2 million and is included in the Consolidated Condensed Balance Sheets at June 30, 1996 as marketable securities. The pre-tax gain on disposition of the business of $5.2 million has been accounted for as discontinued operations and includes closing costs associated with the transaction and a provision of $0.4 million for operating losses during the phase-out period. The prior year Consolidated Statement of Income has been restated to reflect the discontinuation of the diaper business.

                               POPE & TALBOT, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             JUNE 30, 1996 AND 1995
                                   (unaudited)




RESULTS OF OPERATIONS

Operating profits in both the wood products and pulp and paper products segments resulted in second quarter 1996 income of $662,000, or $.05 per share, for Pope & Talbot, Inc. (the "Company"). The 1996 second quarter income compared to losses from continuing operations in the first quarter of 1996 and the 1995 second quarter of $2,765,000, or $.20 per share, and $6,315,000, or $.48 per share, respectively. In addition to the losses from continuing operations, the first quarter of 1996 had a gain on the sale of the Company's discontinued diaper business of $3,110,000, or $.23 per share, and the second quarter of 1995 had a loss from discontinued diaper operations of $2,696,000, or $.20 per share. Second quarter 1996 revenues of $110,567,000 were unchanged relative to the 1996 first quarter, but were 11 percent below the second quarter of 1995 as lower pulp and wood chip revenues more than offset higher tissue sales.

Wood products segment second quarter 1996 earnings of $3.9 million compared to income of $3.0 million in first quarter of 1996 and a loss of $2.5 million in the second quarter of 1995. This segment comprised 51 percent of 1996 second quarter sales. Included in the 1996 first quarter results was a $2.1 million gain related to the sale of sawmill equipment at Port Gamble. The Port Gamble facility was permanently shut down in the fourth quarter of 1995 due to the increasing difficulty in obtaining an adequate supply of acceptably priced logs. Adverse winter weather conditions across the U.S. limited upward movement of lumber prices for much of the first quarter of 1996. At the end of the 1996 first quarter, lumber prices began to improve and this price improvement continued in the second quarter. Overall lumber prices in the second quarter of 1996 were 14 percent better than during the 1996 first quarter and were 19 percent higher than in the second quarter of 1995. Although lumber prices have increased in 1996, wood products segment earnings have been restrained as the market for residual wood chips in the Pacific Northwest and British Columbia has fallen dramatically since the fourth quarter of 1995, reflecting weakened pulp markets. The residual chip market moved up steadily during 1995 to peak levels in the third and early fourth quarters, however, with the falling pulp markets, chip prices haven fallen sharply since the peaks. Second quarter 1996 chip prices were about 30 percent less than first quarter averages and were less than half those obtained in the peak of the 1995 chip market. The residual chip market in the Pacific Northwest and British Columbia seems to have bottomed in the middle of the second quarter of 1996. The Company uses residual chips in its pulp business which mitigates somewhat the impact of these falling chip prices. However, the Company produces more residual chips in its lumber business than it consumes in the pulp business, so on balance, declining chip prices have a detrimental impact on the Company's operating results.

Lumber sales volume of 139 million board feet in the second quarter of 1996 compared to shipments of 162 million board feet in the second quarter of 1995. The year-to-year volume reduction related mainly to the Port Gamble sawmill closure. The Company's sawmills operated at capacity in the second quarter of 1996. During the first quarter of 1996, U.S. and Canadian trade negotiators reached an agreement establishing quotas on Canadian softwood lumber which can be shipped to the U.S. on a duty-free basis. The 5-year agreement took effect April 1, 1996. Although numerous details have yet to be finalized, including the allocation of quota volume within Canada to the various producers, the Company believes this agreement will not have a significant effect on the results of its Canadian sawmill operations. Approximately 73 percent of the Company's 1996 lumber capacity is located in British Columbia, Canada.

The pulp and paper segment generated income of $0.8 million in the second quarter of 1996 compared to losses of $2.9 million and $2.6 million in the first quarter of 1996 and second quarter of 1995, respectively. In the second quarter of 1996, continued improvements in tissue offset pulp losses caused by a weak pulp market. Segment revenues of $54.0 million, or 49 percent of Company sales, were down 13 percent from the second quarter of 1995. This year-to-year revenue reduction was due mainly to lower pulp pricing and lower brokered wood chip sales which more than offset stronger tissue volume and prices.

In the Company's pulp business, which comprised 19 percent of second quarter 1996 revenues, second quarter pulp pricing stabilized at the low, end of first quarter levels following the rapid declines which began in the fourth quarter of 1995. The late 1995, early 1996 price declines followed a period of continuously improving prices which began in 1994. Prices for the Company's pulp in 1994 were 25 percent higher than 1993 and 1995 prices averaged 70 percent higher than those in 1994. The Company's second quarter 1996 prices were 42 percent below the corresponding 1995 period and were 24 percent lower than the 1996 first quarter prices. Although average prices for the Company's pulp have decreased significantly, the reductions have not been as large as the declines solely in market pulp due to the Company's pulp supply agreement with Grays Harbor Paper Company. Sales of pulp to Grays Harbor represented about 55 percent of the Company's year-to-date 1996 pulp sales. The Company's agreement with Grays Harbor adjusts pulp prices based on copy and business printing paper prices which have declined at a slower rate than market pulp. As discussed for the Company's Wood Products segment, residual softwood chip prices declined dramatically into the second quarter of 1996 while sawdust and hardwood chip prices have been relatively stable. The softwood chip price reductions have helped somewhat to offset the impact of the falling pulp sales prices. Approximately 43 percent of the Company's second quarter 1996 pulp sales were produced from softwood chips, while 48 percent was produced from sawdust and 9 percent from hardwood chips. During the second quarter of 1996, the Halsey mill operated at near capacity levels compared to 80 percent of capacity in the first quarter of 1996 and full capacity production in the 1995 second quarter. The below-capacity first quarter 1996 production related mainly to a market induced 2-week shutdown taken at the end of the first quarter combined with a 3-day flood-related shutdown in February.

The Company's tissue business, which represented 30 percent of 1996 second quarter revenues, improved operating performance in the second quarter of 1996 and was profitable for the second consecutive quarter compared to significant losses incurred in the corresponding 1995 period. This improved profitability reflected higher tissue prices combined with significantly lower wastepaper costs. Additionally, the second quarter of 1995 reflected costs associated with the Ransom labor strike related mill shutdown. Tissue pricing began to stabilize during 1994 after several years of decline and, during 1995, the Company benefited from continuously improving prices throughout the year. First quarter 1996 tissue prices were essentially flat relative to the fourth quarter of 1995. Second quarter 1996 prices fell 2 percent from first quarter levels, but were 20 percent higher than second quarter 1995 prices. The second quarter 1996 price drop relative to the 1996 first quarter reflected the Company's response to the second quarter 6 to 8 percent tissue price reductions implemented by Procter & Gamble and Kimberly-Clark. The Company's price decreases were not implemented until late in the 1996 second quarter. During 1995, wastepaper pricing was pushed to record levels by a combination of strong pulp markets and shortages of certain wastepaper grades caused by the start-up of new recycled fiber mills in the United States. As a result of these pressures, wastepaper prices during 1995 doubled over 1994 pricing although by year-end 1995 wastepaper prices began to decline, consistent with market pulp prices. This late 1995 decline accelerated through the first quarter into the early second quarter of 1996 when prices leveled. Second quarter 1996 wastepaper costs were 60 percent below those in the second quarter of 1995 and were 22 percent lower than first quarter 1996 costs. During the second quarter of 1996, the Company's tissue business operated at approximately 95 percent of capacity. This slightly below-capacity second quarter 1996 production reflected below-capacity operations of the Company's Ransom, Pennsylvania tissue mill which represents 50 percent of the Company's tissue capacity. Late in the fourth quarter of 1995 the Company settled a seven-month labor strike at the Ransom facility. During the time since the strike settlement, the Company has been rebuilding business that was lost as a result of the strike. By the end of the second quarter, Ransom was operating at near full capacity levels.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1996, operations generated cash of $12.9 million and, for the second quarter, generated cash of $26.3 million. Income before non-cash charges for depreciation and amortization generated $17.0 million of cash during the first six months of 1996. Reductions of accounts payable and accrued liabilities used cash of $18.8 million. These reductions related mainly to payment of discontinued diaper business liabilities combined with reductions due to payment timing on other payables and accruals. Payment of income tax obligations, primarily the 1995 Canadian tax liability, used $3.9 million cash. Seasonal reductions in log inventories generated cash of $10.9 million. Collections of accounts receivables related primarily to the discontinued diaper operations generated cash of $14.6 million in the first six months of 1996. Cash generated by operations was also used to pay down debt.

On December 11, 1995, the Company entered into a definitive agreement to sell its disposable diaper business to Paragon Trade Brands, Inc. (Paragon). The sale of the diaper business was completed on February 8, 1996. During the first quarter of 1996, the Company received cash related to the sale of $55.3 million and Paragon common stock valued at $8.2 million. The Company used the cash received mainly to pay short- and long-term debt obligations. The Company's investment in Paragon common stock is reflected as marketable securities in the Consolidated Balance Sheets.

The Company is presently limiting capital spending, mainly to those projects required to sustain existing operations. Capital spending for the first half of 1996 was unusually low at $1.9 million and was used for various small, business-sustaining projects. The Company anticipates that approximately $3 million will be required to complete previously approved projects during the remainder of 1996. It is anticipated that the capital spending for the remainder of the year will be financed from internally generated cash and, if necessary, from the Company's line of credit.

Through the first six months of 1996, the Company returned $5.1 million to shareholders in the form of dividends. The Company has paid down $69.2 million of debt during the first half of 1996. Concurrent with the diaper business sale in February 1996, the Company's amount available under its long-term revolving credit agreement was reduced from $100 million to $75 million. At June 30, 1996, $4.0 million was outstanding under this revolving credit agreement.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements in this report or in other Company communications, such as press releases, may relate to future events or the Company's future performance and such statements are forward-looking statements. Such forward-looking statements are based on present information the Company has related to its existing business circumstances. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may differ materially from such forward-looking statements. Factors that may result in such variances include, but are not limited to, changes in commodity prices and other economic conditions, actions by competitors, changing weather conditions and natural phenomena, actions by government authorities, uncertainties associated with legal proceedings and future decisions by management in response to changing conditions. Such factors are discussed in this report on Form 10-Q as well as in the Company's Annual Report on Form 10-K.

PART II.

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

             10.1.7 1996 Non-Employee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

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

           Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended June 30, 1996.

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



                                               POPE & TALBOT, INC.
                                               -------------------
                                                    Registrant





Date:  August 12, 1996                          \s\ C. Lamadrid
                                               ----------------
                                            By:  C. Lamadrid
                                                 Senior Vice President and
                                                 Chief Financial Officer