Form 10-Q
period 1996-09-30
POPE & TALBOT INC /DE/
filed 1996-11-13
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                  Yes  X     No
                                      ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

      Common stock, $1 par value - 13,363,779 shares as of November 5, 1996

PART I.   FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------
   ITEM 1.      Financial Statements:

        Consolidated Condensed Balance Sheets -
          September 30, 1996 and December 31, 1995                          2

        Consolidated Statements of Income -
          Three and Nine Months Ended September 30, 1996 and 1995           3

        Consolidated Condensed Statements of Cash Flows -
          Three and Nine Months Ended September 30, 1996 and 1995           4

        Notes to Consolidated Condensed Financial Statements                5


   ITEM 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations             6-9


PART II.  OTHER INFORMATION

   ITEM 6.      Exhibits and Reports on Form 8-K                         10-12

PART I.
                               POPE & TALBOT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                         September 30,        December 31,
                                                              1996                1995
                                                         ------------         ------------
         ASSETS
Current assets:
     Cash and cash equivalents                             $  36,419           $  13,826
     Marketable securities                                     8,231                   -
     Accounts receivable                                      42,920              52,931
     Inventories:
         Raw materials                                        41,867              40,458
         Finished goods                                       26,993              28,252
                                                           ---------           ---------
                                                              68,860              68,710
     Prepaid expenses and other                               15,141              15,616
     Discontinued operations assets held for sale                  -              56,169
                                                           ---------           ---------
              Total current assets                           171,571             207,252

Properties:
     Plant and equipment                                     456,248             447,577
     Accumulated depreciation                               (260,127)           (232,199)
                                                           ---------           ---------
                                                             196,121             215,378
     Land and timber cutting rights                           10,315              10,382
                                                           ---------           ---------
              Total properties                               206,436             225,760

Other assets:
     Deferred income tax assets, net                          18,236              16,531
     Goodwill, net of amortization                             3,905               4,029
     Other                                                    18,019              18,655
                                                           ---------           ---------
              Total other assets                              40,160              39,215
                                                           ---------           ---------
                                                           $ 418,167           $ 472,227
                                                           =========           =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                         $  37,000           $  43,000
     Current portion of long-term debt                           457                 457
     Accounts payable and accrued liabilities                 57,222              66,007
     Income taxes                                                431               4,031
                                                           ---------           ---------
              Total current liabilities                       95,110             113,495

Noncurrent liabilities:
     Reforestation                                            17,022              16,617
     Postretirement benefits                                  13,408              13,909
     Long-term debt, net of current portion                  108,174             138,514
                                                           ---------           ---------
              Total noncurrent liabilities                   138,604             169,040

Stockholders' equity:
     Common stock                                             13,972              13,972
     Additional paid-in capital                               35,976              35,976
     Retained earnings                                       151,337             156,810
     Cumulative translation adjustments                       (5,721)             (5,955)
     Less treasury shares at cost                            (11,111)            (11,111)
                                                           ---------           ---------
              Total stockholders' equity                     184,453             189,692
                                                           ---------           ---------
                                                           $ 418,167           $ 472,227
                                                           =========           =========

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                               POPE & TALBOT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)



                                                             Three months ended             Nine months ended
                                                                September 30,                 September 30,
                                                       ---------------------------    --------------------------
                                                           1996            1995           1996            1995
                                                           ----            ----           ----            ----
Revenues:
   Wood products                                       $    58,939     $    67,237    $   169,538    $   198,667
   Pulp and paper products                                  53,427          64,536        164,077        191,434
                                                       -----------     -----------    -----------    -----------
     Total                                                 112,366         131,773        333,615        390,101

Costs and expenses:
   Cost of sales:
     Wood products                                          50,678          65,121        152,306        193,529
     Pulp and paper products                                52,589          63,054        162,501        187,936
   Selling, general and administrative                       4,193           4,603         12,937         15,120
   Interest, net                                             2,178           3,567          6,647         10,695
                                                       -----------     -----------    -----------    -----------
     Total                                                 109,638         136,345        334,391        407,280

Income (loss) before income taxes and
  discontinued operations                                    2,728          (4,572)          (776)       (17,179)

Income tax provision (benefit)                               1,591          (1,192)           190         (6,433)
                                                       -----------     -----------    -----------    -----------

Income (loss) from continuing operations                     1,137          (3,380)          (966)       (10,746)

Discontinued operations:
   Loss from discontinued operations (net of
     tax benefit of $1,189 and $2,814 for three and
     nine months ended September 30, 1995,
     respectively)                                               -          (3,265)             -         (6,144)
   Gain on disposal of discontinued operations
     (net of applicable income taxes of $2,074)                  -               -          3,110              -
                                                       -----------     -----------    -----------    -----------

Net income (loss)                                      $     1,137     $    (6,645)   $     2,144    $   (16,890)
                                                       ===========     ===========    ===========    ===========

Income (loss) per common share:
     Income (loss) from continuing operations          $       .08     $     (.25)    $      (.07)   $      (.81)
     Income (loss) from discontinued operations                  -           (.24)            .23           (.45)
                                                       -----------     ----------     -----------    -----------
       Net income (loss)                               $       .08     $     (.49)    $       .16    $     (1.26)
                                                       ===========     ==========     ===========    ===========

Cash dividends per common share                        $       .19     $      .19     $       .57    $       .57
                                                       ===========     ==========     ===========    ===========

Weighted average number of
   common shares outstanding                            13,363,779      13,363,779     13,363,779     13,363,433
                                                        ==========      ==========     ==========     ==========





The accompanying notes are an integral part of these consolidated condensed financial statements.

                               POPE & TALBOT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                            Three months ended                Nine months ended
                                                                               September 30,                    September 30,
                                                                        -------------------------        -------------------------
                                                                          1996             1995             1996            1995
                                                                          ----             ----             ----            ----
Cash flow from operating activities:
   Net income (loss)                                                    $    1,137     $   (6,645)       $    2,144     $  (16,890)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                         7,749         11,263            23,739         32,775
       Gain on disposal of discontinued operations                               -              -            (5,184)             -
       Increase (decrease) in:
           Accounts payable and accrued liabilities                          7,582          7,398           (11,196)       (10,946)
           Income taxes                                                        326         (1,099)           (3,600)        (6,959)
           Reforestation                                                      (329)            23               375            613
           Postretirement benefits                                             226            196               574            631
           Deferred income taxes, net                                         (894)        (2,740)           (1,701)       (10,105)
       Decrease (increase) in:
           Accounts receivable                                              (4,749)           904             9,861          2,391
           Inventories                                                     (10,838)         7,975                96         34,910
           Deposits on timber purchase contracts                               963          2,547              (145)           147
           Prepaid expenses and other                                          228            847            (1,342)        (1,096)
           Deferred charges and other                                       (1,359)          (936)             (670)        (4,573)
                                                                        ----------     ----------        ----------     ----------
                  Net cash provided by operating activities                     42         19,733            12,951         20,898

Cash flow from investing activities:
   Capital expenditures                                                     (2,087)        (6,901)           (3,944)       (25,443)
   Proceeds from disposal of discontinued operations                             -              -            50,500              -
   Proceeds from sale of Paragon Trade Brands, Inc.
     common stock                                                                -              -             4,819              -
   Proceeds from sale of other properties                                       10            186             2,224            487
                                                                        ----------     ----------        ----------     ----------
                  Net cash provided by (used for)
                    investing activities                                    (2,077)        (6,715)           53,599        (24,956)

Cash flow from financing activities:
   Net increase (decrease) in short-term borrowings                         33,000        (11,200)           (6,000)        (5,000)
   Net reduction of long-term debt                                            (115)          (108)          (30,340)          (319)
   Cash dividends                                                           (2,539)        (2,539)           (7,617)        (7,617)
   Decrease in restricted bond funds                                             -          4,987                 -         14,607
   Net proceeds from issuance of treasury stock                                  -              -                 -             15
                                                                        ----------     ----------        ----------     ----------
                  Net cash provided by (used for)
                    financing activities                                    30,346         (8,860)          (43,957)         1,686
                                                                        ----------     ----------        ----------     ----------

                  Increase (decrease) in cash and
                    cash equivalents                                        28,311          4,158            22,593         (2,372)

                  Cash and cash equivalents at
                    beginning of period                                      8,108            317            13,826          6,847
                                                                        ----------     ----------        ----------     ----------

                  Cash and cash equivalents at
                    end of period                                       $   36,419     $    4,475        $   36,419     $    4,475
                                                                        ==========     ==========        ==========     ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               POPE & TALBOT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           September 30, 1996 and 1995
                                   (Unaudited)

1.   General

         The consolidated condensed interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995, and the results of operations and changes in cash flows for the three and nine months ended September 30, 1996 and 1995. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's 1995 report on Form 10-K. The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

4.   Discontinued Operations

         On December 11, 1995, the Company entered into a definitive agreement to sell its disposable diaper business (the "business") to Paragon Trade Brands, Inc. (Paragon). On February 8, 1996, the sale was completed. The Company sold substantially all the operating assets of the business, primarily properties and inventories, to Paragon for $50.5 million in cash and shares of unregistered Paragon common stock having a value at the time the transaction was closed of approximately $13.0 million. In the first quarter, pursuant to a stockholders' agreement between the Company and Paragon, Paragon exercised an option to repurchase 227,719 shares from the Company resulting in proceeds to the Company of $4.8 million. The Company's remaining investment in Paragon common stock is valued at $8.2 million and is included in the Consolidated Condensed Balance Sheets at September 30, 1996 as marketable securities. The pre-tax gain on disposition of the business of $5.2 million has been accounted for as discontinued operations and includes closing costs associated with the transaction and a provision of $0.4 million for operating losses during the phase-out period. The prior year Consolidated Statement of Income has been restated to reflect the discontinuation of the diaper business.

                               POPE & TALBOT, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)


RESULTS OF OPERATIONS


Solid operating profits in the wood products segment more than offset a small loss in the pulp and paper products segment resulting in third quarter 1996 income of $1,137,000, or $.08 per share, for Pope & Talbot, Inc. (the "Company"). The 1996 third quarter income was an improvement over the third quarter 1995 loss from continuing operations of $3,380,000, or $.25 per share. The third quarter of 1995 also had a loss from discontinued diaper operations of $3,265,000, or $.24 per share. The Company's diaper business was sold in the first quarter of 1996. Third quarter 1996 revenues of $112,366,000 were 15 percent below the third quarter of 1995 as lower pulp and wood chip revenues combined with sales lost as a result of the late 1995 closure of the Port Gamble sawmill more than offset higher tissue and lumber sales. Third quarter 1996 year-to-date net income totaled $2,144,000, or $.16 per share, reflecting a loss from continuing operations of $966,000, or $.07 per share, and a gain on the disposal of the Company's discontinued diaper business of $3,110,000, or $.23 per share. For the corresponding nine months of 1995, the Company incurred a loss from continuing operations of $10,746,000, or $.81 per share, and a loss from discontinued operations of $6,144,000, or $.45 per share.

Wood products segment earnings of $7.1 million in the third quarter of 1996 compared to income of $1.2 million in the third quarter of 1995. This segment represented 52 percent of third quarter 1996 revenues. Third quarter 1996 year-to-date wood products earnings were $14.1 million versus income of $1.6 million in the comparable 1995 period. Included in the 1996 year-to-date results was a $2.1 million gain recorded in the first quarter related to the sale of sawmill equipment at Port Gamble. The Port Gamble facility was permanently shut down in the fourth quarter of 1995 due to the increasing difficulty in obtaining an adequate supply of acceptably priced logs. Difficult winter weather conditions across the U.S. limited upward movement of lumber sales prices for much of the first quarter of 1996. At the end of the 1996 first quarter, lumber prices began to improve and this price improvement continued during the second and third quarters. Overall lumber prices in the third quarter of 1996 were 23 percent and 8 percent better than during the 1996 first and second quarters, respectively, and were 26 percent higher than in the third quarter of 1995. Average lumber prices for the first nine months of 1996 were 12 percent higher than the 1995 period. Although lumber prices have increased in 1996, the market for the sawmill residual wood chips in the Pacific Northwest and British Columbia has fallen dramatically since the fourth quarter of 1995, reflecting weak pulp markets. The residual chip market moved up steadily during 1995 to peak levels in the third and early fourth quarters, however, with the falling pulp markets, chip prices have fallen sharply since the peaks. Third quarter 1996 chip prices were down 12 percent from the 1996 second quarter at levels about 45 percent less than first quarter averages and were down more than 60 percent from those obtained in the third quarter of 1995. The residual chip market seems to have bottomed in the middle of the second quarter of 1996. Year-to-date 1996 chip prices were down about 40 percent from those obtained in the comparable 1995 period. The Company uses residual chips in its pulp business which mitigates somewhat the impact of these falling chip prices. However, the Company produces more residual chips in its lumber business than it consumes in the pulp business, so on balance, declining chip prices have a detrimental impact on the Company's operating results.

Third quarter 1996 lumber sales volume of 131 million board feet compared to shipments of 149 million board feet in the third quarter of 1995. Shipments for the first nine months of 1996 totaled 400 million board feet compared to 474 million board feet during the 1995 period. The year-to-year volume reductions related mainly to the Port Gamble sawmill closure. The Company's sawmills operated at capacity in the third quarter of 1996.

During the first quarter of 1996, U.S. and Canadian trade negotiators reached an agreement establishing volume quotas on Canadian softwood lumber shipments to the U.S. The 5-year agreement took effect April 1, 1996. The quotas specify on a company by company basis the lumber volumes which may be shipped to the U.S. tariff-free and those volumes which may be shipped to the U.S. subject to a $50 per thousand board foot tariff. Shipment volumes in excess of these established quotas are subject to a $100 per thousand board foot tariff. For purposes of determining tariff levels, the quota volumes are evaluated annually during the April 1 through March 31 fiscal year, and are further measured on a quarterly basis within each fiscal year. The Company was informed of its fiscal year 1996/1997 quota volumes in late October 1996. The Company believes its volume allocations were determined consistently with other Canadian lumber companies. The Canadian government may adjust company by company allocations for future fiscal year quota periods. Since the quota agreement was made earlier in 1996, domestic lumber markets have demonstrated periods of dramatic instability, including some positive and some negative movements. During the time since company allocations were communicated at the end of October, prices for certain grades of lumber have increased significantly to record high levels. Random Lengths Lumber Composite Prices increased nearly 10 percent for the week immediately following the allocation announcements and were almost 10 percent higher than the Random Lengths Composite average for the 1996 third quarter. It is unknown whether lumber prices will remain at the present levels or will move upward or downward. Due to these lumber market uncertainties resulting from the recently assigned quota levels, the Company cannot currently predict with any certainty the impact of these quotas on the Company's results of operations. Approximately 73 percent of the Company's 1996 lumber capacity is located in British Columbia, Canada.

The pulp and paper segment incurred a loss of $0.5 million in the third quarter of 1996 compared to a loss of $0.2 million in the third quarter of 1995. Year-to-date results reflect losses of $2.6 million and $1.6 million in 1996 and 1995, respectively. In the third quarter of 1996, continued improvements in tissue offset pulp losses caused by a weak pulp market. Segment revenues of $53.4 million, or 48 percent of Company sales, were down 17 percent from the third quarter of 1995. Year-to-date segment revenues of $164.1 million compared to $191.4 million in the prior year. This year-to-year revenue reduction was due mainly to lower pulp prices and volume which combined with lower brokered wood chip sales to more than offset stronger tissue volume and prices.

The Company's pulp business represented 17 percent of third quarter revenues. Third quarter 1996 pulp pricing was comparable to the second quarter at depressed end of first quarter levels following the rapid declines which began in the fourth quarter of 1995. The late 1995, early 1996 price declines followed a period of continuously improving prices which began in 1994. 1994 prices for the Company's pulp were 25 percent higher than 1993 and 1995 prices averaged 70 percent higher than those in 1994. The Company's third quarter 1996 prices were 45 percent below the corresponding 1995 period at levels approximating the 1996 second quarter, but were 23 percent lower than the 1996 first quarter prices. Year-to-date 1996 pulp prices were down 35 percent from those in the first nine months of 1995. Although the Company's pulp prices have decreased significantly, the reductions have not been as large as the declines in market pulp due to the Company's pulp supply agreement with Grays Harbor Paper Company. Sales of pulp to Grays Harbor represented about 60 percent of the

Company's year-to-date 1996 pulp sales and 70 percent of third quarter pulp revenues. Grays Harbor sales were 60 percent of the Company's pulp revenues in the third quarter and first nine months of 1995. The Company's agreement with Grays Harbor adjusts pulp prices based on copy and business printing paper prices which have declined at a slower rate than market pulp. As discussed for the Company's Wood Products segment, residual wood chip prices declined dramatically into the second quarter of 1996 and remained at these low levels during the 1996 third quarter. These chip price reductions have helped somewhat to offset the impact of the falling pulp sales prices. Approximately 41 percent of the Company's third quarter 1996 pulp sales was produced from softwood chips, while 50 percent was produced from sawdust and 9 percent from hardwood chips. During the third quarter of 1996, the Halsey mill operated at 90 percent of capacity compared to full capacity operations in the third quarter of 1995. The below-capacity third quarter 1996 production related mainly to a 9 day scheduled maintenance shutdown.

The Company's tissue business, which represented 31 percent of 1996 third quarter revenues, was profitable for the third consecutive quarter compared to significant losses incurred in the corresponding 1995 period. This improved profitability reflected higher tissue prices and significantly lower wastepaper costs combined with the benefit of settling the seven-month Ransom labor contract strike at the end of 1995. The Ransom hourly employees went on strike during the second quarter of 1995 which significantly reduced operating efficiencies and shipment volumes. During the time since the strike settlement, the Company has been rebuilding business that was lost as a result of the strike. Third quarter and year-to-date 1996 tissue sales volumes were 50 percent and 6 percent, respectively, higher than the corresponding 1995 periods due to the impact of the Ransom labor strike. Tissue pricing began to stabilize during 1994 after several years of decline and, during 1995, the Company benefited from continuously improving prices throughout the year. First quarter 1996 tissue prices were essentially flat relative to the fourth quarter of 1995, while second and third quarter 1996 prices were 2 percent and 5 percent, respectively, below first quarter levels. Third quarter 1996 tissue prices were 3 percent higher than the comparable 1995 period. Year-to-date 1996 tissue prices were 18 percent higher than for the first nine months of 1995. The second and third quarter 1996 price drops relative to the 1996 first quarter reflected the Company's response to the early second quarter 6 to 8 percent average tissue price reductions announced by Procter & Gamble and Kimberly-Clark. The Company's price decreases were not implemented until late in the 1996 second quarter. During 1995, wastepaper pricing was pushed to record levels by a combination of strong pulp markets and shortages of certain wastepaper grades caused by the start-up of new recycled fiber mills in the United States. As a result of these pressures, wastepaper prices during 1995 doubled over 1994 pricing although by year-end 1995 wastepaper prices began to decline, consistent with market pulp prices. This late 1995 decline accelerated through the first quarter into the early second quarter of 1996 when prices leveled. Third quarter and year-to-date 1996 wastepaper costs were less than half those in the comparable 1995 periods. During the third quarter of 1996, the Company's tissue business operated at approximately 95 percent of capacity. This slightly below-capacity third quarter 1996 production reflected below-capacity operations of the Company's Ransom, Pennsylvania tissue mill which represents 50 percent of the Company's tissue capacity.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1996, operations generated cash of $13.0 million. Income before non-cash charges for depreciation and amortization generated $25.9 million of cash during the first nine months of 1996. Reductions of accounts payable and accrued liabilities used cash of $11.2 million. These reductions related mainly to payment of discontinued diaper business liabilities combined with reductions due to payment timing on other payables and accruals. Payment of income tax obligations, primarily the 1995 Canadian tax liability, used $3.6 million cash. Collections of accounts receivables related primarily to the discontinued diaper operations generated cash of $9.9 million in the first nine months of 1996.

On December 11, 1995, the Company entered into a definitive agreement to sell its disposable diaper business to Paragon Trade Brands, Inc. (Paragon). The sale of the diaper business was completed on February 8, 1996. During the first quarter of 1996, the Company received cash related to the sale of $55.3 million and 387,801 shares of Paragon common stock then valued at $8.2 million. The Company used the cash received mainly to pay short- and long-term debt obligations. The Company's investment in Paragon common stock is reflected as marketable securities in the Consolidated Balance Sheets.

The Company is presently limiting capital spending to those projects required to sustain existing operations. Capital spending for the first nine months of 1996 was unusually low at $3.9 million and was used for various small, business-sustaining projects. The Company anticipates that approximately $3 million will be required to complete previously approved projects. It is anticipated that the capital spending for the remainder of the year will be financed from internally generated cash and, if necessary, from the Company's line of credit.

Through the first nine months of 1996, the Company returned $7.6 million to shareholders in the form of dividends. The Company has reduced its debt levels by $36.3 million during the first nine months of 1996. In July of 1996, the Company borrowed $30.0 million on its revolving-credit agreement which it then paid to Pope & Talbot, Ltd., a wholly-owned Canadian subsidiary, to satisfy a portion of its intercompany account. Pope & Talbot, Ltd. has invested this $30 million in short-term investments which are reflected as cash and cash equivalents in the Consolidated Balance Sheet. This $30 million in short-term investments effectively cannot be used for current operations or debt reduction as doing so could result in substantial adverse tax consequences. After considering the additional $30.0 million third quarter borrowing, the Company has paid down $66.3 million of debt during the first nine months of 1996. Concurrent with the diaper business sale in February 1996, the Company's amount available under its long-term revolving credit agreement was reduced from $100 million to $75 million. At September 30, 1996, the Company had $30.0 million outstanding under this revolving-credit agreement. In the third quarter of 1996, the Company obtained a $10 million, uncommitted, unsecured short-term line of credit to facilitate its cash management function. At September 30, 1996, the Company had $7.0 million outstanding under this short-term line of credit.


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

             10.1    Executive Compensation Plans and Arrangements
             -----------------------------------------------------

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

             10.6 Province of British Columbia Tree Farm License No. 8, dated March 1, 1995.

             10.7 Province of British Columbia Tree Farm License No. 23, dated March 1, 1995.

             10.8 Province of British Columbia Forest License A18969, dated December 1, 1993.

             11.1    Statement regarding computation of per share earnings.

             27.1    Financial Data Schedule.

           The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.

           Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended September 30, 1996.

                               POPE & TALBOT, INC.


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  POPE & TALBOT, INC.
                                       -----------------------------------------
                                                      Registrant





Date:  November 13, 1996                      /s/ C. Lamadrid
                                              ----------------------------------
                                       By:    C. Lamadrid
                                              Senior Vice President and
                                              Chief Financial Officer

Exhibit No.             Description
-----------             -----------

  10.6 Province of British Columbia Tree Farm License No. 8, dated March 1, 1995.

  10.7 Province of British Columbia Tree Farm License No. 23, dated March 1, 1995.

  10.8 Province of British Columbia Forest License A18969, dated December 1, 1993.

  11.1                  Statement regarding computation of per share earnings.