Form 10-K
period 1996-12-31
POPE & TALBOT INC /DE/
filed 1997-03-27
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K



/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

The aggregate market value of voting stock held by nonaffiliates of the registrant is $192,359,825 as of March 11, 1997 ($15.25 per share).

                            13,363,779
(Number of shares of common stock outstanding as of March 11, 1997)

Part I and Part II incorporate specified information by reference from the annual report to shareholders for the year ended December 31, 1996. Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders on April 30, 1997.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION AND DEVELOPMENTS IN 1996

        Pope & Talbot, Inc. (the "Company") is engaged principally in the wood products and pulp and paper products businesses. The Company's wood products business involves the manufacture and sale of standardized and specialty lumber and wood chips. In its pulp and paper business, the Company manufactures and sells private label consumer tissue, bleached kraft pulp for newsprint and writing paper, and brokers wood chips. In December 1995, the Company entered into a definitive agreement to sell its disposable diaper business to Paragon Trade Brands, Inc. ("Paragon"). The sale of this business was completed on February 8, 1996 and the disposable diaper business results for 1995 and 1994 have been reflected as discontinued operations. A gain on the sale of the discontinued diaper business was reported in the first quarter of 1996. During 1996, wood products accounted for approximately 52 percent of the Company's revenues of $447.5 million, consumer tissue accounted for 30 percent and bleached kraft pulp and brokered wood chips combined to account for 18 percent.

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

        Since the mid-1980s, the Company has reduced its dependency on timber from the Pacific Northwest, where environmental concerns have sharply restricted the availability and increased the cost of public timber. At the same time, the Company has increased its operations in regions presently having more stable timber supplies, namely in British Columbia and the Black Hills region of South Dakota and Wyoming. In 1985, the Company distributed its timber and land development properties in the State of Washington to its shareholders through interests in a newly formed master limited partnership. In 1989, the Company sold its Oregon sawmill, and the Company has since sold its remaining Oregon timberlands. In 1992, the Company acquired a sawmill in Castlegar, British Columbia and related timber cutting rights. At the end of 1995, the Company permanently closed its Port Gamble, Washington sawmill. The Company currently operates five sawmills with an estimated annual capacity of 549 million board feet, of which approximately 75 percent is located in British Columbia and 25 percent in the Black Hills.

        In order to expand and broaden its sources of revenue, the Company acquired its pulp, consumer tissue and disposable diaper businesses in the late 1970s and 1980s. The Halsey, Oregon pulp mill produces bleached kraft pulp which is sold to a writing paper manufacturer and newsprint manufacturers in the Pacific Northwest and on the open market. The Company's private label tissue business manufactures towels, napkins, bathroom tissue and facial tissue from recycled paper at two mills in the U.S. The Company sells its tissue products under private labels to supermarkets, drugstores, mass merchandisers, food and drug distribution companies and warehouse club stores. Up to the completion of the previously mentioned diaper business sale in early 1996, the Company produced private label diapers at four mills in the U.S.

        The businesses in which the Company is engaged are extremely competitive, and a number of the Company's competitors are substantially larger than the Company with correspondingly greater resources. In particular, competition in the tissue products market is extremely strong in terms of price. See "Pulp and Paper Products Business - Paper Products."

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

WOOD PRODUCTS BUSINESS

        The Company's wood products business involves the manufacture and sale of standardized and specialty lumber and wood chips. The Company's principal wood products categories and the sales generated by each over the past three years are set forth in the following table:

         Classes of Wood Products                  1996         1995          1994
         ------------------------                  ----         ----          ----
                                                           (In thousands)
         Lumber                                  $194,930     $194,350      $261,322
         Wood chips                                20,835       46,514        30,284
         Logs and other                            15,948       24,712        12,599
                                                 --------     --------      --------
             Total wood products sales           $231,713     $265,576      $304,205
                                                 ========     ========      ========

        Although 1996 and 1995 lumber revenues were comparable, the 1996 lumber revenues reflected 17 percent higher prices than 1995 which offset 14 percent lower lumber sales volumes. The 1996 volume reduction related mainly to the permanent closure of the Company's Port Gamble, Washington sawmill in 1995, and to a lesser degree, reduced Canadian shipments. Wood chip revenues in 1996 were $25.7 million, or 55 percent, lower than 1995 reflecting residual chip prices which were down nearly 50 percent from 1995 levels combined with lower chip volumes resulting from decreased lumber production. Log sales were down in 1996 due primarily to the 1995 Port Gamble mill closure. In 1995, lumber revenues decreased $67.0 million, or 26 percent, compared with 1994. These reduced lumber revenues were due to a combination of 13 percent lower average lumber prices and 9 percent lower sales volumes. The volume decreases related to reduced Port Gamble sawmill operations and the Grand Forks, British Columbia sawmill operating at one shift, down from the two-shift basis operated prior to 1995. The 1995 wood chip revenues increased $16.2 million, or 54 percent, over 1994 as average chip prices nearly doubled which more than offset lower chip volumes. Log sales were higher in 1995 due mainly to the liquidation of Port Gamble log inventories related to the fourth quarter 1995 sawmill closure.

        The Company's lumber products consist principally of boards and dimension lumber, some of which are specialty, value-added items, such as stress-rated lumber. Wood chips and other similar materials are obtained as a by-product of the Company's lumber operations.

        The principal sources of raw material for the Company's wood products operations are timber obtained through long-term cutting licenses on public lands, logs purchased on open log markets, timber offered for sale via competitive bidding by federal agencies, and timber purchased under long-term contracts to cut timber on private lands.

        During 1995, the Port Gamble sawmill was either shut down or operating on a reduced one-shift basis due to a lack of acceptably priced timber in relation to end-product prices. Prior to the mill's closure, timber harvest levels in the mill's operating region had been significantly reduced as a result of environmental pressures to reduce the amount of timber available for harvest. A strong export log market further reduced domestic log supplies in the region. These reduced log volumes, combined with weakened lumber markets, resulted in operating losses at Port Gamble in 1994 and 1995 and significantly below-capacity production. With no prospect of a resolution to the timber supply situation, the Company permanently closed the Port Gamble sawmill in the fourth quarter of 1995. The assets of the facility were sold in the first quarter of 1996.

        Approximately 75 percent of the Company's current lumber capacity is located in British Columbia, Canada and 25 percent in the Black Hills region of South Dakota and Wyoming. In Canada, timber requirements are obtained primarily from the Provincial Government of British Columbia under long-term timber harvesting licenses which allow the Company to remove timber from defined areas annually on a sustained yield basis. The Provincial Government of British Columbia has the authority to modify prices and harvest volumes at any time. Under the provincial stumpage pricing formula, wood costs are based on a relationship to end- product prices. Approximately 30 percent of the Company's Canadian log requirements are satisfied through open market log purchases. In the Black Hills, the Company obtains its timber from various public and private sources under long-term timber harvesting contracts in addition to buying logs on open markets. Under these Black Hills contracts, prices are subject to periodic adjustment based upon formulas set forth therein.

        During the early 1990s, the Company's Canadian sawmills benefited from processing additional volumes of pine timber which had been killed by the mountain pine beetle. This beetle kill volume was essentially harvested by the end of 1994. As a result, Canadian timber harvest levels were reduced and resulted in the January 1, 1995 curtailment of the Grand Forks, British Columbia sawmill to a one-shift production basis. This Grand Forks curtailment reduced lumber capacity by 60 million board feet annually, or approximately 8 percent of the Company's then existing lumber capacity.

        During 1994, the Provincial Government of British Columbia's Commission of Resources and Environment ("CORE") began reviewing the future use of the forest resources in the province, including reserving additional forest resources for park lands. This review was completed in 1996 and British Columbia land use policy groups are now reviewing related recommendations. Although no assurances can be given, management believes that in the near term, timber supplies for the Company's Canadian sawmills should be stable. However, based upon preliminary information, it appears that the amount of timber available to the Company's Canadian sawmills in the longer term could face downward pressure.

        The British Columbia government has also implemented its Forest Practices Code ("Code"). This Code communicates how companies must perform logging activities. Due to the additional activity required by this Code to protect the environment, the Company's logging costs increased in 1996 and will likely continue at these higher levels. The Code could also ultimately have a long-term impact on the Company's timber harvest volumes.

        During the first quarter of 1996, U.S. and Canadian trade negotiators reached an agreement establishing volume quotas on Canadian softwood lumber shipments to the U.S. The 5-year agreement took effect April 1, 1996. The quotas specify on a company by company basis the lumber volumes which may be shipped to the U.S. tariff-free and those volumes which may be shipped to the U.S. subject to a $50 per thousand board foot tariff. Shipment volumes in excess of these established quotas are subject to a $100 per thousand board foot tariff. For purposes of determining tariff levels, the quota volumes are evaluated annually during the April 1 through March 31 fiscal year, and are further measured on a quarterly basis within each fiscal year. In late October 1996, the Company was informed of its fiscal year 1996/1997 quota volumes which applied retroactively to April 1. The Company believes its volume allocations were determined consistently with other Canadian lumber companies. The Canadian government may adjust company by company allocations for future fiscal year quota periods. Since the quota agreement was enacted, domestic lumber markets have demonstrated periods of dramatic instability, including some positive and some negative movements. Due to this lumber market uncertainty resulting from this quota, the Company cannot predict with certainty the impact of these quotas on the Company's results of operations.

        Marketing and Distribution. The Company's lumber products are sold primarily to wholesale distributors. Wood chips produced by the Company's sawmills are sold to manufacturers of pulp and paper in the U.S. and Canada. Logs not suitable for consumption in the Company's sawmills are sold to other U.S. and Canadian forest products companies.

        Marketing of the Company's wood products is centralized in its Portland, Oregon office. Although the Company does not have distribution facilities at the retail level, the Company does utilize several reload facilities around the U.S. to assist in moving the product closer to the customer. The Company sold wood products to numerous customers during 1996, the ten largest of which accounted for approximately 33 percent of total wood products sales. No single wood products customer accounted for more than 10 percent of the Company's revenues in 1996.

        Backlog. The Company maintains a minimal finished goods inventory of wood products. At December 31, 1996, orders were approximately $9.9 million, compared with approximately $4.7 million at December 31, 1995. This backlog represented an order file for the Company which generally would be shipped in two weeks to one month. The increase from 1995 to 1996 reflects both increased lumber sales prices and higher order volume. The higher order volume is a function of timing and poor year-end 1996 weather conditions which delayed shipments.

        Competition. The wood products industry is highly competitive, with a large number of companies producing products that are reasonably standardized. There are numerous competitors of the Company that are of comparable size or larger, none of which is believed to be dominant. The principal means of competition in the Company's wood products business are pricing and an ability to satisfy customer demands for various types and grades of lumber.

        For further information regarding amounts of revenue, operating profit and loss and identifiable assets attributable to the wood products industry segment, see Note 11 of "Notes to Consolidated Financial Statements" in the Company's 1996 Annual Report to Shareholders.

PULP AND PAPER PRODUCTS BUSINESS

        The Company's principal pulp and paper products categories and the sales generated by each over the last three years are set forth in the following table:

        Classes of Pulp and Paper Products                  1996         1995           1994
        ----------------------------------                  ----         ----           ----
                                                                    (In thousands)
        Tissue products                                    $133,649     $107,013      $104,885
        Bleached kraft pulp                                  72,410      124,361        77,950
        Brokered wood chips                                   9,722       27,459        15,767
                                                           --------     --------      --------
          Total pulp and paper products sales              $215,781     $258,833      $198,602
                                                           ========     ========      ========

        As discussed previously, at the end of 1995 the Company entered into a definitive agreement to sell its disposable diaper business to Paragon. The disposable diaper business results for 1995 and 1994 were reflected as discontinued operations. Revenues for the discontinued diaper business, which are excluded from the table above, were $144.0 million and $157.1 million in 1995 and 1994, respectively. In 1996, the Company reported a $3.1 million net of tax gain related to the sale of the disposable diaper business.

        In 1996, pulp and paper revenues decreased $43.1 million, or 17 percent, from 1995 reflecting a dramatic weakening of pulp markets which more than offset higher tissue revenues. The increase in tissue revenues in 1996 from 1995 reflected 11 percent higher prices and 12 percent higher volumes. The 1996 tissue volume improvement related mainly to the late 1995 settlement of a seven-month labor strike at the Ransom, Pennsylvania facility. The weak 1996 pulp markets resulted in a pulp price reduction of about 35 percent compared to 1995. Pulp sales volume in 1996 was down 7 percent from 1995 due mainly to a two-week market induced shutdown in the first quarter of 1996 and a brief shutdown in the 1996 third quarter caused by an equipment failure. Lower 1996 brokered wood chip revenues resulted from a significant decrease in wood chip prices combined with lower volume. Pulp and paper revenues increased $60.2 million, or 30 percent, from 1994 to 1995 due mainly to improved pulp sales prices. The Company's pulp sales prices were nearly 70 percent higher on average in 1995 than 1994. In tissue, a 17 percent average price improvement more than offset a 13 percent drop in volume related mainly to the 1995 labor strike at Ransom. Higher brokered wood chip revenues reflected the significant chip price improvement from 1994 to 1995.

        1.  PAPER PRODUCTS

        The Company produces a line of private label consumer tissue products including towels, napkins, bathroom tissue and facial tissue. These products are sold under private and controlled labels.

        The raw material for the Company's tissue mills is wastepaper purchased from wastepaper dealers located in the Midwest, mid-Atlantic and on the East Coast. During 1995, wastepaper pricing was pushed to record levels by a combination of strong pulp markets and shortages of certain wastepaper grades caused primarily by the start-up of new recycled fiber mills in the U.S. As a result of these pressures, the Company's wastepaper prices during 1995 doubled over 1994 pricing. However, by year-end 1995, wastepaper prices were declining consistent with world pulp markets. This late 1995 decline accelerated through the first quarter and into the early second quarter of 1996 when prices leveled. Full year 1996 prices were about half those incurred in 1995 and approximated 1994 prices. The Company believes that there will continue to be an adequate supply of wastepaper in the foreseeable future.

        Marketing and Distribution. The Company utilizes its own sales force and some retail consumer products brokers to sell its products to supermarkets, drugstores, mass merchandisers, food and drug distribution companies and warehouse club stores. The Company's products enjoy national distribution; however, the majority are sold east of the Rocky Mountains. Sales to the Company's ten largest paper products customers represented 77 percent of tissue products sales in 1996. No single paper products customer accounted for 10 percent or more of total Company revenues in 1996.

        Backlog. At the end of 1996 the tissue order file was approximately $3.0 million compared to a backlog of approximately $4.2 million at December 31, 1995. The nature of the Company's tissue business is such that the time between order receipt and the related shipment of the order is generally less than two weeks. Due to these short lead times, order files are minimal. The lower order backlog at year-end 1996 as compared to year-end 1995 relates to timing of order receipts. The Company believes it carries an adequate finished goods inventory to meet customer order requirements.

        Competition. The tissue market is extremely competitive, with approximately 10 major producers. Of these, Kimberly-Clark Corporation, Fort Howard Corporation, James River Corporation and Procter & Gamble Corporation are dominant and account for approximately 65 percent of the market. Within the tissue market, the Company estimates that the private label tissue segment accounts for approximately 12 percent to 30 percent of the total, depending on the product. The principal means of competition in the tissue business are pricing, product quality and customer service. In order to effectively compete against much larger competitors which have lower cost structures, the Company's focus is to differentiate itself in the areas of customer service, consistent product quality and the use of state of the art information systems.

        In the tissue business, the relationship between industry-wide capacity and operating rates significantly influences tissue pricing. Tissue industry capacity increases in the late 1980s and early 1990s resulted in capacity which exceeded demand growth causing tissue prices to decline an average of 14 percent from 1989 through 1993. This condition began to stabilize in 1994, and in 1995 industry-wide tissue operating rates improved to approximately 93 percent of capacity which, combined with high 1995 industry-wide raw material costs, generated tissue price increases for the Company at the end of 1995 of approximately 30 percent over year-end 1994 levels. The 1995 price increases were the first general price increases for the Company's tissue products since 1990. Tissue industry operating rates remained favorable in 1996. Additional industry capacity increases have been announced to come on line through 1999. These capacity increases may affect tissue pricing.

        2.  PULP PRODUCTS

        The Company owns a pulp mill at Halsey, Oregon. This mill produces bleached kraft pulp which is sold in various forms to a writing paper manufacturer and newsprint manufacturers in the Pacific Northwest and on the open market. In conjunction with the fiber acquisition program for the pulp mill, the Company brokers pulp chips for sale primarily into the export market. The total annual capacity of the mill is 180,000 air dry metric tons; 162,000 metric tons were produced in 1996, 175,000 metric tons were produced in 1995 and 158,000 metric tons were produced in 1994.

        In order to provide additional sales flexibility and attempt to improve margins through higher value products, the Company initiated mill modifications totaling $41 million, which were completed in early 1994, to improve pulp quality and expand pulp drying capabilities. These modifications were in addition to a $24 million oxygen delignification project which reduced the use of chlorine in the bleaching process and brought dioxin discharges into compliance with an agreement entered into with the Oregon Department of Environmental Quality on meeting target emission levels. These mill improvements have allowed the Company to expand its pulp product offerings and to dry its total pulp production, thus providing greater access to pulp markets within and outside the Pacific Northwest, which has historically been the Company's primary pulp market region.

        The Company has an agreement with Grays Harbor Paper L.P. ("Grays Harbor"), under which the Company supplies pulp to the Grays Harbor writing grade paper mill. Grays Harbor purchased approximately 100,000 metric tons, 103,000 metric tons and 89,000 metric tons of pulp from the Company in 1996, 1995 and 1994, respectively. All output from the paper mill is sold to one customer. In the event that the paper mill's sales to its customer are adversely impacted for any reason, sales of the Company's pulp may be adversely impacted. A significant portion of the pulp sold to the paper mill is produced from sawdust, which has historically been less expensive than softwood and hardwood chips. Pricing for this pulp sold to Grays Harbor is computed using a formula based on prices for white paper.

        Weyerhaeuser Company ("Weyerhaeuser") owns a pulp mill, which it upgraded and expanded, located adjacent to the North Pacific Paper Company ("Norpac") newsprint manufacturing facility in Longview, Washington. Weyerhaeuser is a part owner of Norpac. Norpac purchased 22,000 metric tons and 48,000 metric tons from the Company in 1995 and 1994, respectively. Norpac phased out its purchases from the Company in 1995 as Weyerhaeuser completed its upgrade and expansion project. As a result of the mill's pulp enhancements brought about by the previously mentioned mill modifications, the Company has been able to effectively sell the pulp volume which had previously gone to Norpac.

        Substantially all of the Company's wood chip and sawdust requirements for the Halsey pulp mill are satisfied through purchases by the Company from third parties. The Company has long-term chip supply contracts with sawmills in the Pacific Northwest.

        Environmental concerns over timber harvests, which caused high log costs and led to the shutdown of the Company's Port Gamble sawmill, have also caused higher chip costs and reduced chip availability from historic sources at the Halsey pulp mill over the past several years. In order to provide an adequate supply of wood fiber for the mill, the Company has expanded its capability of using sawdust and hardwood chips, which historically have been less expensive than softwood chips, as raw materials for a significant portion of the production. Additionally, the Company continues to use an expanded geographic base to maintain an adequate supply of chips for the approximately 40 to 50 percent of the pulp mill's production which remains based on softwood chips. Environmental restrictions on timber harvests coupled with a strong pulp market resulted in a 71 percent increase in chip prices from year-end 1994 levels to mid 1995 levels. However, the weakening pulp market in late 1995 and early 1996 has reduced chip demand and greatly reduced chip prices from their mid 1995 highs. The Company believes there will continue to be an adequate supply of third-party chips and sawdust for the Halsey pulp mill in the foreseeable future.

        Marketing and Distribution. The Company utilizes its own sales force and pulp brokers to sell its pulp products. A large majority of the Company's pulp products are sold in the Pacific Northwest. In 1996, sales to Grays Harbor represented 64 percent of the Company's pulp revenues and the remaining nine largest customers accounted for an additional 23 percent of pulp revenues. Grays Harbor accounted for 10 percent of total Company revenues in 1996.

        Backlog. The Company's pulp customers either enter into contracts for periods of one to three years or purchase products without obligation for future purchases. The contractual customers provide the Company with annual estimates of their requirements, followed by periodic orders based on more definitive information. As of December 31, 1996, the Company's backlog of orders believed to be firm for both contractual and non-contractual customers was $17 million compared to $16 million at December 31, 1995. The increase in total order backlog reflects higher order volume which is partially offset by lower sales prices. The increase in backlog volume is due to orders amounting to $5 million from non-contractual customers at December 31, 1996, which the Company believes are firm. At December 31, 1995, there was minimal order volume to non-contractual customers believed to be firm as a consistent relationship with these customers had not been established. The backlog of pulp orders at year-end represents orders which will be filled in the first quarter of the following year.

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

        For further information regarding amounts of revenue, operating profit and loss and identifiable assets attributable to the pulp and paper products industry segment, see Note 11 of "Notes to Consolidated Financial Statements" in the Company's 1996 Annual Report to Shareholders.

ENVIRONMENTAL MATTERS

        The Company is subject to federal, state, provincial and local air, water and land pollution control, solid and hazardous waste management, disposal and remediation laws and regulations in all areas where it has operations. Compliance with these laws and regulations generally requires operating costs as well as capital expenditures. It is difficult to estimate the costs related solely to environmental matters of many capital projects which have been completed in the past or which may be required in the future. Changes required to comply with environmental standards will affect other areas such as facility life and capacity, production costs, changes in raw material requirements and costs and product value. The Environmental Protection Agency ("EPA") has published proposed regulations which would establish standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act. These proposals are collectively referred to as the "cluster rules" and have been the subject of extensive discussions between the pulp and paper industry and the EPA. The Company's primary exposure to these proposals relates to the Company's Halsey pulp mill, and to a much lesser degree the Company's two tissue mills. Based on preliminary evaluations of the proposed rules, the costs of required modifications to the Company's mills could range from $15 million to $30 million. The proposed rules could become effective in mid 1997 with compliance required as early as the year 2000. It is estimated that during 1996, capital expenditures for environmental controls amounted to less than $1 million. It is expected that capital expenditures will continue into the future and may increase over time. Based on the understanding of future compliance standards, expenditures for such purposes, with the exception of expenditures related to cluster rule compliance beginning in 1998, are currently estimated to be minimal in 1997 and 1998. However, the ultimate outcome of future compliance is uncertain due to various factors such as the interpretation of environmental laws, potential introduction of new environmental laws and evolving technologies.

        In response to environmental concerns in Western Oregon and Western Washington, specifically the preservation of old-growth forests and wildlife habitat, substantial amounts of federal timberlands have been set aside as wilderness areas. This has affected and may continue to affect the amount and cost of timber obtainable from public agencies in this region. Currently, the Company's exposure in this region is the Halsey, Oregon pulp mill. The Halsey pulp mill is affected by the decrease in timber availability since its primary raw materials, wood chips and sawdust, are by-products of the lumber manufacturing process. The Company believes that, based on existing wood chip and sawdust availability both within the Willamette Valley region of Oregon and from other sources discussed previously, wood chip and sawdust resources will be adequate for the Company's requirements at the Halsey pulp mill in the foreseeable future.

        In Canada during 1994, the Provincial Government of British Columbia's Commission of Resources and Environment ("CORE") began reviewing the future use of the forest resources in the province, including reserving additional forest resources for park lands. This review was completed in 1996 and British Columbia land use policy groups are now reviewing related recommendations. Although no assurances can be given, management believes that in the near term, timber supplies for the Company's Canadian sawmills should be stable. However, based upon preliminary information, it appears that the amount of timber available to the Company's Canadian sawmills in the longer term could face downward pressure.

        The British Columbia government has also implemented its Forest Practices Code ("Code"). This Code communicates how companies must perform logging activities. Due to the additional activity required by this Code to protect the environment, the Company's logging costs increased in 1996 and will likely continue at these higher levels. The Code could also ultimately have a long-term impact on the Company's timber harvest volumes.

        In 1992, the Company was contacted by the local governmental owner of a vacant industrial site in Oregon on which the Company previously conducted business. The owner informed the Company that the site has been identified as one containing creosote and coal tar, and that it plans to undertake a voluntary cleanup effort of the site. The owner has requested that the Company participate in the cost of the cleanup. The Company is currently participating in the investigation stage of this site with remediation and monitoring to occur over several years, likely beginning in 1998. Based on preliminary findings, the Company has estimated the likely total cost to all parties of remediation and monitoring to be in the range of $5 to $12 million and that no amount within this range is more likely an outcome than another. The company has established reserves for environmental remediation and monitoring related to this site in an amount it believes is probable and reasonably estimable. The Company believes it is reasonably possible that the costs associated with the cleanup of this site may exceed cost estimates upon which current accruals are based by amounts which may range from insignificant up to approximately $7 million over several years. The ultimate cost to the Company for the cleanup cannot be predicted with certainty due to the unknown magnitude of the contamination, the varying costs of alternative cleanup methods, the cleanup time frame possibilities, the evolving nature of remediation technologies and governmental regulations and the inability to determine the Company's share of multi-party obligations or the extent to which contributions will be available from other parties. The Company has not assumed it will bear the entire cost of remediation to the exclusion of other known potentially responsible parties, who may be jointly and severally liable, and probable recoveries from insurance carriers.

EMPLOYEES

        At December 31, 1996, the Company employed approximately 2,300 employees of whom 1,900 were paid hourly and a majority of which were members of various labor unions. Approximately 55 percent of the Company's employees were associated with the Company's wood products business, 43 percent were associated with the Company's pulp and paper business and 2 percent were corporate management and administration personnel.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

        The Company's foreign manufacturing operations consist of three lumber mills located in Canada. The Company's wood products business is heavily dependent on foreign operations in that the three Canadian sawmills account for approximately 75 percent of the Company's lumber capacity. See "Wood Products Business" for discussion on a U.S. and Canada agreement establishing volume quotas on Canadian softwood lumber shipments to the U.S. The Company's primary exports are pulp sold to Europe and brokered wood chips sold to Japan. The Company's export sales from the United States were $23.8 million for 1996, $26.3 million for 1995 and $18.2 million for 1994. Of the 1996 export sales, 47 percent were to Japan and 45 percent were to Europe.

        Financial information regarding the Company's domestic and foreign operations is included in Note 11 of "Notes to Consolidated Financial Statements" on page 29 and 30 of the Company's 1996 Annual Report to Shareholders.

ITEM 2.  PROPERTIES

WOOD PRODUCTS PROPERTIES

        1.  Mills and Plants

        The following tabulation briefly states the location, character, capacity and 1996 production of the Company's lumber mills:

                                                    Estimated Annual                            1996
Location                                              Capacity (3)                          Production(3)
--------                                              ------------                          -------------
Spearfish, South Dakota                           110,000,000 bd. ft.(1)                108,000,000 bd. ft.
Newcastle, Wyoming                                 32,000,000 bd. ft.(1)                 32,000,000 bd. ft.
Grand Forks, British Columbia                      60,000,000 bd. ft.(2)                 51,000,000 bd. ft.
Midway, British Columbia                          145,000,000 bd. ft.(2)                143,000,000 bd. ft.
Castlegar, British Columbia                       211,000,000 bd. ft.(2)                215,000,000 bd. ft.


    (1) Based on operating two shifts, five days per week for the Spearfish, South Dakota lumber mill and one shift, five days per week for the Newcastle, Wyoming lumber mill.
    (2) Based on operating two shifts, five days per week for the Midway and Castlegar, British Columbia mills and one shift, five days per week for the Grand Forks, British Columbia mill. These capacities reflect reduced operations resulting from timber license quota limitations.
    (3) Wood chips are produced as a result of the operation of the Company's lumber mills. It is estimated that the aggregate annual capacity for such production is 300,000 bone dry units. In 1996, 288,000 bone dry units were produced.

        The Company believes that its wood products manufacturing facilities are adequate and suitable for current operations. The Company owns all of its wood products manufacturing facilities.

PULP AND PAPER PROPERTIES

        1.  Tissue Mills

        The following table briefly states the location, character, capacity and 1996 production of the Company's tissue products manufacturing facilities:

                                    Estimated Annual                    1996
Location                               Capacity(1)                   Production
--------                               -----------                   ----------
Eau Claire, Wisconsin                  55,000 tons                   54,000 tons
Ransom, Pennsylvania(2)                55,000 tons                   49,000 tons


    (1) Based on normal industry practice of operating three shifts per day, seven days per week, less scheduled downtime.
    (2) Ransom's below-capacity production reflects the rebuilding of the customer base that had eroded due to a seven-month labor strike in 1995.

        The Company believes that its tissue manufacturing facilities are adequate and suitable for current operations. The Company owns all of its tissue production facilities.

        2.  Pulp Mill

        The Company owns a bleached kraft pulp mill near Halsey, Oregon. In 1996, 162,000 air dry metric tons of pulp were produced, compared with an estimated annual capacity of 180,000 metric tons. The Company believes that its pulp facility is adequate and suitable for current operations.

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

        The Company assigned to the assets transferred a distribution value for federal income tax purposes based upon the public trading price of the partnership interests at the time of distribution. The Internal Revenue Service
(IRS) has asserted that the Company owes additional federal income tax in connection with this transaction and the Company has disputed this asserted tax liability. The issue was argued before the U.S. Tax Court (Tax Court) during 1995. In March 1997, the Tax Court rendered a decision which will become final when the Company and the IRS agree to the tax liability to be based upon the Court's decision. Based on the Company's interpretation of the Tax Court's decision, the Company believes the additional tax due in this matter, if any, will not have a material adverse effect on the Company's financial position. The final tax settlement, if any, will be recognized as a reduction in equity with respect to the partnership transaction. Primarily in 1995, the Company incurred costs defending its tax position in this case. In 1995, these defense costs, together with related tax settlements and interest charges totaling $4.9 million, net of tax benefits of $1.4 million, were recognized as a reduction in equity.

        In December 1996, the IRS proposed certain adjustments pertaining to transactions between the Company and its wholly-owned Canadian subsidiary, resulting in the assertion that additional taxes were due for the tax years 1993 and 1994. The Company believes it has substantial defenses against this claim and plans to vigorously defend its position. The Company believes, based upon consultation with independent tax counsel, that any tax ultimately due in this matter would not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

           EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

         In addition to the executive officers who are also directors of the Company, the following executive officers are not directors:

CARLOS M. LAMADRID, 61, Senior Vice President, Secretary, and Chief Financial
         Officer since August 1987.

ABRAM FRIESEN, 54, Vice President - Division Manager, Wood Products Division since February 1996.

WILLIAM G. FROHNMAYER, 58, Vice President - Division Manager, Fiber Products
        Division since August 1987.

All officers hold office at the pleasure of the Board of Directors.


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

        Pope & Talbot, Inc. common stock is traded on the New York and Pacific stock exchanges under the symbol POP. The number of shareholders at year-end 1996 and 1995 were 1,153 and 1,243, respectively. The high and low sales prices for the common stock on the New York Stock Exchange and the dividends paid per common share for each quarter in the last two fiscal years are shown below:

                                        Sales price per share               Cash dividends
                                          High             Low                  per share
                                          ----             ---                  ---------
         1996
         1st Quarter                   $ 15-3/8         $  13-1/4                  $ .19
         2nd Quarter                     17-5/8            13-1/4                    .19
         3rd Quarter                     16-7/8            14-1/8                    .19
         4th Quarter                     16-1/8            14-7/8                    .19
                                                                                   -----
                                                                                   $ .76

         1995
         1st Quarter                   $ 16-7/8         $   15-1/8                 $ .19
         2nd Quarter                     17-7/8             15-3/8                   .19
         3rd Quarter                     17                 15-1/4                   .19
         4th Quarter                     15-5/8             12-1/2                   .19
                                                                                   -----
                                                                                   $ .76

ITEM 6.  SELECTED FINANCIAL DATA

        Information required by Item 6 of Part II is presented in the table entitled "Five Year Summary of Selected Financial Data" on page 10 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by Item 7 of Part II is presented on pages 11 through 17 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by Item 8 of Part II is presented on pages 18 through 31 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

        The information required by Item 10 of Part III is presented on page 12 as a separate item entitled "Executive Officers of the Registrant Who are Not Directors" in Part I of this Report on Form 10-K and on pages 2 and 3 (under the item entitled "Certain Information Regarding Directors and Officers") of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 1997. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by Item 11 of Part III is presented on page 5 and pages 7 through 14 of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 1997. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 of Part III is presented on page 4 and page 6 of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 1997. Such information is incorporated herein by reference.

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

Exhibit No.
-----------
   2.1            Asset Purchase Agreement by and among Paragon Trade Brands,
                  Inc., PTB Acquisition Sub, Inc., Pope & Talbot, Inc. and Pope
                  & Talbot, Wis., Inc. dated December 11, 1995. (Incorporated herein by reference to Exhibit 2.1 to the Company's Current
                  Report on Form 8-K filed February 8, 1996.)

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

    4.10 Revolving Line of Credit Agreement, dated July 25, 1996, between the Company and United States National Bank of Oregon.

    4.11          Modification Agreement, dated as of November 18, 1996, to the
                  Revolving Credit Agreement, dated May 6, 1992, among the
                  Company and United States National Bank of Oregon; CIBC,
                  Inc.; ABN AMRO Bank N.V.; Bank of America Illinois; and
                  Wachovia Bank of Georgia, National Association.

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

   10.6           Province of British Columbia Tree Farm License No. 8, dated
                  March 1, 1995. (Incorporated herein by reference to Exhibit
                  10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

   10.7           Province of British Columbia Tree Farm License No. 23, dated
                  March 1, 1995. (Incorporated herein by reference to Exhibit
                  10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

   10.8           Province of British Columbia Forest License A18969, dated
                  December 1, 1993. (Incorporated herein by reference to Exhibit
                  10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

   11.1           Statement showing computation of per share earnings.

   13.1 Portions of the annual report to shareholders for the year ended December 31, 1996 which have been incorporated by reference in this report.

   21.1           Listing of parents and subsidiaries.

   23.1           Consent of Arthur Andersen LLP.

   27.1           Financial Data Schedule.

The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended December 31, 1996.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                                 Annual
                                                                                 Report
                                                                                   to
                                                                              Shareholders
                                                                              ------------
Report of Independent Public Accountants                                             17
Consolidated balance sheets at December 31, 1996 and 1995                            18
Consolidated statements of income for each of the three years
     in the period ended December 31, 1996                                           19
Consolidated statements of stockholders' equity for each of the
     three years in the period ended December 31, 1996                               20
Consolidated statements of cash flows for each
     of the three years in the period ended December 31, 1996                        21
Notes to consolidated financial statements                                        22-30
Supplementary information:
     Quarterly financial information (unaudited)                                     31


         All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

          The consolidated financial statements listed in the above index are included in the Annual Report to Shareholders of Pope & Talbot, Inc. for the year ended December 31, 1996 are hereby incorporated by reference. With the exception of the pages listed in the above index and the items referred to in Items 1, 6, 7 and 8, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this report.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation of our report incorporated by reference in this Form 10-K into the Company's previously filed Registration Statement Nos. 33-34996, 333-04223 and 33-64764 on Form S-8.




                                           ARTHUR ANDERSEN LLP

Portland, Oregon
   March 27, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 27th day of March, 1997.

                                 POPE & TALBOT, INC.

                                 BY:    \s\ Peter T. Pope
                                        --------------------------------------
                                        Peter T. Pope, Chairman of the Board
                                        and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 Chairman of the Board and
\s\ Peter T. Pope                                Chief Executive Officer                          March 27, 1997
----------------------------------               ------------------------------                   --------------
Peter T. Pope

\s\ Gordon P. Andrews                            Director                                         March 27, 1997
----------------------------------               ------------------------------                   --------------
Gordon P. Andrews

\s\ Hamilton W. Budge                            Director                                         March 27, 1997
------------------------------------------       ------------------------------                   --------------
Hamilton W. Budge

\s\ Charles Crocker                              Director                                         March 27, 1997
------------------------------------------       ------------------------------                   --------------
Charles Crocker

\s\ Michael Flannery                             President and Director                           March 27, 1997
------------------------------------------       ------------------------------                   --------------
Michael Flannery

\s\ Warren E. McCain                             Director                                         March 27, 1997
------------------------------------------       ------------------------------                   --------------
Warren E. McCain

\s\ Robert Stevens Miller, Jr.                   Director                                         March 27, 1997
------------------------------------------       ------------------------------                   --------------
Robert Stevens Miller, Jr.

\s\ Hugo G. L. Powell                            Director                                         March 27, 1997
------------------------------------------       ------------------------------                   --------------
Hugo G. L. Powell

\s\ Brooks Walker, Jr.                           Director                                         March 27, 1997
------------------------------------------       ------------------------------                   --------------
Brooks Walker, Jr.
                                                 Senior Vice President,
                                                 Secretary and
\s\ Carlos M. Lamadrid                           Chief Financial Officer                          March 27, 1997
------------------------------------------       ------------------------------                   --------------
Carlos M. Lamadrid

\s\ Robert L. Bluhm                              Financial Controller                             March 27, 1997
------------------------------------------       ------------------------------                   --------------
Robert L. Bluhm