Form 10-Q
period 1997-03-31
POPE & TALBOT INC /DE/
filed 1997-05-13
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______ to ______


                           Commission File No. 1-7852


                               POPE & TALBOT, INC.


          Delaware                                   94-0777139
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

1500 S.W. 1st Ave., Portland, Oregon                   97201
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (503) 228-9161



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

        Common stock, $1 par value - 13,363,779 shares as of May 6, 1997

                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements:

              Consolidated Condensed Balance Sheets -
                March 31, 1997 and December 31, 1996                          2

              Consolidated Statements of Income -
                Three Months Ended March 31, 1997 and 1996                    3

              Consolidated Condensed Statements of Cash Flows -
                Three Months Ended March 31, 1997 and 1996                    4

              Notes to Consolidated Condensed Financial Statements            5

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             6-8

PART II. OTHER INFORMATION

         ITEM 4.  Submission of Matters to a Vote of Security Holders        9

         ITEM 6.  Exhibits and Reports on Form 8-K                         9-12

PART I.
                               POPE & TALBOT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                   March 31,       December 31,
                                                     1997             1996
                                                   ---------       ---------
         ASSETS
Current assets:
     Cash and cash equivalents                     $  33,882       $  32,208
     Accounts receivable                              44,666          39,170
     Inventories:
         Raw materials                                43,620          49,353
         Finished goods                               34,211          31,683
                                                   ---------       ---------
                                                      77,831          81,036
     Prepaid expenses                                 12,527          12,088
                                                   ---------       ---------
              Total current assets                   168,906         164,502

Properties:
     Plant and equipment                             458,959         458,281
     Accumulated depreciation                       (273,631)       (266,862)
                                                   ---------       ---------
                                                     185,328         191,419
     Land and timber cutting rights                   10,155          10,247
                                                   ---------       ---------
              Total properties                       195,483         201,666

Other assets:
     Deferred income tax assets, net                  23,158          21,871
     Goodwill, net of amortization                     3,822           3,863
     Other                                            15,845          16,027
                                                   ---------       ---------
              Total other assets                      42,825          41,761
                                                   ---------       ---------
                                                   $ 407,214       $ 407,929
                                                   =========       =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                 $  31,100       $  30,000
     Current portion of long-term debt                   488             488
     Accounts payable and accrued liabilities         53,920          55,215
     Income taxes                                      2,131           1,364
                                                   ---------       ---------
              Total current liabilities               87,639          87,067

Noncurrent liabilities:
     Reforestation                                    17,620          16,721
     Postretirement benefits                          13,061          12,887
     Long-term debt, net of current portion          107,907         108,026
                                                   ---------       ---------
              Total noncurrent liabilities           138,588         137,634

Stockholders' equity:
     Common stock                                     13,972          13,972
     Additional paid-in capital                       35,976          35,976
     Retained earnings                               149,402         150,563
     Cumulative translation adjustments               (7,252)         (6,172)
     Less treasury shares at cost                    (11,111)        (11,111)
                                                   ---------       ---------
              Total stockholders' equity             180,987         183,228
                                                   ---------       ---------
                                                   $ 407,214       $ 407,929
                                                   =========       =========


The accompanying notes are an integral part of these consolidated condensed balance sheets.

                               POPE & TALBOT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                                           Three months ended
                                                                               March 31,
                                                                   -------------------------------
                                                                         1997              1996
                                                                   ------------      ------------
Revenues:
   Wood products                                                   $     64,314      $     54,047
   Pulp and paper products                                               52,560            56,635
                                                                   ------------      ------------
     Total                                                              116,874           110,682

Costs and expenses:
   Cost of sales:
     Wood products                                                       56,440            49,904
     Pulp and paper products                                             51,000            58,032
   Selling, general and administrative                                    4,870             4,818
   Interest, net                                                          2,189             2,537
                                                                   ------------      ------------
     Total                                                              114,499           115,291

Income (loss) before income taxes and discontinued operations             2,375            (4,609)

Income tax provision (benefit)                                              997            (1,844)
                                                                   ------------      ------------

Income (loss) from continuing operations                                  1,378            (2,765)

Discontinued operations:
   Gain on disposal of discontinued operations
     (Net of applicable income taxes of $2,074)                               -             3,110
                                                                   ------------      ------------

Net income                                                         $      1,378      $        345
                                                                   ============      ============

Income (loss) per common share:
     Income (loss) from continuing operations                      $        .10      $       (.20)
     Income from discontinued operations                                      -               .23
                                                                   ------------      ------------
       Net income                                                  $        .10      $        .03
                                                                   ============      ============

Cash dividends per common share                                    $        .19      $        .19
                                                                   ============      ============

Weighted average number of common shares outstanding                 13,363,779        13,363,779
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

                               POPE & TALBOT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                               Three months ended
                                                                                    March 31,
                                                                            ----------------------
                                                                                1997          1996
                                                                            --------       --------
Cash flow from operating activities:
   Net income                                                               $  1,378       $    345
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
       Depreciation and amortization                                           7,537          8,055
       Gain on disposal of discontinued operations                                 -         (5,184)
       Increase (decrease) in:
           Accounts payable and accrued liabilities                           (1,295)       (13,283)
           Income taxes                                                          767         (3,788)
           Reforestation                                                       1,076          1,049
           Postretirement benefits                                               174            174
       Decrease (increase) in:
           Accounts receivable                                                (5,496)         4,366
           Inventories                                                         3,205         (3,900)
           Deposits on timber purchase contracts                                  40           (983)
           Prepaid expenses                                                     (409)          (626)
           Deferred income taxes                                              (1,315)             -
           Other assets                                                         (782)           348
                                                                            --------       --------
                  Net cash provided by (used for) operating activities         4,880        (13,427)

Cash flow from investing activities:
   Capital expenditures                                                       (1,650)          (677)
   Proceeds from disposal of discontinued operations                               -         50,500
   Proceeds from sale of Paragon Trade Brands, Inc. common stock                   -          4,819
   Proceeds from sale of other properties                                          2          1,527
                                                                            --------       --------
                  Net cash provided by (used for) investing activities        (1,648)        56,169

Cash flow from financing activities:
   Net increase (decrease) in short-term borrowings                            1,100        (40,500)
   Net reduction of long-term debt                                              (119)       (10,112)
   Cash dividends                                                             (2,539)        (2,539)
                                                                            --------       --------
                  Net cash used for financing activities                      (1,558)       (53,151)
                                                                            --------       --------

                  Increase (decrease) in cash and cash equivalents             1,674        (10,409)

                  Cash and cash equivalents at
                    beginning of period                                       32,208         13,826
                                                                            --------       --------

                  Cash and cash equivalents at
                    end of period                                           $ 33,882       $  3,417
                                                                            ========       ========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                               POPE & TALBOT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             March 31, 1997 and 1996
                                   (Unaudited)

1.   General

         The consolidated condensed interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996, and the results of operations and changes in cash flows for the three months ended March 31, 1997 and 1996. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's 1996 report on Form 10-K. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

                               POPE & TALBOT, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             MARCH 31, 1997 AND 1996
                                   (unaudited)


RESULTS OF OPERATIONS

Solid wood products operating profits and break-even results in the pulp and paper segment led to first quarter 1997 net income of $1,378,000, or $.10 per share, for Pope & Talbot, Inc. (the Company). The 1997 first quarter income compared to a loss from continuing operations of $2,765,000, or $.20 per share, in the first quarter of 1996. Additionally, in the first quarter of 1996, the Company reported a gain on the disposal of its discontinued disposable diaper business of $3,110,000, or $.23 per share. Revenues of $116,874,000 in the first quarter 1997 were 6 percent higher than those in the 1996 first quarter reflecting increased lumber sales which more than offset lower pulp and wood chip revenues.

In the wood products segment, earnings of $6.8 million in the first quarter of 1997 were substantially improved over first quarter 1996 income of $3.0 million. The 1996 first quarter results included a $2.1 million gain related to the sale of sawmill equipment at Port Gamble. The Port Gamble facility was permanently shut down in the fourth quarter of 1995. This segment comprised 55 percent of 1997 first quarter sales. Total 1997 first quarter wood products revenues of $64.3 million were 19 percent higher than first quarter 1996 revenues reflecting increased lumber prices and volumes which more than offset lower residual wood chip prices. Overall lumber prices in the first quarter of 1997 remained strong at levels slightly better than the 1996 fourth quarter. First quarter 1997 lumber prices were about 31 percent higher than for the corresponding period of 1996. Although lumber prices have remained strong, the sawmills' residual chip markets in the Pacific Northwest and British Columbia remain weak, reflecting the continued poor world pulp markets. First quarter 1997 chip prices were only half the first quarter 1996 price levels and were down about 10 percent from the 1996 fourth quarter averages. The Company uses residual chips in its pulp business which mitigates somewhat the impact of these low chip prices in the lumber business. However, the Company produces more residual chips in its lumber business than it consumes in the pulp business, so on balance, weak chip prices have a detrimental impact on the Company's overall operating results.

Lumber sales volume of 139 million board feet in the first quarter of 1997 approximated the 1997 first quarter sawmill capacity and compared to shipments of 130 million board feet in the first quarter of 1996. The year-to-year volume increase reflected increased production at the Company's Canadian sawmills to take advantage of the favorable lumber markets. During 1996, U.S. and Canadian trade negotiators reached an agreement establishing volume quotas on Canadian softwood lumber shipments to the U.S. The agreement specifies on a company by company basis the lumber volumes which may be shipped to the U.S. tariff-free and those volumes subject to a per thousand board foot tariff. March 31, 1997, represented the end of the first fiscal year lumber quota period related to this agreement. During the 1997 first quarter, shipments from the Company's Canadian sawmills into the U.S. resulted in tariff charges of about $0.9 million. Approximately 75 percent of the Company's 1997 lumber capacity is located in British Columbia, Canada.

The pulp and paper segment, which represented 45 percent of first quarter
1997 revenues, broke even in the first quarter of 1997 compared to a loss of $2.9 million in the first quarter of 1996. The 1997 first quarter results reflect profitable tissue operations which offset continued losses in the Company's pulp business. Segment revenues of $52.6 million were down 7 percent from the first quarter of 1996 due mainly to lower tissue and pulp pricing which more than offset improved tissue and pulp volumes.

The Company's pulp business, which comprised approximately 17 percent of first quarter 1997 revenues, continued to incur losses as the industry suffered from high inventory levels and poor market pulp prices. Pulp pricing peaked in the fourth quarter of 1995 followed by a rapid decline at the end of 1995 which continued through the first quarter of 1996. Pulp prices for the balance of 1996 approximated the low end of first quarter 1996 levels and prices in the first quarter of 1997 fell even further. First quarter 1997 Company pulp prices were 8 percent below the already depressed 1996 fourth quarter levels and were 30 percent lower than the 1996 first quarter prices. First quarter 1997 pulp prices were nearly 50 percent below prices realized at the fourth quarter 1995 peak. The Company sold about half of its first quarter 1997 and 1996 pulp volumes to the Grays Harbor Paper Company (Grays Harbor). Under the Company's supply agreement with Grays Harbor, pulp prices are tied to a formula based on white paper prices which typically move on a different cycle than market pulp. During 1996, the Company benefited from this pricing formula because white paper prices did not fall as rapidly as market pulp prices. In the first quarter of 1997, however, Grays Harbor and market pulp pricing were relatively comparable. As discussed for the Company's wood products segment, residual wood chip prices remained low in the first quarter of 1997. Consistent with these low residual wood chip prices, sawdust costs also remained low in the 1997 first quarter. The low sawdust costs are significant in that sawdust pulp represented over half of first quarter 1997 pulp production. These low chip and sawdust prices have helped somewhat to offset the impact of the depressed pulp sales prices. During the 1997 first quarter, the Halsey mill operated at approximately 97 percent of capacity compared to 80 percent of capacity production in the 1996 first quarter. The below-capacity 1996 production related mainly to a market induced 2-week shutdown taken at the end of the first quarter combined with a 3-day flood-caused shutdown in February 1996.

The Company's tissue business, which represented about 28 percent of 1997 first quarter revenues, generated profits in the first quarter of 1997 which exceeded the small profits produced in the corresponding 1996 period. This improved profitability reflected higher tissue volumes, lower wastepaper costs and improved operating efficiencies at the Ransom, Pennsylvania facility which more than offset lower tissue prices. During 1996, particularly in the first quarter, the Company worked through the process of rebuilding lost business and correcting operating inefficiencies resulting from the seven-month 1995 labor strike at the Ransom facility. This labor strike was settled late in the 1995 fourth quarter. Due mainly to these Ransom improvements, tissue sales volume in the first quarter of 1997 was 12 percent higher than the comparable 1996 period. After several years of poor tissue pricing, the Company benefited from continuously improving prices during 1995 and early 1996. During the second quarter of 1996, Procter & Gamble and Kimberly-Clark announced 6 to 8 percent average tissue price reductions and the Company responded by decreasing tissue prices in the second and third quarters of 1996. First quarter 1997 tissue prices were essentially flat relative to the fourth quarter of 1996, but were 9 percent lower than first quarter 1996 prices. After being pushed to record levels during 1995, wastepaper pricing began to decline at year-end 1995 and accelerated through the first quarter of 1996 consistent with market pulp prices. The Company's wastepaper costs have remained fairly stable since the dramatic decreases early in 1996. First quarter 1997 wastepaper costs were 16 percent below those in the first quarter 1996 and approximated the fourth quarter 1996 prices. During the first quarter 1997, the tissue business operated essentially at capacity.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1997, operations generated cash of $4.9 million. Income before non-cash charges for depreciation and amortization generated $8.9 million of cash. Increases in accounts receivable related mainly to higher pulp business export sales in March 1997 used cash of $5.5 million. Reductions of inventories related primarily to decreases in the relatively large year-end Canadian log inventories generated cash of $3.2 million.

Capital spending of $1.7 million in the first quarter of 1997 was used primarily for relatively small, business-sustaining projects. The Company anticipates that approximately $5 million will be required to complete previously approved projects and that total capital spending for 1997 will approximate $15 million. It is anticipated that capital spending for the remainder of the year will be financed from internally generated cash and, if necessary, from the Company's line of credit.

The Company returned $2.5 million to shareholders in the form of dividends in the first quarter of 1997. The Company currently has a $75 million revolving-credit agreement under which $22 million was outstanding at March 31, 1997, leaving an unused balance of $53 million. The Company also has a $10 million uncommitted credit line which is used primarily to facilitate cash management activities. This uncommitted credit line had $9.1 million outstanding at March 31, 1997.


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

PART II.

  ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on April 30, 1997. The following members were elected to the Company's Board of Directors to hold office for three-year terms expiring in 2000.

          Nominee                      In Favor             Withheld
          -------                      --------             --------
          Gordon P. Andrews       12,322,904 (98.5%)        186,616 (1.5%)
          Peter T. Pope           11,296,494 (90.3%)      1,213,026 (9.7%)
          Brooks Walker, Jr.      11,284,870 (90.2%)      1,224,650 (9.8%)

     Additionally, the following directors were elected in previous years to three-year terms on the Company's Board of Directors and will continue their terms of office: Hamilton W. Budge, Charles Crocker, Michael Flannery, Warren E. McCain, Robert Stevens Miller, Jr. and Hugo G.L. Powell.

     The results of the voting on the ratification of selection of Arthur Andersen LLP as independent public accountants was as follows:

               In Favor             Opposed             Abstained
               --------             -------             ---------
          12,434,111 (99.4%)      25,716 (0.2%)        49,693 (0.4%)


  ITEM 6.  Exhibits and Reports on Form 8-K

     Exhibits
          3.1 Certificate of Incorporation, as amended. (Incorporated herein by reference to Exhibit 3(a) to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1992.)

          3.2 Bylaws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1996.)

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

          4.10 Revolving Line of Credit Agreement, dated July 25, 1996, between the Company and the United States National Bank of Oregon. (Incorporated herein by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended
                    December 31,1996.)

          4.11 Modification Agreement, dated as of November 18, 1996, to the Revolving Credit Agreement, dated May 6, 1992, among the
                    Company and the United States National Bank of Oregon; CIBC,
                    Inc.; ABN AMRO Bank N.V.; Bank of America Illinois; and
                    Wachovia Bank of Georgia, National Association.
                    (Incorporated herein by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1996.)

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

          Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the three months ended March 31, 1997.

                               POPE & TALBOT, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        POPE & TALBOT, INC.
                                      ------------------------
                                             Registrant





Date:  May 13, 1997                      /s/  C. Lamadrid
                                      -------------------------
                                      C. Lamadrid
                                      Senior Vice President and
                                      Chief Financial Officer