Form 10-Q
period 1997-06-30
POPE & TALBOT INC /DE/
filed 1997-08-08
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                           Commission File No.   1-7852
                                               ----------

                               POPE & TALBOT, INC.
                               -------------------


            Delaware                                   94-0777139
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

1500 S.W. 1st Ave., Portland, Oregon                     97201
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:   (503) 228-9161
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

       Common stock, $1 par value - 13,459,951 shares as of August 4, 1997

PART I.  FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
     ITEM 1. Financial Statements:

       Consolidated Condensed Balance Sheets -
         June 30, 1997 and December 31, 1996                                 2

       Consolidated Statements of Income -
         Three and Six Months Ended June 30, 1997 and 1996                   3

       Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 30, 1997 and 1996                             4

       Notes to Consolidated Condensed Financial Statements                5-6


     ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                7-10


PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings                                              11

     ITEM 6. Exhibits and Reports on Form 8-K                            11-14

PART I.

                               POPE & TALBOT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                     June 30,         December 31,
                                                       1997              1996
                                                     ---------        ------------
         ASSETS
         ------
Current assets:
     Cash and cash equivalents                       $  44,533         $  32,208
     Accounts receivable                                47,489            39,170
     Inventories:
         Raw materials                                  26,786            49,353
         Finished goods                                 29,922            31,683
                                                     ---------         ---------
                                                        56,708            81,036
     Prepaid expenses and other                         12,679            12,088
                                                     ---------         ---------
              Total current assets                     161,409           164,502

Properties:
     Plant and equipment                               460,436           458,281
     Accumulated depreciation                         (279,425)         (266,862)
                                                     ---------         ---------
                                                       181,011           191,419
     Land and timber cutting rights                     10,134            10,247
                                                     ---------         ---------
              Total properties                         191,145           201,666

Other assets:
     Deferred income tax assets, net                    23,490            21,871
     Goodwill, net of amortization                       3,780             3,863
     Other                                              18,405            16,027
                                                     ---------         ---------
              Total other assets                        45,675            41,761
                                                     ---------         ---------
                                                     $ 398,229         $ 407,929
                                                     =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
     Notes payable                                   $  22,800         $  30,000
     Current portion of long-term debt                     488               488
     Accounts payable and accrued liabilities           52,504            55,215
     Income taxes                                        3,217             1,364
                                                     ---------         ---------
              Total current liabilities                 79,009            87,067

Noncurrent liabilities:
     Reforestation                                      17,448            16,721
     Postretirement benefits                            13,207            12,887
     Long-term debt, net of current portion            107,786           108,026
                                                     ---------         ---------
              Total noncurrent liabilities             138,441           137,634

Stockholders' equity:
     Common stock                                       13,972            13,972
     Additional paid-in capital                         34,130            35,976
     Retained earnings                                 150,844           150,563
     Cumulative translation adjustments                 (7,065)           (6,172)
     Less treasury shares at cost                      (11,102)          (11,111)
                                                     ---------         ---------
              Total stockholders' equity               180,779           183,228
                                                     ---------         ---------
                                                     $ 398,229         $ 407,929
                                                     =========         =========


The accompanying notes are an integral part of these consolidated condensed balance sheets.

                               POPE & TALBOT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                        Three months ended               Six months ended
                                                             June 30,                        June 30,
                                                       --------------------            --------------------
                                                       1997            1996            1997            1996
                                                       ----            ----            ----            ----
Revenues:
   Wood products                                    $    70,014     $    56,552     $   134,328     $    110,599
   Pulp and paper products                               54,823          54,015         107,383          110,650
                                                    -----------     -----------     -----------     ------------
     Total                                              124,837         110,567         241,711          221,249

Costs and expenses:
   Cost of sales:
     Wood products                                       59,225          51,724         115,665          101,628
     Pulp and paper products                             51,292          51,880         102,292          109,912
   Selling, general and administrative                    5,082           3,926           9,952            8,744
   Interest, net                                          2,212           1,932           4,401            4,469
                                                    -----------     -----------     -----------     ------------
     Total                                              117,811         109,462         232,310          224,753
                                                    -----------     -----------     -----------     ------------

Income (loss) before income taxes and
  discontinued operations                                 7,026           1,105           9,401           (3,504)

Income tax provision (benefit)                            3,045             443           4,042           (1,401)
                                                    -----------     -----------     -----------     ------------

Income (loss) from continuing operations                  3,981             662           5,359           (2,103)

Discontinued operations:
   Gain on disposal of discontinued operations
     (Net of applicable income taxes of $2,074)              --              --              --            3,110
                                                    -----------     -----------     -----------     ------------

Net income                                          $     3,981     $       662     $     5,359     $      1,007
                                                    ===========     ===========     ===========     ============

Income (loss) per common share:
     Income (loss) from continuing operations       $       .30     $       .05     $       .40     $       (.15)
     Income from discontinued operations                     --              --              --              .23
                                                    -----------     -----------     -----------     ------------
       Net income                                   $       .30     $       .05     $       .40     $        .08
                                                    ===========     ===========     ===========     ============

Cash dividends per common share                     $       .19     $       .19     $       .38     $        .38
                                                    ===========     ===========     ===========     ============

Weighted average number of
   common shares outstanding                         13,363,997      13,363,779      13,363,888       13,363,779
                                                    ===========     ===========     ===========     ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               POPE & TALBOT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                   Six months ended
                                                                       June 30,
                                                                  ------------------
                                                                  1997          1996
                                                                  ----          ----
Cash flow from operating activities:
   Net income                                                   $  5,359      $  1,007
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                              15,025        15,990
       Gain on disposal of discontinued operations                    --        (5,184)
       Increase (decrease) in:
           Accounts payable and accrued liabilities               (2,711)      (18,778)
           Income taxes                                            1,853        (3,926)
           Reforestation                                             859           704
           Postretirement benefits                                   320           348
       Decrease (increase) in:
           Accounts receivable                                    (8,319)       14,610
           Inventories                                            24,328        10,934
           Deposits on timber purchase contracts                     192        (1,108)
           Prepaid expenses                                         (809)       (1,570)
           Deferred income taxes, net                             (1,640)         (807)
           Other assets                                           (3,129)          689
                                                                --------      --------
                  Net cash provided by operating activities       31,328        12,909

Cash flow from investing activities:
   Capital expenditures                                           (4,662)       (1,857)
   Proceeds from disposal of discontinued operations                  --        50,500
   Proceeds from sale of Paragon Trade Brands, Inc.
     common stock                                                     --         4,819
   Proceeds from sale of other properties                             23         2,214
                                                                --------      --------
                  Net cash provided by (used for)
                    investing activities                          (4,639)       55,676

Cash flow from financing activities:
   Net decrease in short-term borrowings                          (7,200)      (39,000)
   Net reduction of long-term debt                                  (240)      (30,225)
   Partnership transaction tax settlement costs                   (1,846)           --
   Cash dividends                                                 (5,078)       (5,078)
                                                                --------      --------
                  Net cash used for financing activities         (14,364)      (74,303)
                                                                --------      --------

                  Increase (decrease) in cash and
                    cash equivalents                              12,325        (5,718)

                  Cash and cash equivalents at
                    beginning of period                           32,208        13,826
                                                                --------      --------

                  Cash and cash equivalents at
                    end of period                               $ 44,533      $  8,108
                                                                ========      ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               POPE & TALBOT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996
                                   (Unaudited)
1.  General

         The consolidated condensed interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996, the results of operations for the three and six months ended June 30, 1997 and 1996, and changes in cash flows for the six months ended June 30, 1997 and 1996. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's 1996 report on Form 10-K. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.  Income Taxes

         The income tax provision is estimated on an interim basis using the best available information for projected results for the entire year.

         In 1985, the stockholders of the Company approved a Plan of Distribution pursuant to which all of the Company's timber properties and development properties and related assets and liabilities in the State of Washington were transferred to newly-formed Pope Resources, A Delaware Limited Partnership (the Partnership). The transfer resulted in $10.3 million of taxes currently payable in 1985, which was charged to stockholders' equity.

         The distribution value for federal income tax purposes that was assigned to the assets transferred to the Partnership has been challenged by the Internal Revenue Service (IRS). In January 1993, the Company petitioned the United States Tax Court (Tax Court) in order to resolve the disputed value of the distribution. The issue was argued before the Tax Court during the third quarter 1995 and follow-up legal briefs were then filed into December 1995. Primarily in 1995, the Company incurred costs defending its tax position in this case. In 1995, these defense costs, together with related tax payments and interest charges totaling $4.9 million, net of tax benefits of $1.4 million, were recognized as a reduction in additional paid-in capital with respect to the Partnership transaction. In March 1997, the Tax Court rendered a decision which will become final, subject to appeal, when the Company and the IRS agree to the tax liability based upon the Court's decision. In the second quarter of 1997, based on the Company's best estimate of the ultimate tax settlement taking into consideration the Tax Court's decision, the Company recognized a reduction in additional paid-in capital of $1.8 million. This charge to equity, which represents the minimum in the estimated range of exposure to the Company, reflected tax settlement and interest amounts totaling $2.5 million, net of tax benefits of $0.7 million. The Company estimates the potential for further equity reductions upon final tax settlement will range from zero up to $3 million. Any final tax settlements will be recognized as a reduction in equity with respect to the partnership transaction.

3.  Earnings per Share

         Per share information is based on the weighted average number of common shares outstanding during each period.

         Refer to Exhibit 11.1 of this filing for the computation of average common shares outstanding and earnings per share.

                               POPE & TALBOT, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                             June 30, 1997 AND 1996
                                   (unaudited)


RESULTS OF OPERATIONS

Operating profits in both the wood products and pulp and paper products segments led to second quarter 1997 net income of $3,981,000, or $.30 per share, for Pope & Talbot, Inc. (the Company). The 1997 second quarter net income compared to net income of $662,000, or $.05 per share, in the second quarter of 1996. Revenues of $124,837,000 in the second quarter of 1997 were 13 percent higher than those in the 1996 second quarter reflecting higher lumber and tissue sales which more than offset lower pulp revenues. Second quarter 1997 year-to-date net income totaled $5,359,000, or $.40 per share, which compared to net income of $1,007,000, or $.08 per share, for the corresponding six months of 1996. The 1996 year-to-date net income reflected a loss from continuing operations of $2,103,000, or $.15 per share, and a gain on the disposal of the Company's discontinued disposable diaper business of $3,110,000, or $.23 per share.

The wood products segment, which comprised 56 percent of 1997 second quarter sales, generated second quarter 1997 earnings of $9.6 million which were substantially improved over income of $3.9 million in the second quarter of 1996. Second quarter 1997 year-to-date wood products earnings were $16.4 million versus income of $6.9 million in the comparable 1996 period. Included in the 1996 year-to-date results was a $2.1 million gain recorded in the first quarter related to the sale of sawmill equipment at Port Gamble. The Port Gamble facility was permanently shut down in the fourth quarter of 1995. Total 1997 second quarter wood products revenues of $70.0 million were 24 percent higher than second quarter 1996 and year-to-date 1997 wood products revenues of $134.3 million compared to sales of $110.6 million for the corresponding 1996 period. These 1997 revenue increases reflect higher lumber prices and volumes which more than offset lower residual wood chip prices. Second quarter 1997 lumber price increases continued a trend of higher quarterly prices which began in mid-1995. Lumber prices in the 1997 second quarter were about 19 percent higher than for the corresponding period of 1996. Average lumber prices for the first six months of 1997 were about 25 percent above year-to-date 1996 levels. While it is difficult to project lumber prices due to the commodity nature of the business, lumber prices appear to have hit their cyclical peak in the 1997 second quarter. During the second quarter, sales prices were highest in May. June's prices were 4 percent lower than May and July's prices fell 4 percent from June levels. Although lumber prices have been strong through the first half of 1997, the sawmill's residual chip markets in the Pacific Northwest and British Columbia remain weak, reflecting the continued poor world pulp markets. Second quarter 1997 chip prices were 16 percent below the second quarter 1996 prices at levels which have remained fairly flat since the third quarter of 1996. The Company uses residual chips in its pulp business which mitigates somewhat the impact of these low chip prices in the lumber business. However, the Company produces more residual chips in its lumber business than it consumes in the pulp business, so on balance, weak chip prices have a detrimental impact on the Company's overall operating results.

Lumber sales volume of 151 million board feet in the second quarter of 1997 compared to shipments of 139 million in the corresponding 1996 quarter. Shipments for the first six months of 1997 totaled 290 million board feet versus 269 million board feet during the comparable 1996 period. The year-to-year volume increases reflected increased production at the Company's Canadian sawmills to take advantage of the favorable lumber markets. The Company's sawmills operated essentially at capacity during the second quarter of 1997.

During 1996, U.S. and Canadian trade negotiators reached an agreement establishing volume quotas on Canadian softwood lumber shipments to the U.S. Based on this agreement, Canadian lumber producers are assigned volume quotas specifying on a company by company basis the lumber volumes which may be shipped to the U.S. tariff-free and those volumes subject to a per thousand board foot tariff. March 31, 1997, represented the end of the first fiscal year lumber quota period related to this agreement and the Company shipped volumes in excess of its quota during the period. In June 1997, the Company was informed of its fiscal year 1997/1998 quota volumes which applied retroactively to April 1. The Company's updated tariff-free volume allocation for the current fiscal year represents an 11.4 million board foot reduction from the 1996/1997 fiscal year allocations. Partially offsetting this tariff-free allocation reduction was a
2.6 million board foot increase in the Company's volume allocation subject to the lower $50 per thousand board foot tariff. The Company believes its volume allocations were determined consistently with other British Columbia lumber producers. During the first half of 1997, the Company reflected tariff charges of about $2.1 million related to shipments from the Company's Canadian sawmills into the U.S. Approximately 75 percent of the Company's 1997 lumber capacity is located in British Columbia.

The pulp and paper segment generated profits of $1.9 million in the second quarter of 1997 compared to profits of $0.8 million in the 1996 second quarter. Year-to-date results reflect profits of $2.0 million and losses of $2.1 million in 1997 and 1996, respectively. In the second quarter and first half of 1997, profitable tissue operations more than offset continued losses in the Company's pulp business. Segment revenues of $54.8 million, or 44 percent of Company sales, were up slightly from second quarter 1996 revenues of $54.0 million. These second quarter revenues reflected higher tissue volumes which offset lower tissue and pulp prices. Year-to-date segment revenues of $107.4 million were down 3 percent from revenues in the first half of 1996 as increased tissue and pulp volumes were more than offset by lower tissue and pulp prices.

The Company's pulp business represented 15 percent of second quarter 1997 revenues. In the 1997 second quarter, this business continued to incur losses as market pulp prices remained poor. Second quarter and year-to-date 1997 pulp losses were slightly larger than they were for the comparable 1996 periods due mainly to lower pulp prices. Pulp pricing peaked in the fourth quarter of 1995 followed by a rapid decline at the end of 1995 which continued through the first quarter of 1996. Pulp prices for the balance of 1996 approximated the low end of first quarter 1996 levels and prices in the first quarter of 1997 fell even further. Second quarter 1997 prices improved only slightly from the low first quarter levels. Second quarter 1997 Company pulp prices were 6 percent lower than the 1996 second quarter prices and were nearly 50 percent below prices realized at the fourth quarter 1995 peak. Year-to-date second quarter 1997 pulp prices were 18 percent below the first half 1996 pulp prices. The Company sold about half of its second quarter year-to-date 1997 and 1996 pulp volumes to the Grays Harbor Paper Company (Grays Harbor). Under the Company's supply agreement with Grays Harbor, pulp prices are tied to a formula based on white paper prices which typically move at different times during a cycle than market pulp. During 1996, the Company benefited from this pricing formula because white paper prices did not fall as rapidly as market pulp prices. During the first half of 1997, however, Grays Harbor and market pulp pricing were relatively comparable. As discussed for the Company's wood products segment, residual wood chip prices have remained low during the first half of 1997. Consistent with these low residual wood chip prices, sawdust costs also remained low in the 1997 first half. The low sawdust costs are significant since sawdust pulp represented over half of second quarter year-to-date 1997 pulp production. These low chip and sawdust prices have helped somewhat to offset the impact of the depressed pulp sales prices. During the second quarter and first half of 1997, the Halsey mill operated at near capacity levels.

The Company's tissue business, which represented about 29 percent of 1997 second quarter revenues, generated profits in the second quarter and first half of 1997 which exceeded the small profits produced in the corresponding 1996 periods. This improved profitability reflected higher tissue volumes and improved operating efficiencies at the Ransom, Pennsylvania facility which more than offset lower tissue prices. During 1996, particularly in the first quarter, the Company worked through the process of rebuilding lost business and correcting operating inefficiencies resulting from the seven-month 1995 labor strike at the Ransom facility. This labor strike was settled late in the 1995 fourth quarter. Due largely to these Ransom improvements, tissue sales volume in the first half of 1997 was 15 percent higher than the comparable 1996 period. After several years of poor tissue pricing, the Company benefited from continuously improving prices during 1995 and early 1996. During the second quarter of 1996, Procter & Gamble and Kimberly-Clark announced 6 to 8 percent average tissue price reductions and the Company responded by decreasing tissue prices in the second and third quarters of 1996. First quarter 1997 tissue prices were essentially flat relative to the fourth quarter of 1996 while the 1997 second quarter prices fell about 2 percent from the first quarter due to higher promotional activity. Second quarter and year-to-date 1997 tissue prices were 8 percent below tissue prices in the comparable 1996 periods. After being pushed to record levels during 1995, wastepaper pricing began to decline at year-end 1995 and accelerated through the first quarter of 1996 consistent with market pulp prices. The Company's wastepaper costs have remained fairly stable since the dramatic decreases early in 1996. Second quarter 1997 wastepaper costs were 7 percent higher than costs in the second quarter of 1996 while first half 1997 wastepaper costs were 3 percent below those in the 1996 first half. During the second quarter and first half of 1997, the tissue business operated essentially at capacity.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1997, operations generated cash of $31.3 million. Income before non-cash charges for depreciation and amortization generated $20.4 million of cash during the first six months of 1997. Increases in accounts receivable related mainly to higher lumber shipments and prices in June 1997 than December 1996 combined with higher 1997 pulp business export sales used cash of $8.3 million. Reductions of inventories related primarily to seasonal decreases in log inventories from their relatively large year-end 1996 levels generated cash of $24.3 million.

Capital spending of $4.7 million for the first six months of 1997 was used primarily for relatively small, business-sustaining projects. The Company anticipates that approximately $4 million will be required to complete previously approved projects and that total capital spending for 1997 will approximate $16 million. It is anticipated that capital spending for the remainder of the year will be financed from internally generated cash and, if necessary, from the Company's lines of credit.

Through the first six months of 1997, the Company returned $5.1 million to shareholders in the form of dividends. The Company has also paid down $7.4 million of debt during the first half of 1997. The Company currently has a $75 million revolving-credit agreement under which $22 million was outstanding at June 30, 1997. The Company also has a $10 million uncommitted credit line which is used primarily to facilitate cash management activities. This uncommitted credit line had $0.8 million outstanding at June 30, 1997.

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

           The Company assigned to the assets transferred a distribution value for federal income tax purposes based upon the public trading price of the partnership interests at the time of distribution. The Internal Revenue Service (IRS) has asserted that the Company owes additional federal income tax in connection with this transaction and the Company has disputed this asserted tax liability. The issue was argued before the U.S. Tax Court (Tax Court) during 1995. Primarily in 1995, the Company incurred costs defending its tax position in this case. In 1995, these defense costs, together with related tax payments and interest charges totaling $4.9 million, net of tax benefits of $1.4 million, were recognized as a reduction in equity. In March 1997, the Tax Court rendered a decision which will become final, subject to appeal, when the Company and the IRS agree to the tax liability based upon the Court's decision. In the second quarter of 1997, based on the Company's best estimate of the ultimate tax settlement taking into consideration the Tax Court's decision, the Company recognized a reduction in equity of $1.8 million. This charge to equity, which represents the minimum in the estimated range of exposure to the Company, reflected tax settlement and interest amounts totaling $2.5 million, net of tax benefits of $0.7 million. The Company estimates the potential for further equity reductions upon final tax settlement will range from zero up to $3 million. Any final tax settlements will be recognized as a reduction in equity with respect to the partnership transaction.

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

              4.12 Modification Agreement, dated as of June 9, 1997, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and the United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Bank of America Illinois; and Wachovia Bank of Georgia, National Association.

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

           Reports on Form 8-K
           -------------------

           No reports on Form 8-K were filed during the three months ended June 30, 1997.

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



                                                POPE & TALBOT, INC.
                                        ------------------------------------
                                                    Registrant



Date:  August 8, 1997                   /s/  Robert J. Day
                                        ------------------------------------
                                        Robert J. Day
                                        Senior Vice President and
                                        Chief Financial Officer