Form 10-Q
period 1997-09-30
POPE & TALBOT INC /DE/
filed 1997-11-12
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to __________

                           Commission File No. 1-7852

                               POPE & TALBOT, INC.


          Delaware                                         94-0777139
---------------------------------------       ----------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                               Number)

1500 S.W. 1st Ave., Portland, Oregon                          97201
---------------------------------------       ----------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:          (503) 228-9161
                                                      --------------------------


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

      Common stock, $1 par value - 13,481,441 shares as of November 3, 1997

PART I.      FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------

        ITEM 1.   Financial Statements:

           Consolidated Condensed Balance Sheets -
             September 30, 1997 and December 31, 1996                        2

           Consolidated Statements of Income -
             Three and Nine Months Ended September 30, 1997 and 1996         3

           Consolidated Condensed Statements of Cash Flows -
             Nine Months Ended September 30, 1997 and 1996                   4

           Notes to Consolidated Condensed Financial Statements            5-6

        ITEM 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           7-11

PART II.     OTHER INFORMATION

        ITEM 1.   Legal Proceedings                                         12

        ITEM 6.   Exhibits and Reports on Form 8-K                       12-15

PART I.

                               POPE & TALBOT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)

                                              September 30,  December 31,
                                                   1997           1996
                                                ---------     ---------
        ASSETS
Current assets:
    Cash and cash equivalents                   $  55,288     $  32,208
    Accounts receivable                            45,244        39,170
    Inventories:
        Raw materials                              37,979        49,353
        Finished goods                             31,091        31,683
                                                ---------     ---------
                                                   69,070        81,036
    Prepaid expenses and other                     12,014        12,088
                                                ---------     ---------
           Total current assets                   181,616       164,502

Properties:
    Plant and equipment                           464,547       458,281
    Accumulated depreciation                     (286,349)     (266,862)
                                                ---------     ---------
                                                  178,198       191,419
    Land and timber cutting rights                 10,093        10,247
                                                ---------     ---------
           Total properties                       188,291       201,666

Other assets:
    Deferred income tax assets, net                23,468        21,871
    Goodwill, net of amortization                   3,739         3,863
    Other                                          17,236        16,027
                                                ---------     ---------
           Total other assets                      44,443        41,761
                                                ---------     ---------
                                                $ 414,350     $ 407,929
                                                =========     =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                               $  26,200     $  30,000
    Current portion of long-term debt                 488           488
    Accounts payable and accrued liabilities       61,710        55,215
    Income taxes                                    4,325         1,364
                                                ---------     ---------
           Total current liabilities               92,723        87,067

Noncurrent liabilities:
    Reforestation                                  17,081        16,721
    Postretirement benefits                        13,353        12,887
    Long-term debt, net of current portion        107,663       108,026
                                                ---------     ---------
           Total noncurrent liabilities           138,097       137,634

Stockholders' equity:
    Common stock                                   13,972        13,972
    Additional paid-in capital                     34,392        35,976
    Retained earnings                             151,646       150,563
    Cumulative translation adjustments             (6,976)       (6,172)
    Less treasury shares at cost                   (9,504)      (11,111)
                                                ---------     ---------
           Total stockholders' equity             183,530       183,228
                                                ---------     ---------
                                                $ 414,350     $ 407,929
                                                =========     =========

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                               POPE & TALBOT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)



                                                       Three months ended             Nine months ended
                                                           September 30,                 September 30,
                                                 ---------------------------   ---------------------------
                                                        1997          1996           1997          1996
                                                 ------------   ------------   ------------   ------------
Revenues:
  Wood products                                  $     60,431   $     58,939   $    194,759   $    169,538
  Pulp and paper products                              54,147         53,427        161,530        164,077
                                                 ------------   ------------   ------------   ------------
    Total                                             114,578        112,366        356,289        333,615

Costs and expenses:
  Cost of sales:
    Wood products                                      53,156         50,678        168,821        152,306
    Pulp and paper products                            48,921         52,589        151,213        162,501
  Selling, general and administrative                   4,488          4,193         14,440         12,937
  Interest, net                                         1,844          2,178          6,245          6,647
                                                 ------------   ------------   ------------   ------------
    Total                                             108,409        109,638        340,719        334,391
                                                 ------------   ------------   ------------   ------------
Income (loss) before income taxes and
  discontinued operations                               6,169          2,728         15,570           (776)

Income tax provision                                    2,809          1,591          6,851            190
                                                 ------------   ------------   ------------   ------------
Income (loss) from continuing operations                3,360          1,137          8,719           (966)

Discontinued operations:
  Gain on disposal of discontinued operations
    (net of applicable income taxes of $2,074)             --             --             --          3,110
                                                 ------------   ------------   ------------   ------------
Net income                                       $      3,360   $      1,137   $      8,719   $      2,144
                                                 ============   ============   ============   ============
Income (loss) per common share:
    Income (loss) from continuing operations     $        .25   $        .08   $        .65   $       (.07)
    Income from discontinued operations                    --             --             --            .23
                                                 ------------   ------------   ------------   ------------
      Net income                                 $        .25   $        .08   $        .65   $        .16
                                                 ============   ============   ============   ============
Cash dividends per common share                  $        .19   $        .19   $        .57   $        .57
                                                 ============   ============   ============   ============
Weighted average number of
  common shares outstanding                        13,465,759     13,363,779     13,398,218     13,363,779
                                                 ============   ============   ============   ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               POPE & TALBOT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                       Nine months ended
                                                                          September 30,
                                                                 ---------------------------
                                                                     1997              1996
                                                                 --------          --------
Cash flow from operating activities:
  Net income                                                     $  8,719          $  2,144
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                22,526            23,739
      Gain on disposal of discontinued operations                      --            (5,184)
      Increase (decrease) in:
         Accounts payable and accrued liabilities                   6,495           (11,196)
         Income taxes                                               2,961            (3,600)
         Reforestation                                                490               375
         Postretirement benefits                                      466               574
      Decrease (increase) in:
         Accounts receivable                                       (6,074)            9,861
         Inventories                                               11,966                96
         Deposits on timber purchase contracts                      1,368              (145)
         Prepaid expenses                                          (1,149)           (1,342)
         Deferred income taxes, net                                (1,618)           (1,701)
         Other assets                                              (2,068)             (670)
                                                                 --------          --------
               Net cash provided by operating activities           44,082            12,951

Cash flow from investing activities:
  Capital expenditures                                             (9,325)           (3,944)
  Proceeds from disposal of discontinued operations                    --            50,500
  Proceeds from sale of Paragon Trade Brands, Inc.
    common stock                                                       --             4,819
  Proceeds from sale of other properties                               99             2,224
                                                                 --------          --------
               Net cash provided by (used for)
                 investing activities                              (9,226)           53,599

Cash flow from financing activities:
  Net decrease in short-term borrowings                            (3,800)           (6,000)
  Net reduction of long-term debt                                    (363)          (30,340)
  Partnership transaction tax settlement costs                     (1,846)               --
  Proceeds from issuance of treasury stock, net                     1,869                --
  Cash dividends                                                   (7,636)           (7,617)
                                                                 --------          --------
               Net cash used for financing activities             (11,776)          (43,957)
                                                                 --------          --------

               Increase in cash and cash equivalents               23,080            22,593

               Cash and cash equivalents at
                 beginning of period                               32,208            13,826
                                                                 --------          --------

               Cash and cash equivalents at
                 end of period                                   $ 55,288          $ 36,419
                                                                 ========          ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               POPE & TALBOT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           September 30, 1997 and 1996
                                   (Unaudited)

1. General

        The consolidated condensed interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine months ended September 30, 1997 and 1996, and changes in cash flows for the nine months ended September 30, 1997 and 1996. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's 1996 report on Form 10-K. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

        Upon audit, the Internal Revenue Service (IRS) challenged the distribution value of the assets reported by the Company for federal income tax purposes. In January 1993, the Company petitioned the United States Tax Court (Tax Court) in order to resolve the disputed value of the distribution. The issue was tried in the Tax Court during the third quarter 1995. The Company incurred costs (primarily in 1995) in connection with the Tax Court litigation. In 1995, these litigation costs, together with related tax payments and interest charges totaling $4.9 million, net of tax benefits of $1.4 million, were recognized as a reduction in additional paid-in capital with respect to the Partnership transaction. In March and October, 1997, the Tax Court rendered decisions concerning the Company's tax liability arising from the Partnership transaction, which become final if not appealed within 90 days of the latter decision date. In the second quarter of 1997, based on the Company's best estimate of the ultimate tax liability, taking into consideration the Tax Court's March 1997 decision, the Company recognized a further reduction in additional paid-in capital of $1.8 million. This charge to equity, which represents the minimum in the estimated range of exposure to the Company, reflected tax and interest amounts totaling $2.5 million, net of tax benefits of $0.7 million. Taking into consideration the potential outcomes of a possible appeal by the Company of the Tax Court's decision, the Company estimates the potential for additional equity reductions will range from zero (if the Company is wholly successful in an appeal of the Tax Court decision) up to $3.5 million (if the Tax Court decision becomes final or is sustained on appeal). Any further tax, interest and litigation costs related to the Partnership transaction will be recognized as a reduction in equity with respect to the Partnership transaction.

3.  Earnings per Share

        Per share information is based on the weighted average number of common shares outstanding during each period.

        Refer to Exhibit 11.1 of this filing for the computation of average common shares outstanding and earnings per share.

                               POPE & TALBOT, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)


RESULTS OF OPERATIONS

Pope & Talbot, Inc. (the Company) generated net income of $3,360,000, or $.25 per share, in the third quarter of 1997 as both the wood products and pulp and paper products segments produced operating profits. The 1997 third quarter net income compared to net income of $1,137,000, or $.08 per share, in the third quarter of 1996. Revenues of $114,578,000 in the 1997 third quarter were 2 percent higher than those in the comparable 1996 period reflecting higher lumber and pulp sales which more than offset lower tissue revenues. Third quarter 1997 year-to-date net income totaled $8,719,000, or $.65 per share, compared to net income of $2,144,000, or $.16 per share, for the corresponding nine months of 1996. The 1996 year-to-date net income reflected a loss from continuing operations of $966,000, or $.07 per share, and a gain on the disposal of the Company's discontinued disposable diaper business of $3,110,000, or $.23 per share.

Wood products segment earnings of $6.2 million in the third quarter of 1997 compared to income of $7.1 million in the third quarter of 1996. This segment represented 53 percent of third quarter 1997 revenues. Third quarter 1997 year-to-date wood products earnings were $22.5 million versus income of $14.1 million in the comparable 1996 period. Included in the 1996 year-to-date results was a $2.1 million gain recorded in the first quarter related to the sale of sawmill equipment at Port Gamble. The Port Gamble facility was permanently shut down in the fourth quarter of 1995. Wood Products revenues of $60.4 million in the 1997 third quarter compared to revenues of $58.9 million during the corresponding 1996 period and year-to-date 1997 wood products revenues of $194.8 million were 15 percent higher than for the first nine months of 1996. These 1997 revenue increases reflect higher lumber prices and volumes which more than offset lower residual wood chip prices. Average third quarter 1997 lumber prices were 5 percent below second quarter levels following a trend of continued quarterly average price increases which began in mid-1995. Lumber prices appear to have hit their cyclical peak in the second quarter 1997 and prices continued to fall throughout the 1997 third quarter. Although no assurances can be given, the lumber price slide seems to have stopped as market prices rebounded about 4 percent by the end of October from their lows a month earlier. Despite these third quarter 1997 price reductions, lumber prices in the 1997 third quarter were about 5 percent higher than for the corresponding period of 1996. Average lumber prices for the first nine months of 1997 were about 18 percent above averages for the same period of 1996. Although overall lumber prices have been relatively strong during the first nine months of 1997, the sawmills' residual chip markets in the Pacific Northwest and British Columbia remain poor, reflecting the weakness in world pulp markets during the period. Chip prices have remained essentially flat at their relatively low levels since the third quarter of 1996 and year-to-date 1997 chip prices were 28 percent below the levels of the first nine months of 1996. The Company has experienced some firming of the residual markets recently in response to improving pulp markets. The Company uses residual chips in its pulp business which mitigates somewhat the impact of these low chip prices in the lumber business. However, the Company produces more residual chips in its lumber business than it consumes in its pulp business, so on balance, weak chip prices have a detrimental impact on the Company's overall operating results.

Lumber sales volume of 130 million board feet in the third quarter of 1997 was comparable to shipments during the corresponding 1996 quarter. Shipments for the first nine months of 1997 totaled 420 million board feet versus 400 million board feet during the nine month 1996 period. The year-to-year volume increase reflected increased production at the Company's Canadian sawmills to take advantage of the favorable lumber markets. The Company's sawmills operated essentially at capacity during the third quarter of 1997.

During 1996, U.S. and Canadian trade negotiators reached an agreement establishing volume quotas on Canadian softwood lumber shipments to the U.S. Based on this agreement, Canadian lumber producers are assigned volume quotas specifying on a company by company basis the lumber volumes which may be shipped to the U.S. tariff-free and those volumes subject to a $51 per thousand board foot tariff. Shipments in excess of these specified volume quotas are subject to a $102 per thousand board foot tariff. March 31, 1997, represented the end of the first fiscal year lumber quota period related to this agreement and the Company shipped volumes in excess of its specified quotas during the period. In June 1997, the Company was informed of its fiscal year 1997/1998 quota volumes which applied retroactively to April 1. The Company's updated tariff-free volume allocation for the current fiscal year represents an 11.4 million board foot reduction from the 1996/1997 fiscal year allocations. Partially offsetting this tariff-free allocation reduction was a 2.6 million board foot increase in the Company's volume allocation subject to the lower $51 per thousand board foot tariff. The Company believes its volume allocations were determined consistently with other British Columbia lumber producers. During the first nine months of 1997, the Company expensed tariff charges of about $3.2 million related to shipments from the Company's Canadian sawmills into the U.S. Because of the weakened third quarter and early fourth quarter lumber markets, coupled with the implications of this tariff agreement, the Company implemented a two-week shut down at its Midway, British Columbia sawmill at the end of October 1997. The Company will evaluate the need for further shutdowns at its British Columbia sawmills in the remainder of 1997 and the first quarter of 1998, taking into consideration future movements in the lumber markets and the effects of the tariff agreement. Approximately 75 percent of the Company's 1997 lumber capacity is located in British Columbia.

The pulp and paper segment generated profits of $3.7 million in the third quarter of 1997 which compared to a loss of $0.5 million in the 1996 third quarter. Year-to-date results reflect a profit of $5.6 million in 1997 and a loss of $2.6 million in 1996. In the third quarter of 1997, tissue operations continued to be profitable while the Company's pulp business losses improved to near break-even. For the first nine months of 1997, tissue profits more than offset losses in the Company's pulp business. Segment revenues of $54.1 million, or 47 percent of Company sales, were up slightly from third quarter 1996 revenues of $53.4 million. These third quarter revenues reflected higher pulp volumes which offset lower tissue prices. Year-to-date segment revenues of $161.5 million were down 2 percent from revenues in the first nine months of 1996 as increased tissue and pulp volumes were more than offset by lower tissue and pulp prices.

The Company's pulp business represented 18 percent of third quarter 1997 revenues. In the 1997 third quarter, losses in this business improved to near break-even levels as pulp prices strengthened. The third quarter 1997 pulp results were better than the corresponding 1996 period losses. Year-to-date 1997 pulp losses were less than for the comparable 1996 periods due mainly to lower raw material costs. Pulp pricing peaked in the fourth quarter of 1995 followed by a rapid decline at the end of 1995 which continued through the first quarter of 1996. Pulp prices for the balance of 1996 approximated the lows of the first quarter 1996 and prices in the first quarter of 1997 dropped even further. Second quarter 1997 prices improved slightly from the low first quarter levels and this price improvement continued through the third quarter. Third quarter 1997 Company pulp prices were slightly better than the 1996 third quarter prices, but remained more than 40 percent below the fourth quarter 1995 peak. Year-to-date third quarter 1997 average pulp prices were 12 percent below the first nine month 1996 prices. The Company sold just under half of its year-to-date 1997 pulp volume to the Grays Harbor Paper Company (Grays Harbor) while during the corresponding 1996 period the Company sold almost 60 percent of its volume to Grays Harbor. Under the Company's supply agreement with Grays Harbor, pulp prices are determined on the basis of a formula tied to white paper prices. During 1996, the Company benefited from this pricing formula because white paper prices did not fall as rapidly as market pulp prices. During the first nine months of 1997, however, Grays Harbor and market pulp pricing were relatively comparable. As discussed for the Company's wood products segment, residual wood chip prices have remained low during the first three quarters of 1997. Consistent with these low residual wood chip prices, sawdust costs also remained low in the first nine months of 1997. The low sawdust costs are significant since sawdust pulp represented over half of third quarter year-to-date 1997 pulp production. These low chip and sawdust prices have helped to somewhat offset the impact of the depressed pulp sales prices. During the third quarter of 1997, residual chip prices began to firm consistent with the strengthening of the pulp market. The Halsey mill operated at near capacity levels during the third quarter and first nine months of 1997.

The Company's tissue business, which represented about 29 percent of 1997 third quarter revenues, generated profits in the third quarter and first nine months of 1997 which significantly exceeded the minimal profits produced in the corresponding 1996 periods. This improved profitability reflected higher year-to-date tissue sales volumes and improved operating efficiencies at the Ransom, Pennsylvania facility which more than offset lower tissue prices. During 1996, particularly in the first quarter, the Company worked through the process of rebuilding lost business and correcting operating inefficiencies related to the seven-month 1995 labor strike at the Ransom facility. The strike was settled late in the 1995 fourth quarter. Due largely to these Ransom improvements, tissue sales volume in the first nine months of 1997 was 10 percent higher than the comparable 1996 period. Tissue sales volumes in the third quarters of 1997 and 1996 were comparable. After several years of poor tissue pricing, the Company benefited from continuously improving prices during 1995 and early 1996. During the second quarter of 1996, Procter & Gamble and Kimberly-Clark announced 6 to 8 percent average tissue price reductions and the Company responded by decreasing tissue prices in the second and third quarters of 1996. First quarter 1997 tissue prices were essentially flat relative to the fourth quarter of 1996 while the 1997 second quarter prices fell about 2 percent from the first quarter due to higher promotional activity. Third quarter 1997 prices returned to first quarter levels as promotional activity declined. Third quarter and year-to-date 1997 tissue prices were 3 percent and 7 percent, respectively, below tissue prices in the comparable 1996 periods. After being pushed to record levels during 1995, wastepaper pricing began to decline at year-end 1995 and accelerated through the first quarter of 1996 consistent with market pulp prices. The Company's wastepaper costs have remained fairly stable since the dramatic decreases early in 1996. Third quarter 1997 wastepaper costs were comparable to costs in the third quarter of 1996 while 1997 year-to-date wastepaper costs were 3 percent below those in the first nine months of 1996. During the third quarter and first nine months of 1997, the tissue business operated essentially at capacity.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, operations generated cash of $44.1 million. Income before non-cash charges for depreciation and amortization generated $31.2 million of cash during the first nine months of 1997. Increases in accounts receivable related mainly to higher export pulp and lumber shipments and pulp prices used cash of $6.1 million. Reductions of inventories, related primarily to seasonal decreases in log inventories from their relatively large year-end 1996 levels, generated cash of $12.0 million. Increases in accounts payable and accrued liabilities related mainly to higher logging costs and activity, combined with accrued Canadian tariff costs on Canadian lumber shipments into the U.S.

The Company invested $9.3 million in capital projects during the first nine months of 1997 and estimates that total 1997 capital spending will approximate $15 million. This 1997 capital spending includes various cost reducing, business sustaining and profit improvement projects, the largest being a nearly $4 million project at the Pennsylvania tissue facility to install a facial tissue interfold line which will be completed during 1998. The Company anticipates that approximately $12 million will be required in the remainder of 1997 and during 1998 to complete previously approved projects. It is anticipated that capital spending for the remainder of the year will be financed from internally generated cash, existing balances of cash and cash equivalents and, if necessary, from the Company's lines of credit.

Through the first nine months of 1997, the Company paid $7.6 million of dividends. The Company also reduced debt by $4.2 million during the first nine months of 1997. The Company currently has a $75 million revolving-credit agreement under which $18.5 million was outstanding at September 30, 1997. The Company also has a $10 million uncommitted credit line which is used primarily to facilitate cash management activities. This uncommitted credit line had $7.7 million outstanding at September 30, 1997.

In the third quarter 1996, the Company borrowed $30 million on its revolving-credit agreement which it then paid to Pope & Talbot, Ltd. (LTD), a wholly-owned Canadian subsidiary, to satisfy a portion of its intercompany account. During the period since this third quarter 1996 payment to LTD, the Company has made further payments to LTD to satisfy intercompany account obligations. Substantially all amounts included in the September 30, 1997 cash and cash equivalents balance are held by LTD. These LTD holdings essentially can only be used for Canadian purposes as using for the Company's U.S. operating, capital spending and/or debt reduction requirements could result in changes to the intercompany account having potentially substantial adverse tax consequences.

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

         The Company assigned to the assets transferred a distribution value for federal income tax purposes based upon the public trading price of the partnership interests at the time of distribution. Upon audit, the Internal Revenue Service (IRS) challenged the distribution value of the assets reported by the Company for federal income tax purposes. In January 1993, the Company petitioned the United States Tax Court (Tax Court) in order to resolve the disputed value of the distribution. The issue was tried in the Tax Court during the third quarter 1995. The Company incurred costs (primarily in 1995) in connection with the Tax Court litigation. In 1995, these litigation costs, together with related tax payments and interest charges totaling $4.9 million, net of tax benefits of $1.4 million, were recognized as a reduction in additional paid-in capital with respect to the Partnership transaction. In March and October, 1997, the Tax Court rendered decisions concerning the Company's tax liability arising from the Partnership transaction, which become final if not appealed within 90 days of the latter decision date. In the second quarter of 1997, based on the Company's best estimate of the ultimate tax liability, taking into consideration the Tax Court's March 1997 decision, the Company recognized a further reduction in additional paid-in capital of $1.8 million. This charge to equity, which represents the minimum in the estimated range of exposure to the Company, reflected tax and interest amounts totaling $2.5 million, net of tax benefits of $0.7 million. Taking into consideration the potential outcomes of a possible appeal by the Company of the Tax Court's decision, the Company estimates the potential for additional equity reductions will range from zero (if the Company is wholly successful in an appeal of the Tax Court decision) up to $3.5 million (if the Tax Court decision becomes final or is sustained on appeal). Any further tax, interest and litigation costs related to the Partnership transaction will be recognized as a reduction in equity with respect to the Partnership transaction.

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

           4.12 Modification Agreement, dated as of June 9, 1997, to the Revolving Credit Agreement, dated May 6, 1992, among the Company and the United States National Bank of Oregon; CIBC, Inc.; ABN AMRO Bank N.V.; Bank of America Illinois; and Wachovia Bank of Georgia, National Association. (Incorporated herein by reference to Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

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

         Reports on Form 8-K
         --------------------

         No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     POPE & TALBOT, INC.
                                              ---------------------------------
                                                          Registrant





Date:  November 11, 1997                       /s/ ROBERT J. DAY
                                               --------------------------------
                                               Robert J. Day
                                               Senior Vice President and
                                               Chief Financial Officer