Form 10-K
period 1997-12-31
POPE & TALBOT INC /DE/
filed 1998-03-31
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

                          Commission File Number 1-7852

                               POPE & TALBOT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      94-0777139
---------------------------------              --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

1500 SW 1st Avenue, Portland, Oregon                       97201
---------------------------------------                  ---------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (503) 228-9161
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

The aggregate market value of voting stock held by nonaffiliates of the registrant is $191,607,390 as of March 19, 1998 ($15.00 per share).

                         13,481,441
------------------------------------------------------------------
(Number of shares of common stock outstanding as of March 19, 1998)

Part I and Part II incorporate specified information by reference from the annual report to shareholders for the year ended December 31, 1997 and from the Company's Current Report on Form 8-K dated March 6, 1998. Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders on April 30, 1998.

                                     PART I

      This Annual Report of Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors That May Affect Future Results" in the Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1997, as well as those noted in "Environmental Matters" and "Legal Proceedings" below. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the report and documents the Company files from time to time with the Securities and Exchange Commission, particularly its Quarterly Reports on Form 10-Q and any current Reports on Form 8-K.

ITEM 1.  BUSINESS

INTRODUCTION

      Pope & Talbot, Inc. (the Company) is engaged principally in the wood products and pulp products businesses. The Company's wood products business involves the manufacture and sale of standardized and specialty lumber and wood chips. In its pulp products business, the Company manufactures and sells bleached kraft pulp for newsprint, tissue and writing paper, and brokers wood chips. In January 1998, the Company announced it had entered into a definitive agreement to sell its private label tissue business to PLAINWELL, INC. (Plainwell). The sale of this business was completed on March 6, 1998, and the tissue business results for 1997, 1996 and 1995 have been shown as discontinued tissue operations. In December 1995, the Company entered into a definitive agreement to sell its disposable diaper business to Paragon Trade Brands, Inc. (Paragon). The sale of this business was completed on February 8, 1996, and the disposable diaper business results for 1995 have been reflected as discontinued diaper operations. A gain on the sale of the discontinued diaper business was reported in the first quarter of 1996. During 1997, wood products accounted for approximately 75 percent of the Company's revenues from continuing operations of $329.9 million, and bleached kraft pulp and brokered wood chips accounted for 25 percent. Discontinued tissue operations revenues were $136.2 million in 1997.

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

      Since the mid-1980s, the Company has reduced its dependency on timber from the Pacific Northwest, where environmental concerns have sharply restricted the availability and increased the cost of public timber. At the same time, the Company has increased its operations in regions presently having more stable timber supplies, namely in British Columbia and the Black Hills region of South Dakota and Wyoming. In 1985, the Company distributed its timber and land development properties in the State of Washington to its shareholders through interests in a newly formed master limited partnership. In 1989, the Company sold its Oregon sawmill, and the Company has since sold its remaining Oregon timberlands. In 1992, the Company acquired a sawmill in Castlegar, British Columbia and related timber cutting rights. At the end of 1995, the Company permanently closed its Port Gamble, Washington sawmill. The Company currently operates five sawmills with an estimated annual capacity of 560 million board feet, of which approximately 75 percent is located in British Columbia and 25 percent in the Black Hills.

      In the late 1970s, the Company expanded into the pulp business with the purchase of its Halsey, Oregon pulp mill. The Halsey mill produces bleached kraft pulp which is sold to writing paper, tissue and newsprint manufacturers in the Pacific Northwest and on the open market.

        In December 1997, the Company announced its tender offer to acquire a controlling interest in Harmac Pacific Inc. (Harmac) outstanding common shares for cash. On February 2, 1998, the Company acquired shares of Harmac common stock which resulted in the Company holding a 53 percent controlling interest in Harmac. Harmac, which is publicly traded on the Toronto, Vancouver and Montreal stock exchanges, operates a pulp mill, located on the east coast of Vancouver Island in British Columbia, Canada, which has an annual capacity to produce 370,000 metric tons of pulp.

      The businesses in which the Company is engaged are extremely competitive, and a number of the Company's competitors are substantially larger than the Company with correspondingly greater resources.

      Environmental regulations to which the Company is subject require the Company from time to time to incur significant operating costs and capital expenditures. In addition, as discussed herein, environmental concerns have in the past materially affected the availability and cost of raw materials used in the Company's business. See "Wood Products Business," "Pulp Products Business" and "Environmental Matters."

WOOD PRODUCTS BUSINESS

      The Company's wood products business involves the manufacture and sale of standardized and specialty lumber and wood chips. The Company's principal wood products categories and the sales generated by each over the past three years are set forth in the following table:

        Classes of Wood Products            1997          1996          1995
        ------------------------        ----------    ----------     ----------
                                                      (In thousands)

        Lumber                          $  219,698    $  194,930     $  194,350
        Wood chips                          16,010        20,835         46,514
        Logs and other                      12,612        15,948         24,712
                                        ----------    ----------     ----------
           Total wood products sales    $  248,320    $  231,713     $  265,576
                                         =========    ==========     ==========

      In 1997, lumber revenues increased $24.8 million, or 13 percent, over 1996, due to 10 percent higher average prices combined with a 2 percent volume increase. Wood chip revenues in 1997 declined $4.8 million, or 23 percent, from 1996, reflecting 20 percent lower residual chip prices and 6 percent lower chip volumes. Log sales and other were down in 1997 primarily due to the first quarter 1996 sale of the Port Gamble sawmill. Although 1996 and 1995 lumber revenues were comparable, the 1996 lumber revenues reflected 17 percent higher prices than 1995 which offset 14 percent lower lumber sales volumes. The 1996 volume reduction related mainly to the permanent closure of the Company's Port Gamble, Washington sawmill in 1995, and to a lesser degree, reduced Canadian shipments. Wood chip revenues in 1996 were $25.7 million, or 55 percent, lower than 1995 reflecting residual chip prices which were down nearly 50 percent from 1995 levels combined with lower chip volumes resulting from decreased lumber production. Log sales were down in 1996 due primarily to the 1995 Port Gamble mill closure.

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

      During 1995, the Port Gamble sawmill was either shut down or operating on a reduced one-shift basis due to a lack of acceptably priced timber in relation to end-product prices. Prior to the mill's closure, timber harvest levels in the mill's operating region had been significantly reduced as a result of environmental pressures to reduce the amount of timber available for harvest. A strong export log market further reduced domestic log supplies in the region. These reduced log volumes, combined with weakened lumber markets, resulted in operating losses at Port Gamble and significantly below-capacity production. With no prospect of a resolution to the timber supply situation, the Company permanently closed the Port Gamble sawmill in the fourth quarter of 1995. The assets of the facility were sold in the first quarter of 1996.

      Approximately 75 percent of the Company's current lumber capacity is located in British Columbia, Canada and 25 percent in the Black Hills region of South Dakota and Wyoming. In Canada, timber requirements are obtained primarily from the Provincial Government of British Columbia under long-term timber harvesting licenses which allow the Company to remove timber from defined areas annually on a sustained yield basis. The Provincial Government of British Columbia has the authority to modify prices and harvest volumes at any time. Under the provincial stumpage pricing formula, wood costs are based on a relationship to end-product prices. Approximately 30 percent of the Company's Canadian log requirements are satisfied through open market log purchases. In the Black Hills, the Company obtains its timber from various public and private sources under long-term timber harvesting contracts in addition to buying logs on open markets. Under these Black Hills contracts, prices are subject to periodic adjustment based upon formulas set forth therein.

      During 1994, the Provincial Government of British Columbia's Commission of Resources and Environment (CORE) began reviewing the future use of the forest resources in the province. This review was completed in 1996, and in 1997, the related Kootenay Boundary Land Use Plan was approved. This land use plan set aside several areas for new parks. Although no assurances can be given, management believes that in the near term, timber supplies for the Company's Canadian sawmills should be stable. The Company is improving its reforestation practices and developing strategies to sustain and enhance timber supplies in the long-term in order to mitigate the adverse effects on timber supplies of the land being set aside.

      The British Columbia government has also implemented its Forest Practices Code (Code). This Code sets strict standards for logging activities and reforestation responsibilities. Requirements under this Code have been phased in beginning in 1996, with full implementation to be in place during 1998. Due to the additional logging and reforestation requirements of this Code, the Company's logging costs increased in 1996 and 1997, and will likely increase further during 1998. The Code could also ultimately have a long-term unfavorable impact on the Company's timber harvest volumes.

      During the first quarter of 1996, U.S. and Canadian trade negotiators reached an agreement establishing volume quotas on Canadian softwood lumber shipments to the U.S. Based on this agreement, Canadian lumber producers are assigned volume quotas specifying on a company by company basis the lumber volumes which may be shipped to the U.S. tariff-free and those volumes which may be shipped to the U.S. subject to a $51 per thousand board foot tariff. Shipment volumes in excess of these established quotas are subject to a $102 per thousand board foot tariff. March 31, 1997, represented the end of the first fiscal year lumber quota period related to this agreement and the Company shipped volumes in excess of its specified quotas during the period. In June 1997, the Company was informed of its fiscal year 1997/1998 quota volumes which applied retroactively to April 1. The Company's updated tariff-free volume allocation for the current fiscal year represents an 11.4 million board foot reduction from the 1996/1997 fiscal year allocations. Partially offsetting this tariff-free allocation reduction was a
2.6 million board foot increase in the Company's volume allocation subject to the lower $51 per thousand board foot tariff. The Company believes its volume allocations were determined consistently with other British Columbia lumber producers. During 1997, the Company expensed tariff charges of about $1.9 million related to shipments from the Company's Canadian sawmills into the U.S. Because of weakened lumber markets in the last half of 1997, coupled with the implications of this tariff agreement, the Company took a two-week shutdown at its Midway, British Columbia sawmill in October 1997 and also extended holiday downtime at all of its Canadian sawmills in December 1997. The Company will continually evaluate the need for temporary shutdowns at its Canadian sawmills in the future taking into consideration the dynamics of the lumber markets and the impact of the tariff agreement.

      Marketing and Distribution. The Company's lumber products are sold primarily to wholesale distributors. Wood chips produced by the Company's sawmills are sold to manufacturers of pulp and paper in the U.S. and Canada. Logs not suitable for consumption in the Company's sawmills are sold to other U.S. and Canadian forest products companies.

      Marketing of the Company's wood products is centralized in its Portland, Oregon office. Although the Company does not have distribution facilities at the retail level, the Company does utilize several reload facilities around the U.S. to assist in moving the product closer to the customer. The Company sold wood products to numerous customers during 1997, the ten largest of which accounted for approximately 42 percent of total wood products sales. Approximately 12 percent of the Company's revenues in 1997 were to a group of lumber wholesalers affiliated with a single parent, namely Forest City Group.

      Backlog. The Company maintains a minimal finished goods inventory of wood products. At December 31, 1997, orders were approximately $4.6 million, compared with approximately $9.9 million at December 31, 1996. This backlog represented an order file for the Company which generally would be shipped within one to two months. The decrease from 1996 reflects both lower order volume in 1997 due to a slower market and decreased lumber sales prices. The higher order volume in 1996 was also a function of timing and poor year-end 1996 weather conditions which delayed shipments.

      Competition. The wood products industry is highly competitive, with a large number of companies producing products that are reasonably standardized. There are numerous competitors of the Company that are of comparable size or larger, none of which is believed to be dominant. The principal means of competition in the Company's wood products business are pricing and the ability to satisfy customer demands for various types and grades of lumber.

      For further information regarding amounts of revenue, operating profit and loss and identifiable assets attributable to the wood products industry segment, see Note 11 of "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Shareholders.

PULP PRODUCTS BUSINESS

The Company's principal pulp products categories and the sales generaed by each over the last three years are set forth in the following table:


       Classes of Pulp Products                     1997          1996           1995
       ------------------------                     ----          ----           ----
                                                              (In thousands)

       Bleached kraft pulp                      $   75,396     $  72,410     $  124,361
       Brokered wood chips                           6,183         9,722         27,459
                                                ----------     ---------     ----------
         Total pulp products sales              $   81,579     $  82,132     $  151,820
                                                ==========     =========     ==========


      In 1997, pulp products revenues decreased $0.6 million from 1996. Bleached kraft pulp revenues increased $3.0 million, or 4 percent, from 1996 to 1997 reflecting 12 percent higher sales volumes offset by 7 percent lower pulp pricing. Lower 1997 brokered wood chip revenues resulted from a continuing decrease in wood chip prices combined with lower volume. Pulp products revenues decreased $69.7 million, or 46 percent, from 1995 to 1996 reflecting a dramatic weakening of pulp markets. The Company's pulp sales prices were nearly 35 percent lower on average in 1996 than 1995. Pulp sales volume in 1996 was down 7 percent from 1995 due mainly to a two-week market induced shutdown in the first quarter of 1996 and a brief shutdown in the 1996 third quarter caused by an equipment failure. Lower brokered wood chip revenues reflected a significant decrease in wood chip prices combined with lower volume in 1996 compared to 1995.

      The Company owns a pulp mill at Halsey, Oregon. This mill produces bleached kraft pulp which is sold in various forms to writing paper, tissue and newsprint manufacturers in the Pacific Northwest and on the open market. In conjunction with the fiber acquisition program for the pulp mill, the Company brokers pulp chips for sale primarily into the export market. The total annual capacity of the mill is 180,000 air dry metric tons; 175,000 metric tons were produced in 1997, 162,000 metric tons were produced in 1996 and 175,000 metric tons were produced in 1995.

      To provide additional sales flexibility and attempt to improve margins through higher value products, the Company initiated mill modifications, which were completed in early 1994, to improve pulp quality and expand pulp drying capabilities. These mill improvements have allowed the Company to expand its pulp product offerings and to dry its total pulp production, thus providing greater access to pulp markets within and outside the Pacific Northwest, which has historically been the Company's primary pulp market region.

      The Company has an agreement with Grays Harbor Paper L.P. (Grays Harbor), under which the Company supplies pulp to the Grays Harbor writing grade paper mill. Grays Harbor purchased approximately 89,000 metric tons, 100,000 metric tons and 103,000 metric tons of pulp from the Company in 1997, 1996 and 1995, respectively. All output from the paper mill is sold to one customer. In the event that the paper mill's sales to its customer are adversely impacted for any reason, sales of the Company's pulp may be adversely impacted. A significant portion of the pulp sold to the paper mill is produced from sawdust, which has historically been less expensive than softwood and hardwood chips. Pricing for this pulp sold to Grays Harbor was computed using a formula based on prices for white paper. In late 1997, the Company and Grays Harbor modified their pulp supply contract. The modified contract, which became effective January 1, 1998, changes the pulp pricing formula so that pulp prices are based on Southern mixed (U.S.) bleached hardwood kraft prices rather than white paper prices. Given the current pulp market weakness, the Company expects the new Grays Harbor pricing formula will result in lower Grays Harbor pulp prices early in 1998, but the Company believes that over the longer-term, pulp pricing under the new formula will be comparable to that under the previous pricing formula.

      Substantially all of the Company's wood chip and sawdust requirements for the Halsey pulp mill are satisfied through purchases by the Company from third parties. The Company has long-term chip supply contracts with sawmills in the Pacific Northwest.

      Environmental concerns over timber harvests, which have caused high log costs and led to the shutdown of the Company's Port Gamble sawmill, have also caused reduced chip availability from historic sources at the Halsey pulp mill over the past several years. In order to provide an adequate supply of wood fiber for the mill, the Company has expanded its capability of using sawdust, which historically has been less expensive than softwood chips, as a raw material for a significant portion of the production. Additionally, the Company continues to use an expanded geographic base to maintain an adequate supply of chips for the approximately 40 to 50 percent of the pulp mill's production which remains based on softwood chips. At the end of 1995, and continuing in 1996 and 1997, reduced demand for chips resulting from the weakened pulp market caused chip prices to fall significantly from their mid-1995 highs. The Company believes there will continue to be an adequate supply of third-party chips and sawdust for the Halsey pulp mill in the foreseeable future.

      Marketing and Distribution. The Company utilizes its own sales force and pulp brokers to sell its pulp products. A large majority of the Company's pulp products are sold in the Pacific Northwest. In 1997, sales to Grays Harbor represented 45 percent of the Company's pulp revenues and the remaining nine largest customers accounted for an additional 30 percent of pulp revenues. Grays Harbor accounted for 11 percent of total Company revenues in 1997.

      Backlog. The Company's pulp customers either enter into contracts for periods of one to three years or purchase products without obligation for future purchases. The contractual customers provide the Company with annual estimates of their requirements, followed by periodic orders based on more definitive information. As of December 31, 1997, the Company's backlog of orders believed to be firm for both contractual and non-contractual customers was $18 million compared to $17 million at December 31, 1996. The increase in the total backlog of orders reflects both higher sales prices and order volumes. The backlog of pulp orders at year-end represents orders which will be filled in the first quarter of the following year.

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

      In December 1997, the Company announced its tender offer to acquire a controlling interest in Harmac outstanding common shares for cash. On
February 2, 1998, the Company completed the acquisition of the common shares which resulted in the Company holding a 53 percent controlling ownership interest in Harmac. The Harmac pulp mill is located in Nanaimo, British Columbia and is one of Canada's largest pulp producers with an annual capacity of 370,000 metric tons of northern bleached softwood kraft pulp. The Harmac pulp mill produced 340,000 metric tons in 1997, and had revenues of $163 million.

      For further information regarding amounts of revenue, operating profit and loss and identifiable assets attributable to the pulp products industry segment, see Note 11 of "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Shareholders.

DISCONTINUED OPERATIONS

      As discussed previously, in March 1998, the Company sold its tissue business to Plainwell and, in February 1996, the Company sold its disposable diaper business to Paragon. The tissue business results for 1997, 1996 and 1995 were shown as discontinued tissue operations. The discontinued tissue business revenues were $136.2 million in 1997, $133.6 million in 1996 and $107.0 million in 1995. The disposable diaper business results for 1995 were reflected as discontinued diaper operations. Revenues for the discontinued diaper business were $144.0 million in 1995.

      Until the sale of the tissue business in March 1998, the Company produced a line of private label consumer tissue products including towels, napkins, bathroom tissue and facial tissue. Also, until the February 1996 sale of the diaper business, the Company produced disposable diaper products. These products were sold under private and controlled labels.

      For further information regarding the Company's discontinued operations, see Note 9 of "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Shareholders.


ENVIRONMENTAL MATTERS

      The Company is subject to federal, state, provincial and local air, water and land pollution control, solid and hazardous waste management, disposal and remediation laws and regulations in all areas where it has operations. Compliance with these laws and regulations generally requires operating costs as well as capital expenditures. It is difficult to estimate the costs related solely to environmental matters of many capital projects which have been completed in the past or which may be required in the future. Changes required to comply with environmental standards will affect other areas such as facility life and capacity, production costs, changes in raw material requirements and costs and product value. In November 1997, the Environmental Protection Agency
(EPA) published regulations establishing standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act. These regulations are collectively referred to as the "cluster rules" and have been the subject of extensive discussions between the pulp and paper industry and the EPA. The Company's primary exposure to these regulations relates to the Company's Halsey pulp mill. Anticipated compliance capital requirements at Halsey are estimated at $30 to $35 million with compliance required by the end of 2000. It is estimated that during 1997, capital expenditures for environmental controls amounted to approximately $1 million. It is expected that capital expenditures will continue into the future and will increase over time, particularly considering the previously discussed cluster rules capital requirements. Based on the understanding of future compliance standards, expenditures for such purposes, with the exception of expenditures related to cluster rule compliance, are currently estimated to not be significant in 1998 and 1999. However, the ultimate outcome of future compliance is uncertain due to various factors such as the interpretation of environmental laws, potential introduction of new environmental laws and evolving technologies.

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

      In British Columbia, the Company's wood products business forest resources and related logging activities and reforestation responsibilities have been affected by recent governmental actions. Refer to "Wood Products Business" for a further discussion on the impact of the Provincial Government of British Columbia's Commission of Resources and Environment (CORE) and the Forest Practices Code (Code).

      In 1992, the Company was contacted by the local governmental owner of a vacant industrial site in Oregon on which the Company previously conducted business. The owner informed the Company that the site has been identified as one containing creosote and coal tar, and that it plans to undertake a voluntary cleanup effort of the site. The owner has requested that the Company participate in the cost of the cleanup. The Company is currently participating in the investigation stage of this site with remediation and monitoring to occur over several years, likely beginning in late 1999 or 2000. Based on preliminary findings, the Company has estimated the likely total cost of remediation and monitoring of this site to be in the range of $5 to $12 million and that no amount within the range is more likely an outcome than another. The ultimate cost to the Company for site remediation and monitoring cannot be predicted with certainty due to the unknown magnitude of the contamination, the varying costs of alternative cleanup methods, the cleanup time frame possibilities, the evolving nature of remediation technologies and governmental regulations and the inability to determine the Company's share of multi-party obligations or the extent to which contributions will be available from other parties. The Company has established reserves for environmental remediation and monitoring related to this site in an amount it believes is probable and reasonably estimable. The Company has not assumed it will bear the entire cost of remediation to the exclusion of other known potentially responsible parties (PRPs) who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account based generally on the parties' financial condition and probable contribution. Certain recoveries from insurance carriers have been recorded as their receipt is deemed probable and amounts are reasonably estimable.

EMPLOYEES

      At December 31, 1997, the Company employed approximately 2,300 employees of whom 1,900 were paid on an hourly basis and a majority of which were members of various labor unions. Included in these numbers were approximately 800 salaried and hourly employees who were employed by the discontinued tissue operations. Approximately 84 percent of the Company's employees from continuing operations were associated with the Company's wood products business, 14 percent were associated with the Company's pulp business and 2 percent were corporate management and administration personnel.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

      The Company's foreign manufacturing operations consist of three lumber mills located in Canada. The Company's wood products business is heavily dependent on foreign operations in that the three Canadian sawmills account for approximately 75 percent of the Company's lumber capacity. See "Wood Products Business" for discussion on a U.S. and Canada agreement establishing volume quotas on Canadian softwood lumber shipments to the U.S. The Company's primary exports are pulp sold to Europe and brokered wood chips sold to Japan. The Company's export sales from the U.S. were $30.5 million for 1997, $23.2 million for 1996 and $26.3 million for 1995. Of the 1997 export sales, 39 percent were to Japan and 50 percent were to Europe. Export sales for the discontinued tissue operations were $1.0 million in 1997, $0.6 million in 1996 and there were no export sales in 1995.

      Financial information regarding the Company's domestic and foreign operations is included in Note 11 of "Notes to Consolidated Financial Statements" on page 31 of the Company's 1997 Annual Report to Shareholders.

ITEM 2.  PROPERTIES

WOOD PRODUCTS PROPERTIES

      1.  Mills and Plants

      The following tabulation briefly states the location, character, capacity and 1997 production of the Company's lumber mills:

                                        Estimated Annual                     1997
Location                                   Capacity (3)                   Production(3)
---------------------                     -------------                   -------------

Spearfish, South Dakota              112,000,000 bd. ft.(1)          108,000,000 bd. ft.
Newcastle, Wyoming                    32,000,000 bd. ft.(1)           31,000,000 bd. ft.
Grand Forks, British Columbia         60,000,000 bd. ft.(2)           59,000,000 bd. ft.
Midway, British Columbia             145,000,000 bd. ft.(2)          134,000,000 bd. ft.
Castlegar, British Columbia          211,000,000 bd. ft.(2)          220,000,000 bd. ft.


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

(3) Wood chips are produced as a result of the operation of the Company's lumber mills. It is estimated that the aggregate annual capacity for such production is 293,000 bone dry units. In 1997, 271,000 bone dry units were produced.

      The Company believes that its wood products manufacturing facilities are adequate and suitable for current operations. The Company owns all of its wood products manufacturing facilities.

PULP PRODUCTS PROPERTIES

      The Company owns a bleached kraft pulp mill near Halsey, Oregon. In 1997, 175,000 air dry metric tons of pulp were produced, compared with an estimated annual capacity of 180,000 metric tons. Other than future mill modifications required by the EPA's "cluster rules," as described previously in "Environmental Matters," the Company believes that its Halsey pulp facility is adequate and suitable for current operations.

      As discussed previously, in December 1997, the Company announced its tender offer to acquire a controlling interest in Harmac outstanding common shares for cash. In February 1998, the Company acquired common shares which resulted in the Company holding a 53 percent controlling ownership interest in Harmac. The Harmac pulp mill is located on the east coast of Vancouver Island in Nanaimo, British Columbia. The Harmac pulp mill has an annual capacity of 370,000 metric tons of northern bleached softwood kraft pulp and produced 340,000 metric tons in 1997.

DISCONTINUED TISSUE PROPERTIES

      As previously discussed, the Company's tissue business was sold to Plainwell in March 1998. During 1997, the Eau Claire, Wisconsin and Ransom, Pennsylvania facilities produced 54,000 tons and 53,000 tons, respectively.

ITEM 3.  LEGAL PROCEEDINGS

      In 1985, stockholders of the Company approved a Plan of Distribution pursuant to which all of the Company's timber properties and development properties and related assets and liabilities in the State of Washington were transferred to newly-formed Pope Resources, A Delaware Limited Partnership (the Partnership), with interests in the Partnership distributed to the Company's shareholders on a pro rata basis.

      Upon audit, the Internal Revenue Service (IRS) challenged the distribution value of the assets reported by the Company for federal income tax purposes. In January 1993, the Company petitioned the United States Tax Court (Tax Court) in order to resolve the disputed value of the distribution. The issue was tried in the Tax Court during the third quarter 1995. The Company incurred costs (primarily in 1995) in connection with the Tax Court litigation. In 1995, these litigation costs, together with related tax payments and interest charges totaling $4.9 million, net of tax benefits of $1.4 million, were recognized as a reduction in additional paid-in capital with respect to the Partnership transaction. In March and October 1997, the Tax Court rendered decisions concerning the Company's tax liability arising from the Partnership transaction. The Company is presently in the process of appealing the decision and filed notice as such with the 9th Circuit Court of Appeals during December 1997. In the second quarter of 1997, based on the Company's best estimate of the ultimate tax liability, taking into consideration the Tax Court's March 1997 decision, the Company recognized a further reduction in additional paid-in capital of $1.8 million. This charge to equity, which represents the minimum in the estimated range of exposure to the Company, reflected tax and interest amounts totaling $2.4 million, net of tax benefits of $0.6 million. Taking into consideration the potential outcomes of the Company's appeal of the Tax Court decision, the Company estimates the potential for additional equity reductions will range from zero (if the Company is wholly successful in its appeal of the Tax Court decision) up to $4 million (if the Tax Court decision becomes final or is sustained on appeal). Any further tax, interest and litigation costs related to the Partnership transaction will be recognized as a reduction in equity with respect to the Partnership transaction.

      In December 1996, the IRS proposed certain adjustments pertaining to transactions between the Company and its wholly-owned Canadian subsidiary, resulting in the assertion that additional taxes of approximately $7 million were due for the tax years 1993 and 1994. The Company believes it has substantial defenses against this claim and plans to vigorously defend its position. Although the final outcome of this matter cannot be predicted, the Company presently believes that the results of this claim would not have a material adverse effect on the Company's financial position or liquidity; however, in any given reporting period, this matter could have a material effect on results of operations.

      On December 31,1997, the Company filed a claim in the United States District Court for the Western District of Washington in Seattle against the Procter & Gamble Company (P&G) alleging anti-trust violations and seeking a declaration of non-infringement and invalidity of certain P&G disposable baby diaper patents. This claim was filed in response to assertions made by P&G to the Company that certain disposable diaper products produced by the Company's discontinued disposable diaper operations infringed two of P&G's inner-leg gather patents. P&G has indicated it believes the Company is obligated to it with respect to the sale of diapers which allegedly used the patents. The Company has asserted in its legal action that it did not infringe any valid claims of the P&G patents and also that P&G and another diaper supplier have taken actions to prevent fair competition among sellers of disposable diapers. In an infringement action against Paragon based on the same diaper patents, P&G received a favorable judgment in the State of Delaware in December 1997. Early in 1998, Paragon appealed the Court's decision. If P&G proceeds against the Company with legal action related to its patent infringement assertions and is substantially successful in such action, the outcome could have a material adverse effect on the Company's results of operations, liquidity and financial position. The Company intends to vigorously assert its position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

           EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

        In addition to the executive officers who are also directors of the Company, the following executive officers are not directors:

ROBERT J. DAY, 54, Senior Vice President and Chief Financial Officer since August 1997.

ABRAM FRIESEN, 55, Vice President - Division Manager, Wood Products Division since February 1996.

WILLIAM G. FROHNMAYER, 59, Vice President - Division Manager, Fiber Products
      Division since August 1987.

All officers hold office at the pleasure of the Board of Directors.


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

      Pope & Talbot, Inc. common stock is traded on the New York and Pacific stock exchanges under the symbol POP. The number of shareholders at year-end 1997 and 1996 were 1,005 and 1,153, respectively. The high and low sales prices for the common stock on the New York Stock Exchange and the dividends paid per common share for each quarter in the last two fiscal years are shown below:

                                 Sales price per share
                                 ---------------------        Cash dividends
                                   High         Low             per share
                                   ----         ---           --------------
        1997
        1st Quarter             $ 16-7/8      $ 13-5/8              $.19
        2nd Quarter               16-7/8        13-1/4               .19
        3rd Quarter               22-1/8       16-5/16               .19
        4th Quarter               21-7/8        13-1/2               .19
                                                                    ----
                                                                    $.76

        1996
        1st Quarter             $ 15-3/8      $ 13-1/4              $.19
        2nd Quarter               17-5/8        13-1/4               .19
        3rd Quarter               16-7/8        14-1/8               .19
        4th Quarter               16-1/8        14-7/8               .19
                                                                    ----
                                                                    $.76

ITEM 6.  SELECTED FINANCIAL DATA

      Information required by Item 6 of Part II is presented in the table entitled "Five Year Summary of Selected Financial Data" on page 10 of the Company's 1997 Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by Item 7 of Part II is presented on pages 11 through 17 of the Company's 1997 Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by Item 8 of Part II is incorporated by reference to the Company's Current Report on Form 8-K dated March 6, 1998 and presented on pages 18 through 31 of the Company's 1997 Annual Report to Shareholders. Additionally, the required supplementary quarterly financial information is incorporated herein by reference to page 32 of the Company's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The information required by Item 10 of Part III is presented on page 12 as a separate item entitled "Executive Officers of the Registrant Who are Not Directors" in Part I of this Report on Form 10-K and on pages 2 and 3 (under the item entitled "Certain Information Regarding Directors and Officers") of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 1998. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by Item 11 of Part III is presented on pages 5 through 15 of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 1998. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 of Part III is presented on page 4 and page 6 of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 1998. Such information is incorporated herein by reference.

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

     2.2 Offer to Purchase and Circular, dated December 20, 1997. (Incorporated herein by reference to Exhibit 1 to Schedule 14-D-1F filed with the Securities and Exchange Commission on December 22, 1997 by Pope & Talbot Pulp Ltd.)

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

     4.2 Rights Agreement, dated as of April 13, 1988, between the Company and The Bank of California, as rights agent. (Incorporated herein by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

     4.3 Revolving Credit Agreement, dated December 15, 1997, between the Company and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 6, 1998.)

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

    10.5 Province of British Columbia Tree Farm License No. 8, dated March 1, 1995. (Incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

    10.6 Province of British Columbia Tree Farm License No. 23, dated March 1, 1995. (Incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

    10.8 Province of British Columbia Forest License A18969, dated December 1, 1993. (Incorporated herein by reference to Exhibit
               10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

    10.9 Grays Harbor Paper L.P. Second Amended and Restated Pulp Sales Supply Contract, dated December 17, 1997. [Certain information has been omitted therein pursuant to a request for confidential treatment pursuant to Rule 24b-2]

    11.1       Statement showing computation of per share earnings.

    13.1 Portions of the annual report to shareholders for the year ended December 31, 1997 which have been incorporated by reference in this report.

    21.1       Listing of parents and subsidiaries.

    23.1       Consent of Arthur Andersen LLP.

    27.1       Financial Data Schedule.

The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.

(b)  Reports on Form 8-K

      A Current Report on Form 8-K was filed on December 15, 1997 reporting the tender offer to acquire a controlling interest in Harmac Pacific Inc. A second Current Report on Form 8-K was filed on December 23, 1997 reporting the mailing of a tender offer to purchase to the holders of the outstanding shares of Harmac Pacific Inc.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                       Annual
                                                                       Report
                                                                         to
                                                                    Shareholders
                                                                    ------------

Report of Independent Public Accountants                                   17
Consolidated balance sheets at December 31, 1997 and 1996                  18
Consolidated statements of income for each of the three years
    in the period ended December 31, 1997                                  19
Consolidated statements of stockholders' equity for each of the
    three years in the period ended December 31, 1997                      20
Consolidated statements of cash flows for each
    of the three years in the period ended December 31, 1997               21
Notes to consolidated financial statements                              22-31
Supplementary information:
    Quarterly financial information (unaudited)                            32

        All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

        The consolidated financial statements listed in the above index are included in the Annual Report to Shareholders of Pope & Talbot, Inc. for the year ended December 31, 1997. The financial information listed in the above index has been incorporated by reference to the Company's Current Report on Form 8-K dated March 6, 1998, except for the supplementary quarterly financial information (unaudited) which has been incorporated by reference to the Company's 1997 Annual Report to Shareholders. With the exception of the items referred to in Items 1, 6, 7 and 8, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this report.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report incorporated by reference in this Form 10-K into the Company's previously filed Registration Statement No.'s 33-34996, 333-04223 and 33-64764 on Form S-8.







                                                   ARTHUR ANDERSEN LLP

Portland, Oregon
  March 30, 1998

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 30th day of March, 1998.

                                    POPE & TALBOT, INC.

                                    BY:  \s\ Peter T. Pope
                                         -------------------------------------
                                         Peter T. Pope, Chairman of the Board
                                         and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        Chairman of the Board and
\s\ Peter T. Pope                       Chief Executive Officer             March 30, 1998
-----------------------------------     --------------------------------    --------------
Peter T. Pope

\s\ Gordon P. Andrews                   Director                            March 30, 1998
-----------------------------------     --------------------------------    --------------
Gordon P. Andrews

\s\ Hamilton W. Budge                   Director                            March 30, 1998
-----------------------------------     --------------------------------    --------------
Hamilton W. Budge

\s\ Charles Crocker                     Director                            March 30, 1998
-----------------------------------     --------------------------------    --------------
Charles Crocker

\s\ Michael Flannery                    President and Director              March 30, 1998
-----------------------------------     --------------------------------    --------------
Michael Flannery

\s\ Warren E. McCain                    Director                            March 30, 1998
-----------------------------------     --------------------------------    --------------
Warren E. McCain

\s\ Robert Stevens Miller, Jr.          Director                            March 30, 1998
-----------------------------------     --------------------------------    --------------
Robert Stevens Miller, Jr.

\s\ Hugo G. L. Powell                   Director                            March 30, 1998
-----------------------------------     --------------------------------    --------------
Hugo G. L. Powell

\s\ Brooks Walker, Jr.                  Director                            March 30, 1998
-----------------------------------     --------------------------------    --------------
Brooks Walker, Jr.
                                        Senior Vice President and
\s\ Robert J. Day                       Chief Financial Officer             March 30, 1998
-----------------------------------     --------------------------------    --------------
Robert J. Day

\s\ Robert L. Bluhm                     Financial Controller                March 30, 1998
-----------------------------------     --------------------------------    --------------
Robert L. Bluhm