Form 10-Q
period 1998-03-31
POPE & TALBOT INC /DE/
filed 1998-05-14
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                           Commission File No. 1-7852


                               POPE & TALBOT, INC.


          Delaware                                           94-0777139
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

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

        Common stock, $1 par value - 13,481,441 shares as of May 7, 1998

PART I.      FINANCIAL INFORMATION

                                                                               Page No.
                                                                               --------
        ITEM 1.   Financial Statements:

           Consolidated Condensed Balance Sheets -
             March 31, 1998 and December 31, 1997                                    2

           Consolidated Statements of Income -
             Three Months Ended March 31, 1998 and 1997                              3

           Consolidated Condensed Statements of Cash Flows -
             Three Months Ended March 31, 1998 and 1997                              4

           Notes to Consolidated Condensed Financial Statements                    5-9


        ITEM 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  10-13


PART II.     OTHER INFORMATION

        ITEM 4.   Submission of Matters to a Vote of Security Holders               14

        ITEM 6.   Exhibits and Reports on Form 8-K                               14-16

PART I.
                               POPE & TALBOT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                   March 31,        December 31,
                                                                      1998              1997
                                                                   ---------         ---------
        ASSETS
Current assets:
    Cash and cash equivalents                                      $  47,223         $  31,911
    Short-term investments                                            26,131                --
    Accounts receivable                                               66,743            34,134
    Inventories:
        Raw materials                                                 56,471            46,704
        Finished goods                                                31,735            19,283
                                                                   ---------         ---------
                                                                      88,206            65,987
    Prepaid expenses and other                                        12,251            11,057
    Discontinued tissue operations net assets held for sale               --            67,861
                                                                   ---------         ---------
           Total current assets                                      240,554           210,950

Properties:
    Plant and equipment                                              428,051           279,298
    Accumulated depreciation                                        (184,980)         (178,459)
                                                                   ---------         ---------
                                                                     243,071           100,839
    Land and timber cutting rights                                    11,889             7,326
                                                                   ---------         ---------
           Total properties                                          254,960           108,165

Other assets:
    Investment in equity securities                                       --            13,760
    Deferred income tax assets, net                                       --            24,843
    Other                                                             13,482            18,049
                                                                   ---------         ---------
           Total other assets                                         13,482            56,652
                                                                   ---------         ---------
                                                                   $ 508,996         $ 375,767
                                                                   =========         =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                  $      --         $  41,800
    Current portion of long-term debt                                    521               521
    Accounts payable and accrued liabilities                          72,141            40,488
    Income taxes                                                       5,778             2,026
                                                                   ---------         ---------
           Total current liabilities                                  78,440            84,835

Noncurrent liabilities:
    Reforestation                                                     17,245            16,427
    Postretirement benefits                                           12,308             6,338
    Deferred income tax liabilities, net                               5,427                --
    Long-term debt, net of current portion                           142,472            88,705
                                                                   ---------         ---------
           Total noncurrent liabilities                              177,452           111,470

Minority interest                                                     53,083                --

Commitments and contingent liabilities                                    --                --

Stockholders' equity:
    Common stock                                                      13,972            13,972
    Additional paid-in capital                                        34,395            34,395
    Retained earnings                                                168,306           150,386
    Cumulative translation adjustments                                (7,208)           (9,847)
    Less treasury shares at cost                                      (9,444)           (9,444)
                                                                   ---------         ---------
           Total stockholders' equity                                200,021           179,462
                                                                   ---------         ---------
                                                                   $ 508,996         $ 375,767
                                                                   =========         =========



The accompanying notes are an integral part of these consolidated condensed balance sheets.

                               POPE & TALBOT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                                             Three months ended
                                                                                  March 31,
                                                                          1998                 1997
                                                                      ------------         ------------
Revenues:
  Wood products                                                       $     57,168         $     64,314
  Pulp products                                                             46,325               19,778
                                                                      ------------         ------------
    Total                                                                  103,493               84,092

Costs and expenses:
  Cost of sales:
    Wood products                                                           55,396               56,440
    Pulp  products                                                          50,778               21,573
  Selling, general and administrative                                        6,429                3,991
  Interest, net                                                              2,299                1,574
                                                                      ------------         ------------
    Total                                                                  114,902               83,578
                                                                      ------------         ------------

Income (loss) before income taxes, minority
  interest and discontinued tissue operations                              (11,409)                 514

Income tax provision (benefit)                                              (3,482)                 271
                                                                      ------------         ------------
Income (loss) before minority interest
  and discontinued tissue operations                                        (7,927)                 243
Minority interest in net loss of subsidiary, net of income tax              (1,334)                  --
                                                                      ------------         ------------
Income (loss) from continuing operations                                    (6,593)                 243
                                                                      ------------         ------------
Discontinued operations:
  Income from discontinued tissue operations
    (net of tax provision of $164 and $726 for three
    months ended March 31, 1998 and 1997, respectively)                        256                1,135
  Gain on disposal of discontinued operations
    (net of applicable income taxes of $24,630)                             26,818                   --
                                                                      ------------         ------------
  Income from discontinued operations                                       27,074                1,135
                                                                      ------------         ------------

Net income                                                            $     20,481         $      1,378
                                                                      ============         ============

Basic income (loss) per common share:
    Income (loss) from continuing operations                          $       (.49)        $        .02
    Income from discontinued operations                                       2.01                  .08
                                                                      ------------         ------------
      Net income                                                      $       1.52         $        .10
                                                                      ============         ============

Diluted income (loss) per common share:
    Income (loss) from continuing operations                          $       (.49)        $        .02
    Income from discontinued operations                                       2.00                  .08
                                                                      ------------         ------------
      Net income                                                      $       1.51         $        .10
                                                                      ============         ============

Cash dividends per common share                                       $        .19         $        .19
                                                                      ============         ============

Weighted average number of
  common shares outstanding                                             13,481,441           13,363,779
                                                                      ============         ============



The accompanying notes are an integral part of these consolidated condensed financial statements.

                               POPE & TALBOT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                         Three months ended
                                                                               March 31,
                                                                        1998              1997
                                                                     ---------         ---------
Cash flow from operating activities:
  Net income                                                         $  20,481         $   1,378
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                      7,204             7,537
      Gain on disposal of discontinued operations                      (51,448)               --
      Minority interest in subsidiary loss, net of income tax           (1,334)               --
      Increase (decrease) in:
         Accounts payable and accrued liabilities                        1,099            (1,295)
         Income taxes                                                    3,752               767
         Reforestation                                                     691             1,076
         Postretirement benefits                                           261               174
         Deferred income taxes, net                                     15,269            (1,315)
      Decrease (increase) in:
         Accounts receivable                                            (4,548)           (5,496)
         Inventories                                                     6,457             3,205
         Deposits on timber purchase contracts                             118                40
         Prepaid expenses                                                1,531              (409)
         Other assets                                                    4,977              (782)
                                                                     ---------         ---------
               Net cash provided by
                 operating activities                                    4,510             4,880

Cash flow from investing activities:
  Purchase of short-term investments                                   (26,131)               --
  Capital expenditures                                                  (4,349)           (1,650)
  Investment in subsidiary, net of cash acquired                       (35,846)               --
  Proceeds from disposal of discontinued operations                    121,218                --
  Proceeds from sale of other properties                                   398                 2
                                                                     ---------         ---------
               Net cash provided by (used for)
                 investing activities                                   55,290            (1,648)

Cash flow from financing activities:
  Net increase (decrease) in short-term borrowings                     (41,800)            1,100
  Reduction in long-term debt                                             (127)             (119)
  Cash dividends                                                        (2,561)           (2,539)
                                                                     ---------         ---------
               Net cash used for financing activities                  (44,488)           (1,558)
                                                                     ---------         ---------

               Increase in cash and cash equivalents                    15,312             1,674

               Cash and cash equivalents at
                 beginning of period                                    31,911            32,208
                                                                     ---------         ---------

               Cash and cash equivalents at
                 end of period                                       $  47,223         $  33,882
                                                                     =========         =========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                               POPE & TALBOT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             March 31, 1998 and 1997
                                   (Unaudited)
1.  General

        The consolidated condensed interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997, the results of operations for the three months ended March 31, 1998 and 1997, and changes in cash flows for the three months ended March 31, 1998 and 1997. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's 1997 report on Form 10-K. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.  Income Taxes

        The income tax provision is estimated on an interim basis using the best available information for projected results for the entire year.

3.  Earnings per Share

        The Company has adopted the provision of Statement of Financial Accounting Standards (SFAS No. 128), "Earnings per Share," to calculate its per share amounts. Per share information is based on the weighted average number of common shares outstanding during each period.

        Certain Company stock options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices. Such stock options totaled 826,454 shares and 853,236 shares for the three months ended March 31, 1998 and 1997, respectively.

        Refer to Exhibit 11.1 of this filing for the computation of average common shares outstanding and earnings per share.

4.  Discontinued Operations

        On January 22, 1998, the Company entered into a definitive agreement to sell assets of its tissue business (the "business") to PLAINWELL, INC. (Plainwell) for a total cash consideration of $121.2 million and the assumption by Plainwell of essentially all of the tissue business liabilities. This sale closed on March 6, 1998. The liabilities assumed by Plainwell included the $18.8 million City of Eau Claire note payable and the business's $7.1 million postretirement benefit obligation. The final amount of cash received is subject to post-closing adjustments based on the final working capital position of the business.

        The pre-tax gain on disposition of the business of $51.4 million was accounted for as discontinued operations and includes closing costs associated with the transaction and a provision of $0.4 million for losses (including the allocation of interest expense) during the phase-out period. The Consolidated Statement of Income for the three months ended March 31, 1997, has been reclassified to reflect the discontinuation of the tissue business.

5.  Acquisitions

        On February 2, 1998, the Company acquired 6.8 million shares of Harmac Pacific Inc. (Harmac) common stock for $77.8 million Canadian dollars (approximately $53.4 million U.S. dollars). This February 1998 acquisition, combined with the Company's previous Harmac stock purchases, resulted in the Company holding a 53 percent controlling ownership interest in Harmac. Total consideration paid for Harmac, including acquisition costs of $2.5 million Canadian dollars, was $101.8 million Canadian dollars (approximately $69.9 million U.S. dollars).

        The acquisition was accounted for as a purchase and the results of operations of Harmac have been included in the consolidated financial statements from the date of acquisition. The fair value of assets acquired and liabilities assumed are as follows:

               Current assets, other than cash             $  60,495
               Property, plant and equipment                 145,776
               Other assets                                      728
               Current liabilities                           (29,297)
               Convertible subordinated debentures           (52,556)
               Other liabilities                             (20,429)
               Minority interest                             (54,417)
                                                           ---------
               Purchase price, net of cash received        $  50,300
                                                           =========

        The following unaudited proforma information for the periods set forth below give effect to the transaction as if it had occurred at the beginning of each period after giving effect to certain adjustments, including material differences between Canadian and U.S. GAAP. The proforma information does not necessarily reflect the results of operations that actually would have been achieved had the acquisition been consummated at that time.

                                                                   Three months ended
                                                                        March 31,
                                                                 1998                1997
                                                             -----------         -----------
        Revenues                                             $   112,556         $   122,575
        Loss from continuing operations                           (7,375)             (1,608)
        Income from discontinued tissue operations                27,074               1,135
        Net income (loss)                                         19,699                (473)
        Basic income (loss) per share
           Loss from continuing operations                          (.55)               (.12)
           Income from discontinued tissue operations               2.01                 .08
           Net income (loss)                                        1.46                (.04)
        Diluted income (loss) per share
           Loss from continuing operations                          (.55)               (.12)
           Income from discontinued tissue operations               2.00                 .08
           Net income (loss)                                        1.45                (.04)

6.  Legal Matters and Contingencies

        The Company is a party to legal proceedings, environmental matters and other contingencies generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that the ultimate outcome resulting from these proceedings and matters would not have a material effect on the Company's current financial position or liquidity; however, in any given future reporting period such proceedings or matters could have a material effect on results of operations.

        In 1992, the Company was contacted by the local governmental owner of a vacant industrial site in Oregon on which the Company previously conducted business. The owner informed the Company that the site has been identified as one containing creosote and coal tar, and that it plans to undertake a voluntary cleanup effort of the site. The owner has requested that the Company participate in the cost of the cleanup. The Company is currently participating in the investigation stage of this site with remediation and monitoring to occur over several years, likely beginning in late 1999 or 2000. Based on preliminary findings, the Company has estimated the likely cost of remediation and monitoring to be in the range of $5 to $12 million and that no amount within the range is more likely an outcome than another. The ultimate cost to the Company for site remediation and monitoring cannot be predicted with certainty due to the unknown magnitude of the contamination, the varying costs of alternative cleanup methods, the cleanup time frame possibilities, the evolving nature of remediation technologies and governmental regulations and the inability to determine the Company's share of multi-party obligations or the extent to which contributions will be available from other parties. The Company has established reserves for environmental remediation and monitoring related to this site in an amount it believes is probable and reasonably estimable. The Company has not assumed it will bear the entire cost of remediation to the exclusion of other known potentially responsible parties (PRPs) who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account based generally on the parties' financial condition and probable contribution. Certain recoveries from insurance carriers have been recorded as their receipt is deemed probable and amounts are reasonably estimable.

        On December 31, 1997, the Company filed a claim in the United States District Court for the Western District of Washington in Seattle against the Procter & Gamble Company (P&G) alleging anti-trust violations and seeking a declaration of non-infringement and invalidity of certain P&G disposable baby diaper patents. This claim was filed in response to assertions made by P&G to the Company that certain disposable diaper products produced by the Company's discontinued disposable diaper operations infringed two of P&G's inner-leg gather patents. P&G has indicated it believes the Company is obligated to it with respect to the sale of diapers which allegedly used the patents. The Company has asserted in its legal action that it did not infringe any valid claims of the P&G patents and also that P&G and another diaper supplier have taken actions to prevent fair competition among sellers of disposable diapers. P&G received a favorable judgment in the State of Delaware in December 1997 in an infringement action against Paragon Trade Brands, Inc. (Paragon) based on the same diaper patents. Early in 1998, Paragon appealed the Court's decision. If

        P&G proceeds against the Company with legal action related to its patent infringement assertions and is substantially successful in such legal action, the outcome could have a material adverse affect on the Company's results of operations, liquidity and financial position. The Company intends to vigorously assert its position.

        In 1985, the stockholders of the Company approved a Plan of Distribution pursuant to which all of the Company's timber properties and development properties and related assets and liabilities in the State of Washington were transferred to newly-formed Pope Resources, A Delaware Limited Partnership (the Partnership). The transfer resulted in $10,266,000 of taxes currently payable in 1985, which was charged to stockholders' equity.

        Upon audit, the Internal Revenue Service (IRS) challenged the distribution value of the assets reported by the Company for federal income tax purposes. In January 1993, the Company petitioned the United States Tax Court (Tax Court) in order to resolve the disputed value of the distribution. The issue was tried in the Tax Court during the third quarter 1995. The Company incurred costs (primarily in 1995) in connection with the Tax Court litigation. In 1995, these litigation costs, together with related tax payments and interest charges totaling $4,884,000, net of tax benefits of $1,374,000, were recognized as a reduction in additional paid-in capital with respect to the Partnership transaction. In March and October, 1997, the Tax Court rendered decisions concerning the Company's tax liability arising from the Partnership transaction. The Company is presently in the process of appealing the decision and filed notice as such with the 9th Circuit Court of Appeals during December, 1997. In the second quarter of 1997, based on the Company's best estimate of the ultimate tax liability, taking into consideration the Tax Court's March 1997 decision, the Company recognized a further reduction in additional paid-in capital of $1,846,000. This charge to equity, which represents the minimum in the estimated range of exposure to the Company, reflected tax and interest amounts totaling $2,492,000, net of tax benefits of $646,000. Taking into consideration the potential outcomes of the Company's appeal of the Tax Court decision, the Company estimates the potential for additional equity reductions will range from zero (if the Company is wholly successful in its appeal of the Tax Court decision) up to $4 million (if the Tax Court decision becomes final or is sustained on appeal). Any further tax, interest and litigation costs related to the Partnership transaction will be recognized as a reduction in equity with respect to the Partnership transaction.

        In December 1996, the IRS proposed certain adjustments pertaining to transactions between the Company and its wholly-owned Canadian subsidiary, resulting in the assertion that additional taxes were due for tax years 1993 and 1994. Although the final outcome of this matter cannot be predicted, the Company presently believes that the results of the IRS proposed adjustments will not have a material effect on the Company's financial position or liquidity. However, in any given reporting period, IRS adjustments pertaining to such transactions could have a material effect on results of operations.

7. Comprehensive Income

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, (SFAS No. 130) "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Comprehensive income is as follows:

                                                   Three months ended
                                                        March 31,
                                                   1998           1997
                                                  -------        -------
        Net income                                $20,481        $ 1,378
        Cumulative translation adjustments          2,639         (1,080)
                                                  -------        -------
        Comprehensive income                      $23,120        $   298
                                                  =======        =======

                               POPE & TALBOT, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             March 31, 1998 AND 1997
                                   (unaudited)


RESULTS OF OPERATIONS

Pope & Talbot, Inc.'s (the Company's) first quarter 1998 results include the consolidation of Harmac Pacific Inc. (Harmac), since the February 2, 1998 acquisition of 53 percent of Harmac's outstanding common shares. First quarter net income of $20.5 million, or $1.51 per diluted share, included a loss from continuing operations of $6.6 million, or $.49 per diluted share, and income from discontinued operations of $27.1 million or $2.00 per diluted share. Income from discontinued operations included a gain on the disposal of the Company's discontinued tissue operations of $26.8 million. The 1998 first quarter net income compared to first quarter 1997 net income of $1.4 million, or $.10 per share, which included income from the discontinued tissue operations of $1.1 million, or $.08 per share. Revenues of $103.5 million in the 1998 first quarter were 23 percent higher than those in the comparable 1997 period reflecting inclusion of Harmac revenues of $26.8 million, which more than offset lower lumber sales of $7.3 million.

WOOD PRODUCTS

Wood products segment earnings of $.7 million in the first quarter of 1998 compared to income of $6.8 million in the first quarter of 1997. This segment represented 55 percent of first quarter 1998 revenues. Wood products revenues of $57.2 million in the 1998 first quarter compared to revenues of $64.3 million during the corresponding 1997 period. The 1998 revenue decrease reflects lower lumber prices which more than offset higher lumber volumes. Average first quarter 1998 lumber prices were 7, 15 and 20 percent below fourth, third and second quarter of 1997 levels, respectively. This trend of falling average quarterly lumber prices followed a trend of continued quarterly average price increases, which began in mid-1995. Lumber prices hit their cyclical peak in the second quarter 1997 and prices continued to fall throughout the 1997 fourth quarter and into the early first quarter of 1998. Prices appear to have stabilized at the early first quarter of 1998 amounts. Lumber prices in the 1998 first quarter were about 18 percent lower than for the corresponding period of 1997. The sawmills' residual chip markets in the Pacific Northwest and British Columbia remain poor, reflecting the weakness in world pulp markets during the period. Chip prices remained essentially flat at their relatively low levels beginning in the third quarter of 1996 through the first three quarters of 1997. First quarter 1998 chip prices were 19 percent higher than the levels of the corresponding 1997 period, but only 2 percent higher than the fourth quarter of 1997. The Company uses residual chips in its pulp business, which mitigates somewhat the impact of these low chip prices in the lumber business. However, the Company produces more residual chips in its lumber business than it consumes in its pulp business, so on balance, weak chip prices have a detrimental impact on the Company's overall operating results.

Lumber sales volume of 145 million board feet in the first quarter of 1998 compared to shipments of 139 million board feet during the corresponding 1997 quarter. The volume increase reflected increased production at the Company's Canadian sawmills. The Company's sawmills operated at capacity during the first quarter of 1998.

During 1996, U.S. and Canadian trade negotiators reached an agreement establishing volume quotas on Canadian softwood lumber shipments to the U.S. Based on this agreement, Canadian lumber producers are assigned volume quotas specifying on a company by company basis the lumber volumes which may be shipped to the U.S. tariff-free and those volumes subject to a $52 per thousand board foot tariff. Shipments in excess of these specified volume quotas are subject to a $104 per thousand board foot tariff. March 31, 1998, represented the end of the fiscal year lumber quota period related to this agreement. During the 1998 first quarter, shipments from the Company's Canadian sawmills into the U.S. resulted in no additional accruals, compared to charges of $.9 million in the first quarter of 1997. The Company expects to be informed of its fiscal year 1998/1999 quota volumes, which will apply retroactively to April 1, in the second quarter of 1998. Approximately 75 percent of the Company's 1998 lumber capacity is located in British Columbia.

PULP PRODUCTS

The Company's pulp segment consists of its Halsey, Oregon pulp mill and its newly acquired share of the Harmac pulp mill. The pulp segment incurred an operating loss of $6.3 million in the first quarter of 1998, which compared to a loss of $2.5 million in the 1997 first quarter. The first quarter of 1998 results included an operating loss of $3.2 million, as a result of the consolidation of the Harmac operations since the February 2, 1998 acquisition. Segment revenues of $46.3 million, or 45 percent of Company sales, were up from first quarter 1997 revenues of $19.8 million. The increase in revenues is due to the inclusion of Harmac sales of $26.8 million for the two-month period since the date of acquisition.

HALSEY

In the 1998 first quarter, losses for the Company's Halsey pulp mill were up slightly compared to the corresponding 1997 period reflecting higher production and raw material costs. Pulp pricing peaked in the fourth quarter of 1995 followed by a rapid decline at the end of 1995, which continued through the first quarter of 1996. Pulp prices remained relatively poor throughout the second half of 1996 and appeared to have bottomed in early 1997. Although prices improved in second, third and fourth quarters of 1997, pulp prices have fallen in the first quarter of 1998. Average first quarter of 1998 pulp prices are flat when compared to the corresponding 1997 period but are down 18 percent from the fourth quarter of 1997 and over 40 percent from the fourth quarter of 1995 peak. The Company sold approximately 40 percent of its first quarter 1998 pulp volume to the Grays Harbor Paper Company (Grays Harbor) while during the corresponding 1997 period the Company sold about half of its volume to Grays Harbor. In late 1997, the Company and Grays Harbor modified their pulp sales supply contract. The modified contract, which became effective January 1, 1998, changed the pulp pricing formula so that pulp prices are indexed to Southern mixed (U.S.) bleached hardwood kraft prices rather than white paper prices. The impact of the revised agreement on the 1998 first quarter was lower Grays Harbor pulp prices, however the Company expects that over the long-term, pulp pricing under the new formula will be comparable to that under the previous pricing formula. As discussed for the Company's wood products segment, residual wood chip prices had remained low during the first three quarters of 1997 with an upturn in prices in the fourth quarter of 1997 which have lasted through the first quarter of 1998. Sawdust costs, however, have remained flat at low levels for all of 1997 and through the first quarter of 1998. The low sawdust costs are significant since sawdust pulp represented over 60 percent of first quarter of 1998 pulp production. Total wood cost is 26 percent higher than the corresponding 1997 quarter.

Pulp sales volume of 46,000 metric tons in the first quarter of 1998 compared to shipments of 47,000 metric tons during the corresponding 1997 quarter. The Company's Halsey pulp mill operated at capacity during the first quarter of 1998.

HARMAC

Proforma revenues for the first three months of 1998 for the Harmac pulp mill of $35.9 million compare to proforma revenues for the corresponding 1997 period of $38.5 million. Pulp pricing for the first quarter of 1998 was 2 percent and 11 percent below the 1997 first and fourth quarters' prices, respectively. Sales volume for the first quarter of 1998 was 6 percent below the corresponding 1997 period, but was 7 percent above the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1998, operations generated cash of $4.5 million. Income from continuing operations before non-cash charges for depreciation and amortization generated $.6 million of cash during the first three months of 1998. Increases in income taxes payable and deferred income taxes during the first three months of $3.8 million and $15.2 million, respectively, related primarily to the gain on the sale of the discontinued tissue business. Reductions of inventories, related primarily to seasonal decreases in log inventories from their relatively large year-end 1997 levels, generated cash of $6.5 million. Increases in accounts receivable related mainly to higher lumber and pulp shipments used cash of $4.5 million. Decreases of other assets, totaling $5.1 million, included the receipt of payment for $3.5 million on a long-term note receivable.

Upon the sale of the tissue business to Plainwell, the Company received $121.2 million in cash and Plainwell assumed essentially all of the tissue business liabilities. The Company used the cash received mainly to pay short-term debt obligations and to purchase short-term investments.

In December 1997, the Company announced its tender offer to acquire a controlling interest in Harmac's outstanding common shares for cash. During the first quarter of 1998, the investment in Harmac, net of cash acquired of $19.6 million, was $35.8 million, and included common stock purchases and acquisition costs. On February 2, 1998, the Company acquired 6.8 million shares of Harmac common stock for $77.8 million Canadian dollars (approximately $53.4 million U.S. dollars). This February 1998 acquisition, combined with the Company's previous Harmac stock purchases in 1997 and January 1998, resulted in the Company holding a 53 percent controlling ownership interest in Harmac. The payment for the Harmac shares in the first quarter of 1998 was made from existing cash and cash equivalent balances, supplemented with borrowings of approximately $20 million under the Company's revolving-credit agreement.

The Company invested $4.3 million in capital projects during the first three months of 1998 and estimates that total 1998 capital spending will approximate $26 million. This 1998 capital spending includes various cost reducing, business sustaining and profit improvement projects, the largest being a $9 million project at the Castlegar sawmill to install an energy system, and a nearly $9 million project at the Harmac pulp mill to install a barge unloading facility which will be completed during 1998. The Company anticipates that approximately $32 million will be required in the remainder of 1998 and during 1999 to complete previously approved projects. It is anticipated that capital spending for the remainder of the year will be financed from internally generated cash, existing balances of cash and cash equivalents and, if necessary, from the Company's lines of credit.

Through the first three months of 1998, the Company paid $2.6 million of dividends. The Company currently has a $75 million revolving-credit agreement with no outstanding balance as of March 31, 1998.


FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements in this report or in other Company communications, such as press releases, may relate to future events or the Company's future performance and such statements are forward-looking statements. Such forward-looking statements are based on present information the Company has related to its existing business circumstances. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may differ materially from such forward-looking statements. Factors that may result in such variances include, but are not limited to, changes in commodity prices, interest rates and other economic conditions, actions by competitors, changing weather conditions and natural phenomena, actions by government authorities, uncertainties associated with legal proceedings (as described in Notes to Consolidated Condensed Financial Statements, Note 6.), technological developments, future decisions by management in response to changing conditions and misjudgments in the course of preparing forward-looking statements. Such factors are discussed in this report on Form 10-Q as well as in the Company's Annual Report on Form 10-K.

PART II.

      ITEM 4.  Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Shareholders was held on April 30, 1998. The following members were elected to the Company's Board of Directors to hold office for three-year terms expiring in 2001.

               Nominee                         In Favor                 Withheld
               -------                         --------                 --------
               Hamilton W. Budge          10,536,785(93.20%)           768,125(6.80%)
               Charles Crocker            10,591,926(93.69%)           712,984(6.31%)
               Michael Flannery           10,597,324(93.74%)           707,586(6.26%)

        Additionally, the following directors were elected in previous years to three-year terms on the Company's Board of Directors and will continue their terms of office: Gordon P. Andrews, Warren E. McCain, Robert Stevens Miller, Jr., Peter T. Pope, Hugo G.L. Powell and Brooks Walker, Jr.

        The results of the voting on the approval to amend the Stock Option and Appreciation Plan was as follows:

            In Favor                      Opposed                   Abstained
            --------                      -------                   ---------
         7,421,480(65.65%)            3,803,256(33.64%)            80,174(0.71%)

        The results of the voting on the ratification of selection of Arthur Andersen LLP as independent public accountants was as follows:

            In Favor                      Opposed                   Abstained
            --------                      -------                   ---------
       11,219,393(99.24%)               38,167(0.34%)             47,350(0.42%)


      ITEM 6.  Exhibits and Reports on Form 8-K

     Exhibits
     --------
        2.2     Offer to Purchase and Circular, dated December 20, 1997.
                (Incorporated herein by reference to Exhibit 1 to Schedule
                14-D-1F filed with the Securities and Exchange Commission on
                December 22, 1997 by Pope & Talbot Pulp Ltd.)

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

         4.2 Rights Agreement, dated April 4, 1988, between the Company and The Bank of California, as rights agent. (Incorporated herein by reference to Exhibit 4(e) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1992.)

         4.3 Revolving Credit Agreement, dated December 15, 1997, between the Company and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.1 to the Company's Current
                  Report on Form 8-K filed March 20, 1998.)

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

      10.1.8      Director Deferred Compensation Plan.

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

        10.5      Grays Harbor Paper L.P. Amended and Restated Pulp Sales Supply
                  Contract, dated December 17, 1997 (with certain confidential information deleted). (Incorporated herein by reference to
                  Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)

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

         Reports on Form 8-K

         A Current Report on Form 8-K was filed on January 22, 1998 reporting the signing of a definitive agreement to sell its private label tissue business to an investor group led by PLAINWELL, INC. (Plainwell) for $147 million in cash and certain assumed liabilities. On February 11, 1998 a Current Report on Form 8-K was filed reporting the acquisition of Harmac Pacific Inc. (Harmac) common shares which resulted in the Company owning 53 percent of Harmac's outstanding common shares. A Current Report on Form 8-K was filed on March 20, 1998 reporting the March 6, 1998 sale of the Company's private label tissue business to Plainwell.

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


                                                       POPE & TALBOT, INC.
                                               ---------------------------------
                                                          Registrant





Date:  May 14, 1998                            /s/  Robert J. Day
                                               ---------------------------------
                                               Robert J. Day
                                               Senior Vice President and
                                               Chief Financial Officer