Form 10-Q
period 1998-06-30
POPE & TALBOT INC /DE/
filed 1998-08-10
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from_______ to_______


                           Commission File No. 1-7852


                               POPE & TALBOT, INC.


           Delaware                                  94-0777139
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

1500 S.W. 1st Ave., Portland, Oregon                      97201
------------------------------------     ---------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:    (503) 228-9161
                                                     ---------------------------


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

       Common stock, $1 par value - 13,481,441 shares as of August 4, 1998

PART I.           FINANCIAL INFORMATION

                                                                                 Page No.
                                                                                 --------
           ITEM 1.   Financial Statements:

                Condensed Consolidated Balance Sheets -
                  June 30, 1998 and December 31, 1997                                   2

                Consolidated Statements of Income -
                  Three and Six Months Ended June 30, 1998 and 1997                     3

                Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1998 and 1997                               4

                Notes to Condensed Consolidated Financial Statements                  5-8


           ITEM 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                   9-12


PART II.        OTHER INFORMATION

           ITEM 6.   Exhibits and Reports on Form 8-K                                  13


PART I.
                               POPE & TALBOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                 June 30,           December 31,
                                                                  1998                 1997
                                                                ---------           ---------
           ASSETS
Current assets:
      Cash and cash equivalents                                 $  25,489           $  31,911
      Short-term investments                                       37,603                  --
      Accounts receivable                                          66,567              34,134
      Inventories:
           Raw materials                                           43,389              46,704
           Finished goods                                          29,765              19,283
                                                                ---------           ---------
                                                                   73,154              65,987
      Prepaid expenses and other                                   12,454              11,057
      Discontinued operations net assets held for sale                 --              67,861
                                                                ---------           ---------
                Total current assets                              215,267             210,950

Properties:
      Plant and equipment                                         426,420             279,298
      Accumulated depreciation                                   (190,453)           (178,459)
                                                                ---------           ---------
                                                                  235,967             100,839
      Land and timber cutting rights                               11,669               7,326
                                                                ---------           ---------
                Total properties                                  247,636             108,165

Other assets:
      Investment in equity securities                                  --              13,760
      Deferred income tax assets, net                                  --              24,843
      Other                                                        13,327              18,049
                                                                ---------           ---------
                Total other assets                                 13,327              56,652
                                                                ---------           ---------
                                                                $ 476,230           $ 375,767
                                                                =========           =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable                                             $      --           $  41,800
      Current portion of long-term debt                               521                 521
      Accounts payable and accrued liabilities                     62,260              40,488
      Income taxes                                                  3,267               2,026
                                                                ---------           ---------
                Total current liabilities                          66,048              84,835

Noncurrent liabilities:
      Reforestation                                                16,045              16,427
      Postretirement benefits                                      12,412               6,338
      Deferred income tax liabilities, net                          3,740                  --
      Long-term debt, net of current portion                      140,568              88,705
                                                                ---------           ---------
                Total noncurrent liabilities                      172,765             111,470

Minority interest                                                  53,221                  --

Commitments and contingent liabilities                                 --                  --

Stockholders' equity:
      Common stock                                                 13,972              13,972
      Additional paid-in capital                                   34,395              34,395
      Retained earnings                                           158,618             150,386
      Cumulative translation adjustments                          (13,345)             (9,847)
      Less treasury shares at cost                                 (9,444)             (9,444)
                                                                ---------           ---------
                Total stockholders' equity                        184,196             179,462
                                                                ---------           ---------
                                                                $ 476,230           $ 375,767
                                                                =========           =========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                               POPE & TALBOT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                             Three months ended             Six months ended
                                                                   June 30,                     June 30,
                                                        ----------------------------   ----------------------------
                                                            1998            1997           1998            1997
                                                        ------------    ------------   ------------    ------------
Revenues:
   Wood products                                        $     49,305    $     70,014   $    106,473    $    134,328
   Pulp products                                              57,197          18,323        103,522          38,101
                                                        ------------    ------------   ------------    ------------
      Total                                                  106,502          88,337        209,995         172,429

Costs and expenses:
   Cost of sales:
      Wood products                                           52,528          59,225        107,924         115,665
      Pulp products                                 56,914          18,984        107,692          40,557
   Selling, general and administrative                         5,579           4,199         12,008           8,190
   Interest, net                                               1,809           1,590          4,108           3,164
                                                        ------------    ------------   ------------    ------------
      Total                                                  116,830          83,998        231,732         167,576
                                                        ------------    ------------   ------------    ------------

Income (loss) before income taxes, minority
  interest and discontinued operations                       (10,328)          4,339        (21,737)          4,853

Income tax provision (benefit)                                (2,921)          1,997         (6,403)          2,268
                                                        ------------    ------------   ------------    ------------

Income (loss) before minority interest
   and discontinued operations                                (7,407)          2,342        (15,334)          2,585
Minority interest in subsidiary loss,
   net of income tax                                            (281)             --         (1,615)             --
                                                        ------------    ------------   ------------    ------------
Income (loss) from continuing operations                      (7,126)          2,342        (13,719)          2,585
Discontinued operations:
   Income from discontinued tissue operations (net of
      tax provision of $1,048
      for three months ended June 30, 1997, and $164
      and $1,774 for the six months ended
      June 30, 1998 and 1997, respectively)                       --           1,639            256           2,774
   Gain on disposal of discontinued tissue
      operations (net of applicable income
      taxes of $24,630)                                           --              --         26,818              --
                                                        ------------    ------------   ------------    ------------
Income from discontinued operations                               --           1,639         27,074           2,774
                                                        ------------    ------------   ------------    ------------

Net income (loss)                                       $     (7,126)   $      3,981   $     13,355    $      5,359
                                                        ============    ============   ============    ============

Basic and diluted income (loss) per common share:
      Income (loss) from continuing operations          $       (.53)   $        .18          (1.02)            .20
      Income from discontinued operations                         --             .12           2.01             .20
                                                        ------------    ------------   ------------    ------------
        Net income (loss)                               $       (.53)   $        .30   $        .99    $        .40
                                                        ============    ============   ============    ============

Cash dividends per common share                         $        .19    $        .19   $        .38    $        .38
                                                        ============    ============   ============    ============

Weighted average number of
   common shares outstanding                              13,481,441      13,363,997     13,481,441      13,363,888
                                                        ============    ============   ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               POPE & TALBOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                           Six months ended
                                                                               June 30,
                                                                        ----------------------
                                                                           1998         1997
                                                                        ---------    ---------
Cash flow from operating activities:
   Net income                                                           $  13,355    $   5,359
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                      15,000       15,025
        Gain on disposal of discontinued operations                       (51,448)          --
        Minority interest in subsidiary loss, net of income tax            (1,615)          --
        Increase (decrease) in:
             Accounts payable and accrued liabilities                      (8,015)      (2,711)
             Income taxes                                                   1,241        1,853
             Reforestation                                                     39          859
             Postretirement benefits                                          556          320
             Deferred income taxes, net                                    13,702       (1,640)
        Decrease (increase) in:
             Accounts receivable                                           (4,372)      (8,319)
             Inventories                                                   21,509       24,328
             Deposits on timber purchase contracts                            457          192
             Prepaid expenses                                               1,023         (809)
             Other assets                                                   2,554       (3,129)
                                                                        ---------    ---------
                     Net cash provided by operating activities              3,986       31,328

Cash flow from investing activities:
   Purchase of short-term investments                                     (37,603)          --
   Capital expenditures                                                   (10,694)      (4,662)
   Investment in subsidiary, net of cash acquired                         (35,846)          --
   Proceeds from disposal of discontinued operations                      120,451           --
   Proceeds from sale of other properties                                     463           23
                                                                        ---------    ---------
                     Net cash provided by (used for)
                       investing activities                                36,771       (4,639)

Cash flow from financing activities:
   Net decrease in short-term borrowings                                  (41,800)      (7,200)
   Reduction in long-term debt                                               (256)        (240)
   Partnership transaction tax settlement costs                                --       (1,846)
   Cash dividends                                                          (5,123)      (5,078)
                                                                        ---------    ---------
                     Net cash used for financing activities               (47,179)     (14,364)
                                                                        ---------    ---------

                     Increase (decrease) in cash and cash equivalents      (6,422)      12,325

                     Cash and cash equivalents at
                       beginning of period                                 31,911       32,208
                                                                        ---------    ---------

                     Cash and cash equivalents at
                       end of period                                    $  25,489    $  44,533
                                                                        =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               POPE & TALBOT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997
                                   (Unaudited)

1.    Basis of Presentation

           The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flow activity required under generally accepted accounting principles (GAAP). In the opinion of the Company, all adjustments (consisting of only normal accruals) necessary for a fair presentation of results have been made, and the Company believes such presentation is adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.    Acquisitions

           On February 2, 1998, the Company acquired 6.8 million shares of Harmac Pacific Inc. (Harmac) common stock for $77.8 million Canadian dollars (approximately $53.4 million U.S. dollars). Combined with the Company's previous Harmac stock purchases, this resulted in the Company holding a 53 percent controlling ownership interest in Harmac. Total consideration paid for Harmac, including acquisition costs of $2.5 million Canadian dollars, was $101.8 million Canadian dollars (approximately $69.9 million U.S. dollars).

           The acquisition was accounted for as a purchase and the results of operations of Harmac have been included in the consolidated financial statements from the date of acquisition. The fair value of assets acquired and liabilities assumed were as follows:

                     Current assets, other than cash              $      60,495
                     Property, plant and equipment                      145,776
                     Other assets                                           728
                     Current liabilities                                (29,297)
                     Convertible subordinated debentures                (52,556)
                     Other liabilities                                  (20,429)
                     Minority interest                                  (54,417)
                                                                  -------------
                     Purchase price, net of cash received         $      50,300
                                                                  =============

           The following unaudited pro forma information for the periods set forth below give effect to the transaction as if it had occurred at the beginning of each period after giving effect to certain adjustments, including material differences between Canadian and U.S. GAAP. The pro forma information does not necessarily reflect the results of operations that actually would have been achieved had the acquisition been consummated at that time.

                                               Three months ended        Six months ended
                                                    June 30,                 June 30,
                                             ----------------------   ----------------------
                                               1998         1997        1998         1997
                                             ---------    ---------   ---------    ---------
Revenues                                     $ 106,502    $ 124,922   $ 219,058    $ 247,497
Income (loss) from continuing
   operations                                   (7,126)         116     (14,501)      (1,492)
Income from discontinued operations                 --        1,639      27,074        2,774
Net income (loss)                               (7,126)       1,755      12,573        1,282
Basic and diluted income (loss) per share:
     Loss from continuing operations              (.53)         .01       (1.08)        (.11)
     Income from discontinued
        operations                                  --          .12        2.01          .20
     Net income (loss)                            (.53)         .13         .93          .09


3.    Discontinued Operations

           On January 22, 1998, the Company entered into a definitive agreement to sell assets of its tissue business (the business) for a total cash consideration of $120.5 million and the assumption by the purchaser of essentially all of the tissue business liabilities. This sale closed on March 6, 1998. The liabilities assumed by the purchaser included the $18.8 million City of Eau Claire note payable and the business's $7.1 million postretirement benefit obligation. The post-closing adjustments, based on the final working capital position of the business, were settled during the quarter ended June 30, 1998, and the final amount of cash received was adjusted accordingly.

           The pre-tax gain on disposition of the business of $51.4 million was accounted for as discontinued operations and includes closing costs associated with the transaction and a provision of $0.4 million for losses (including the allocation of interest expense) during the phase-out period. The Consolidated Statements of Income for the three and six month periods ended June 30, 1997, have been reclassified to reflect the discontinuation of the tissue business.

4.    Earnings Per Share

           Certain Company stock options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices. Such stock options totaled 936,084 shares and 658,566 shares for the three and six months ended June 30, 1998 and 1997.

           Refer to Exhibit 11.1 of this filing for the computation of average common shares outstanding and earnings per average common share.

5.  Legal Matters and Contingencies

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

           In December 1996, the IRS proposed certain adjustments pertaining to transactions between the Company and its wholly-owned Canadian subsidiary, resulting in the assertion that additional taxes of approximately $5 million were due for certain tax years under audit. Although the final outcome of this matter cannot be predicted, the Company presently believes that the results of the IRS proposed adjustments will not have a material effect on the Company's financial position or liquidity. However, in any given reporting period, IRS adjustments pertaining to such transactions could have a material effect on results of operations.

6. Comprehensive Income

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Comprehensive income is as follows:

                                                       Three months ended                    Six months ended
                                                            June 30,                               June 30,
                                                  ----------------------------         ------------------------------
                                                       1998           1997                  1998             1997
                                                   ------------    -----------         -------------     ------------
           Net income                             $      (7,126)   $     3,981         $      13,355     $      5,359
           Cumulative translation adjustments            (6,137)           187                (3,498)            (893)
                                                   ------------    -----------         -------------     ------------
           Comprehensive income                   $     (13,263)   $     4,168         $       9,857     $      4,466
                                                  =============    ===========         =============     ============


                               POPE & TALBOT, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)


RESULTS OF OPERATIONS

Pope & Talbot, Inc.'s (the "Company's") continuing operations lost $7.1 million, or $.53 per diluted share, in the second quarter and $13.7 million, or $1.02 per share, for the first six months of 1998. This compares to income from continuing operations of $2.3 million, or $.18 per diluted share, in the second quarter of 1997 and $2.6 million, or $.20 per diluted share, for the first six months of 1997. The 1998 results reflected lower pulp prices due to reduced world-wide demand for the product. In addition, the continuing Asian financial crisis led to increased lumber supplies in the U.S. and lower lumber prices in the Company's markets.

After the impact of discontinued operations, the Company's loss of $7.1 million in the second quarter of 1998 compared with earnings of $4.0 million, or $.30 per diluted share in the same quarter a year ago and $20.5 million, or $1.51 per diluted share, in the first quarter of 1998. On a year-to-date basis, earnings were $13.4 million, or $.99 per diluted share, compared with $5.4 million, or $.40 per diluted share, for the first six months of 1997.

Earnings for 1998 included the results of Harmac Pacific Inc. ("Harmac") from February 2, 1998, the date of the Company's acquisition of 53 percent of Harmac's common shares outstanding. Also, in the first quarter of 1998, the Company sold the assets of its tissue business for cash and assumption of certain tissue business liabilities by the purchaser. The Company currently operates in principally two industries: wood products and pulp products. The table and the following discussion below provides information about the Company's operations by industry.

OPERATING RESULTS BY INDUSTRY:

                                   Three months ended        Six months ended
                                       June 30,                June 30,
(Thousands, unaudited)             1998        1997        1998        1997
----------------------           --------    --------    --------    --------
Operating profit (loss):
     Wood products               $ (4,072)   $  9,562    $ (3,346)   $ 16,351
     Pulp products                 (1,658)     (1,371)     (7,974)     (3,831)
                                 --------    --------    --------    --------
                                   (5,730)      8,191     (11,320)     12,520

Interest expense, net              (1,809)     (1,590)     (4,108)     (3,164)
General corporate expense          (2,789)     (2,262)     (6,309)     (4,503)
                                 --------    --------    --------    --------

Income (loss) before
     income taxes, minority
     interest and discontinued
     operations                  $(10,328)   $  4,339    $(21,737)   $  4,853
                                 ========    ========    ========    ========

Operating profit (loss) is total revenue less directly identifiable costs and expenses. In computing operation profit (loss), none of the following items have been included: general corporate expenses, non-operating other gains (losses), net interest expense, income taxes, discontinued operations, and minority interest.

WOOD PRODUCTS. The Company operates five sawmills in the U.S. and Canada. Wood products incurred an operating loss of $4.1 million in the second quarter of 1998 compared with an operating profit of $9.6 million in the same quarter last year and $0.7 million in the first quarter of 1998.

Revenues from wood products declined as a percentage of total revenues to 46 percent in the second quarter of 1998 compared with 79 percent in the second quarter of 1997, corresponding with lower lumber prices and the increase in pulp revenues associatated with the acquisition of additional pulp facilities in 1998. Wood products revenues were $49.3 million in the second quarter of 1998, compared with $70.0 million in the same quarter of 1997 and $57.2 million in the first quarter of 1998. On a year-to-date basis, wood products revenues were $106.5 million compared with $134.3 million in the same period a year ago. Lumber prices hit a cyclical peak in the second quarter of 1997 and have fallen steadily since then. Average sales prices in the second quarter of 1998 were 26 percent lower than the same quarter last year and seven percent below the first quarter of 1998.

The Company's second quarter 1998 lumber sales volume of 140.8 million board feet was down seven percent from the same quarter a year ago and three percent from the first quarter of 1998. Year-to-date lumber sales totaled 286.1 million board feet compared with 290.2 million board feet in the first half of 1997. At the price levels experienced through June 30, 1998, the import duties imposed by the U.S. and Canadian Softwood Lumber Agreement made additional U.S. sales from the Company's Canadian operations uneconomical. As a result, Pope & Talbot's Canadian mills experienced a one week shutdown at the end of June 1998, and one mill was also down a week in July 1998. The Company will evaluate the need for additional shutdowns in the second half of 1998.

Approximately 75 percent of the Company's lumber capacity is located in British Columbia. Raw material costs in the second quarter of 1998 were largely unchanged compared with the prior periods and should decrease in the future as current market conditions should lead to lower stumpage costs. In the second quarter of 1998, the Company was informed of its fiscal year 1998/1999 quota volumes, effective April 1, 1998. The tariff-free volume for the current fiscal year was reduced approximately 12 million board feet, and the volume allocation subject to the $50 per thousand board feet tariff was increased approximately 1 million board feet.

Residual chips produced in the Company's lumber business in excess of what it uses in its pulp business are sold. In July 1998, Celgar Pulp Co., the Company's largest chip customer, filed for bankruptcy and shut down its mill indefinitely. The chips this customer would have purchased were used by the Company's Nanaimo pulp mill or sold in the open market. Pope & Talbot does not anticipate any material impact from the loss of this chip customer.

PULP PRODUCTS. The Company's pulp segment consists of its majority-owned Harmac mill in Nanaimo, B.C. and its Halsey, Oregon mill. Harmac's results are included from February 2, 1998. The $1.7 million pulp products operating loss in the second quarter of 1998 was significantly less than the first quarter 1998 opearting loss of $6.3 million and slightly higher than the second quarter
1997 operating loss of $1.4 million.

Pulp prices in the second quarter of 1998 at the Harmac mill increased as the European benchmark price of Northern Bleached Softwood Kraft (NBSK) pulp averaged $558/ton, up from $530/ton in the first quarter of 1998. Harmac sold 84,000 tons of pulp in the second quarter of 1998 and 62,000 tons in the prior quarter subsequent to the acquisition by Pope & Talbot.

The Harmac mill produced 81,500 tons of NBSK pulp in the second quarter of 1998, and 52,900 tons in the previous quarter subsequent to the acquisition by the Company. The weak lumber market has resulted in a lower level of logging and lumber production, which, in turn, has reduced the residual chip and pulp supply and led to steadily increasing fiber prices since the third quarter of 1997. In the second quarter of 1998, Harmac modified its mix of raw materials and reduced its fiber costs relative to the first quarter of 1998.

Pulp prices for sales in the second quarter of 1998 at the Halsey mill were flat compared with the previous quarter and down slightly from the second quarter of 1997. Year-to-date 1998 pulp prices were one percent lower than the first half of 1997 pulp prices. Pulp sales volume decreased to 43,000 tons in the second quarter of 1998 from the previous quarter's 46,000 tons and 46,500 tons in the second quarter of 1997. Approximately 40 percent of the Halsey mill output was sold under contract to one customer, with a pricing formula tied to changes in the price of southern mixed (U.S.) bleached hardwood kraft pulp.

Chip costs have been increasing since the fourth quarter of 1997. Sawdust costs have also risen this period, but at a slower rate. In light of this raw material cost differential, Halsey's 1998 sales mix was 35 percent softwood pulp and 65 percent sawdust pulp. Wood costs per ton of production in the second quarter of 1998 averaged $126 and year-to-date averaged $124, compared with $89 and $93 in the respective comparable periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1998, operations generated cash of $4.0 million. Income from continuing operations before non-cash charges for depreciation and amortization generated $1.3 million of cash during this period. Increases in current and deferred income taxes during the first six months totaling $14.9 million was due primarily to the utilization of deferred tax assets related to net operating loss carryforwards in connection with the gain on sale of the discontinued tissue business. Reductions of inventories, due primarily to seasonal decreases in log inventories from their relatively high year-end 1997 levels, generated cash of $21.5 million.

During the first quarter of 1998, the Company acquired a controlling interest in Harmac for cash. The investment in Harmac, net of cash acquired of $19.6 million, was $35.8 million, and included common stock purchases and acquisition costs. The payment for the Harmac shares in the first quarter of 1998 was made from existing cash and cash equivalent balances and borrowings of approximately $20 million under the Company's revolving-credit agreement. From the sale of the tissue business, the Company received $120.5 million in cash and the purchaser assumed essentially all of the tissue business liabilities. The Company used the cash received primarily to pay off short-term debt obligations and to purchase short-term investments.

The Company invested $10.7 million in capital projects during the first six months of 1998 and estimates that total 1998 capital spending will approximate $30 million. Capital spending in 1998 includes various cost reducing, business sustaining and profit improvement projects, the largest being a $9 million project at the Castlegar sawmill to install an energy system, and a $9 million project at the Harmac pulp mill to install a barge unloading facility which will be completed during the fourth quarter of 1998. It is anticipated that capital spending for the remainder of the year will be financed from internally generated cash, existing balances of cash and cash equivalents and, if necessary, from the Company's lines of credit.

Through the first six months of 1998, the Company paid $5.1 million of dividends. On July 15, 1998, the Company declared its third quarter dividend of 19 cents per share, payable on August 14, 1998. Pope & Talbot had borrowing capacity of $75 million under a revolving credit agreement at June 30, 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements in this report or in other Company communications, such as press releases, may relate to future events or the Company's future performance and such statements are forward-looking statements. Such forward-looking statements are based on present information the Company has related to its existing business circumstances. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may differ materially from such forward-looking statements. Factors that may result in such variances include, but are not limited to, changes in commodity prices, interest rates and other economic conditions, actions by competitors, changing weather conditions and natural phenomena, actions by government authorities, uncertainties associated with legal proceedings (as described in Notes to Consolidated Condensed Financial Statements, Note 5), technological developments, future decisions by management in response to changing conditions and misjudgments in the course of preparing forward-looking statements. Such factors are discussed in this report on Form 10-Q as well as in the Company's Annual Report on Form 10-K.

PART II.

        ITEM 6.  Exhibits and Reports on Form 8-K

             Exhibits

              4.2 Rights Agreement, dated April 3, 1998, by and between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent. (Incorporated herein by reference to the Company's Current Report on Form 8-K filed April 7, 1998.)

             11.1        Statement showing computation of per share earnings.

             27.1        Financial Data Schedule.


             The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.


             Reports on Form 8-K

             A Current Report on Form 8-K was filed on April 7, 1998 reporting the Company entered into a Rights Agreement with ChaseMellon Shareholder Services, L.L.C., as Rights Agent, in connection with the renewal of the Company's stockholder rights plan.

             A Current Report on Form 8-K/A was filed on April 17, 1998, as Amendment No. 1 to the Form 8-K dated February 2, 1998, reporting the acquisition of Harmac Pacific Inc. common shares which resulted in the Company owning 53 percent of Harmac's common shares outstanding at that date.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 POPE & TALBOT, INC.
                                        ----------------------------------------
                                                    Registrant



Date:  August 10, 1998                  /s/  ROBERT J. DAY
                                        ----------------------------------------
                                        Robert J. Day
                                        Senior Vice President and
                                        Chief Financial Officer