Form 10-Q
period 1998-09-30
POPE & TALBOT INC /DE/
filed 1998-11-13
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                           Commission File No. 1-7852
                                               ------

                               POPE & TALBOT, INC.
                               -------------------


          Delaware                                          94-0777139
-------------------------------                        -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

1500 S.W. 1st Ave., Portland, Oregon                            97201
-------------------------------                        -----------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (503) 228-9161
                                                       -----------------------


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

        Common stock, $1 par value - 13,481,441 shares as of November 4, 1998

PART I.      FINANCIAL INFORMATION

                                                                                 Page No.
                                                                                 --------
        ITEM 1.   Financial Statements:

           Condensed Consolidated Balance Sheets -
             September 30, 1998 and December 31, 1997                                2

           Consolidated Statements of Operations-
             Three and Nine Months Ended September 30, 1998 and 1997                 3

           Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1998 and 1997                           4

           Notes to Condensed Consolidated Financial Statements                    5-8


        ITEM 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                   9-12


PART II.     OTHER INFORMATION

        ITEM 6.   Exhibits and Reports on Form 8-K                                  13

PART I.
                               POPE & TALBOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                         September 30,     December 31,
                                                             1998              1997
                                                           ---------        ---------
        ASSETS
Current assets:
    Cash and cash equivalents                              $  35,332        $  31,911
    Short-term investments                                    18,558               --
    Accounts receivable                                       60,103           34,134
    Inventories:
        Raw materials                                         53,043           46,704
        Finished goods                                        27,361           19,283
                                                           ---------        ---------
                                                              80,404           65,987
    Prepaid expenses and other                                10,524           11,057
    Discontinued operations net assets held for sale              --           67,861
                                                           ---------        ---------
           Total current assets                              204,921          210,950

Properties:
    Plant and equipment                                      424,832          279,298
    Accumulated depreciation                                (195,428)        (178,459)
                                                           ---------        ---------
                                                             229,404          100,839
    Land and timber cutting rights                            11,472            7,326
                                                           ---------        ---------
           Total properties                                  240,876          108,165

Other assets:
    Investment in equity securities                               --           13,760
    Deferred income tax assets, net                            2,918           24,843
    Other                                                     13,691           18,049
                                                           ---------        ---------
           Total other assets                                 16,609           56,652
                                                           ---------        ---------
                                                           $ 462,406        $ 375,767
                                                           =========        =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                          $      --        $  41,800
    Current portion of long-term debt                            521              521
    Accounts payable and accrued liabilities                  71,668           40,488
    Income taxes                                               4,635            2,026
                                                           ---------        ---------
           Total current liabilities                          76,824           84,835

Noncurrent liabilities:
    Reforestation                                             15,230           16,427
    Postretirement benefits                                   12,567            6,338
    Long-term debt, net of current portion                   138,257           88,705
                                                           ---------        ---------
           Total noncurrent liabilities                      166,054          111,470

Minority interest                                             48,804               --

Commitments and contingent liabilities                            --               --

Stockholders' equity:
    Common stock                                              13,972           13,972
    Additional paid-in capital                                34,395           34,395
    Retained earnings                                        149,303          150,386
    Cumulative translation adjustments                       (17,502)          (9,847)
    Less treasury shares at cost                              (9,444)          (9,444)
                                                           ---------        ---------
           Total stockholders' equity                        170,724          179,462
                                                           ---------        ---------
                                                           $ 462,406        $ 375,767
                                                           =========        =========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                               POPE & TALBOT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                            Three months ended                  Nine months ended
                                                               September 30,                      September 30,
                                                      ------------------------------     ------------------------------
                                                          1998              1997             1998              1997
                                                      ------------      ------------     ------------      ------------
Revenues:
  Wood products                                       $     54,188      $     60,431     $    160,661      $    194,759
  Pulp products                                             50,127            20,252          153,649            58,353
                                                      ------------      ------------     ------------      ------------
    Total                                                  104,315            80,683          314,310           253,112

Costs and expenses:
  Cost of sales:
    Wood products                                           52,251            53,156          160,175           168,821
    Pulp products                                           57,194            19,502          164,886            60,059
  Selling, general and administrative                        6,178             3,702           18,186            11,892
  Interest, net                                              1,750             1,326            5,858             4,490
                                                      ------------      ------------     ------------      ------------
    Total                                                  117,373            77,686          349,105           245,262
                                                      ------------      ------------     ------------      ------------

Income (loss) before income taxes, minority
  interest and discontinued operations                     (13,058)            2,997          (34,795)            7,850

Income tax provision (benefit)                              (4,874)            1,572          (11,277)            3,840
                                                      ------------      ------------     ------------      ------------

Income (loss) before minority interest
  and discontinued operations                               (8,184)            1,425          (23,518)            4,010
Minority interest in subsidiary loss,
  net of income tax                                         (1,431)               --           (3,046)               --
                                                      ------------      ------------     ------------      ------------
Income (loss) from continuing operations                    (6,753)            1,425          (20,472)            4,010
Discontinued operations:
   Income from discontinued tissue operations
    (net of tax provision of $1,237 for three
    months ended September 30, 1997, and $164
    and $3,011 for the nine months ended
    September 30, 1998 and 1997, respectively)                  --             1,935              256             4,709
  Gain on disposal of discontinued tissue
    operations (net of applicable income
    taxes of $24,630)                                           --                --           26,818                --
                                                      ------------      ------------     ------------      ------------
Income from discontinued operations                             --             1,935           27,074             4,709
                                                      ------------      ------------     ------------      ------------

Net income (loss)                                     $     (6,753)     $      3,360     $      6,602      $      8,719
                                                      ============      ============     ============      ============

Basic and diluted income (loss) per common share:
    Income (loss) from continuing operations          $       (.50)     $        .11     $      (1.52)     $        .30
    Income from discontinued operations                         --               .14             2.01               .35
                                                      ------------      ------------     ------------      ------------
      Net income (loss)                               $       (.50)     $        .25     $        .49      $        .65
                                                      ============      ============     ============      ============

Cash dividends per common share                       $        .19      $        .19     $        .57      $        .57
                                                      ============      ============     ============      ============

Weighted average number of
  common shares outstanding                             13,481,441        13,465,759       13,481,441        13,398,218
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

                               POPE & TALBOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                      Nine months ended
                                                                        September 30,
                                                                  ------------------------
                                                                    1998           1997
                                                                  ---------      ---------
Cash flow from operating activities:
  Net income                                                      $   6,602      $   8,719
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                  22,703         22,526
      Gain on disposal of discontinued operations                   (51,448)            --
      Minority interest in subsidiary loss, net of income tax        (3,046)            --
      Increase (decrease) in:
         Accounts payable and accrued liabilities                     1,393          6,495
         Income taxes                                                 2,609          2,961
         Reforestation                                                 (111)           490
         Postretirement benefits                                        952            466
      Decrease (increase) in:
         Accounts receivable                                          2,092         (6,074)
         Inventories                                                 14,259         11,966
         Deposits on timber purchase contracts                          397          1,368
         Prepaid expenses                                             2,419         (1,149)
         Deferred income taxes, net                                   7,138         (1,618)
         Other assets                                                  (202)        (2,068)
                                                                  ---------      ---------
               Net cash provided by operating activities              5,757         44,082

Cash flow from investing activities:
  Purchase of short-term investments                                (18,558)            --
  Capital expenditures                                              (18,974)        (9,325)
  Investment in subsidiary, net of cash acquired                    (35,846)            --
  Proceeds from disposal of discontinued operations                 120,451             --
  Proceeds from sale of other properties                                463             99
                                                                  ---------      ---------
               Net cash provided by (used for)
                 investing activities                                47,536         (9,226)

Cash flow from financing activities:
  Net decrease in short-term borrowings                             (41,800)        (3,800)
  Reduction in long-term debt                                          (387)          (363)
  Partnership transaction tax settlement costs                           --         (1,846)
  Proceeds from issuance of treasury stock, net                          --          1,869
  Cash dividends                                                     (7,685)        (7,636)
                                                                  ---------      ---------
               Net cash used for financing activities               (49,872)       (11,776)
                                                                  ---------      ---------

               Increase in cash and cash equivalents                  3,421         23,080

               Cash and cash equivalents at
                 beginning of period                                 31,911         32,208
                                                                  ---------      ---------

               Cash and cash equivalents at
                 end of period                                    $  35,332      $  55,288
                                                                  =========      =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               POPE & TALBOT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997
                                   (Unaudited)

1.  Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flow activity required under generally accepted accounting principles (GAAP). In the opinion of the Company, all adjustments (consisting of only normal accruals) necessary for a fair presentation of results have been made, and the Company believes such presentation is adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                                                          Three months ended           Nine months ended
                                                             September 30,                September 30,
                                                       ------------------------     ------------------------
                                                         1998           1997          1998           1997
                                                       ---------      ---------     ---------      ---------
        Revenues                                       $ 104,315      $ 129,273     $ 323,373      $ 376,770
        Income (loss) from continuing
           operations                                     (6,753)         2,115       (21,254)           623
        Income from discontinued operations                   --          1,935        27,074          4,709
        Net income (loss)                                 (6,753)         4,050         5,820          5,332
        Basic and diluted income (loss) per share:
           Income (loss) from continuing
             operations                                     (.50)           .16         (1.58)           .05
           Income from discontinued
                operations                                    --            .14          2.01            .35
           Net income (loss)                                (.50)           .30           .43            .40

3.  Discontinued Operations

        On January 22, 1998, the Company entered into a definitive agreement to sell assets of its tissue business (the business) for a total cash consideration of $120.5 million and the assumption by the purchaser of essentially all of the tissue business liabilities. This sale closed on March 6, 1998. The liabilities assumed by the purchaser included the $18.8 million City of Eau Claire note payable and the business's $7.1 million postretirement benefit obligation. The post-closing adjustments, based on the final working capital position of the business, were settled during the second quarter of 1998, and the amount of cash received in March 1998 was adjusted accordingly.

        The pre-tax gain on disposition of the business of $51.4 million was accounted for as discontinued operations and includes closing costs associated with the transaction and a provision of $0.4 million for losses (including the allocation of interest expense) during the phase-out period. The Consolidated Statements of Income for the three and nine month periods ended September 30, 1997, have been reclassified to reflect the discontinuation of the tissue business.

4.  Earnings Per Share

        Certain Company stock options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices. Such stock options totaled 842,348 shares for the three and nine months ended September 30, 1998 and 154,050 and 477,424 for the three and nine months ended September 30, 1997, respectively.

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

        In 1992, the Company was contacted by the local governmental owner of a vacant industrial site in Oregon on which the Company previously conducted business. The owner informed the Company that the site has been identified as one containing creosote and coal tar, and that it plans to undertake a voluntary cleanup effort of the site. The owner has requested that the Company participate in the cost of the cleanup. The Company is currently participating in the investigation stage of this site with remediation and monitoring to occur over several years, likely beginning in late 1999 or 2000. Based on preliminary findings, the Company has estimated the likely cost of remediation and monitoring to be in the range of $5 to $12 million and that no amount within the range is more likely an outcome than another. The ultimate cost to the Company for site remediation and monitoring cannot be predicted with certainty due to the unknown magnitude of the contamination, the varying costs of alternative cleanup methods, the cleanup time frame possibilities, the evolving nature of remediation technologies and governmental regulations and the inability to determine the Company's share of multi-party obligations or the extent to which contributions will be available from other parties. The Company has established reserves for environmental remediation and monitoring related to this site in an amount it believes is probable and reasonably estimable. The Company has not assumed it will bear the entire cost of remediation to the exclusion of other known potentially responsible parties (PRPs) who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account based generally on the parties' financial condition and probable contribution. Certain recoveries from insurance carriers have been accrued as their receipt is deemed probable and amounts are reasonably estimable.

        On December 31, 1997, the Company filed an action in the United States District Court for the Western District of Washington in Seattle against the Procter & Gamble Company (P&G) alleging antitrust violations and seeking a declaration of non-infringement and invalidity of certain P&G disposable diaper patents. In that action, P&G filed a counterclaim against the Company alleging infringement of the same patents. This suit was subsequently transferred to the U.S. District Court for the District of Delaware. This action was filed in response to assertions made by P&G to the Company that certain disposable diaper products produced by the Company's discontinued disposable diaper operations infringed two of P&G's inner-leg gather patents. The Company has asserted in its legal action that it did not infringe any valid claims of the P&G patents and also that P&G has violated state and federal antitrust law. Additionally, the companies have had a dispute regarding P&G's use and attempt to register the trademark "Gentle Touch" for which the Company has common law and statutory rights. On November 6, 1998, the Company announced a settlement with P&G on all of these matters. In connection with the settlement, the Company will incur a one-time charge in the fourth quarter of 1998, approximating $.17 per share after tax.

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

        Upon audit, the Internal Revenue Service (IRS) challenged the distribution value of the assets reported by the Company for federal income tax purposes. In January 1993, the Company petitioned the United States Tax Court (Tax Court) in order to resolve the disputed value of the distribution. The issue was tried in the Tax Court during the third quarter 1995. In 1995, the litigation costs, together with related tax payments and interest charges totaling $4,884,000, net of tax benefits of $1,374,000, were recognized as a reduction of additional paid-in capital with respect to the Partnership transaction. In March and October, 1997, the Tax Court rendered decisions concerning the Company's tax liability arising from the Partnership transaction. The Company is presently in the process of appealing the decision and filed notice as such with the 9th Circuit Court of Appeals during December, 1997. In the second quarter of 1997, based on the Company's best estimate of the ultimate tax liability, taking into consideration the Tax Court's March 1997 decision, the Company recognized a further reduction in additional paid-in capital of $1,846,000. This charge to equity, which represents the minimum in the estimated range of exposure to the Company, reflected tax and interest amounts totaling $2,492,000, net of tax benefits of $646,000. Taking into consideration the potential outcomes of the Company's appeal of the Tax Court decision, the Company estimates the potential for additional equity reductions will range from zero (if the Company is wholly successful in its appeal of the Tax Court decision) up to $4 million (if the Tax Court decision becomes final or is sustained on appeal). Any further tax, interest and litigation costs related to the Partnership transaction will be recognized as a reduction in equity with respect to the Partnership transaction.

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

                                            Three months ended        Nine months ended
                                               September 30,             September 30,
                                         ----------------------     ----------------------
                                           1998          1997         1998          1997
                                         --------      --------     --------      --------
        Net income                       $ (6,753)     $  3,360     $  6,602      $  8,719
        Foreign currency translation
          adjustments                      (4,157)           89       (7,655)         (804)
                                         --------      --------     --------      --------

        Comprehensive income             $(10,910)     $  3,449     $ (1,053)     $  7,915
                                         ========      ========     ========      ========

                               POPE & TALBOT, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Pope & Talbot, Inc.'s (the "Company's") continuing operations lost $6.8 million, or $.50 per share, in the third quarter and $20.5 million, or $1.52 per share, for the first nine months of 1998. This compares to income from continuing operations of $1.4 million, or $.11 per share, in the third quarter of 1997 and $4.0 million, or $.30 per share, for the first nine months of 1997. The 1998 results from continuing operations reflected depressed commodity prices in both the wood products and pulp markets. The continuing Asian financial crisis has led to increased lumber supplies in the U.S. and lower lumber prices in the Company's markets. In addition, reduced demand for pulp and the relatively high producer inventory levels have kept market pulp prices near cyclical lows.

Including the impact of discontinued operations, the Company's loss of $6.8 million in the third quarter of 1998 compared with earnings of $3.4 million, or $.25 per share in the same quarter a year ago. On a year-to-date basis, earnings were $6.6 million, or $.49 per share, compared with $8.7 million, or $.65 per share, for the first nine months of 1997.

Earnings for 1998 included the results of Harmac Pacific Inc. ("Harmac") from February 2, 1998, the date of the Company's acquisition of 53 percent of Harmac's common shares outstanding. Also, in the first quarter of 1998, the Company sold the assets of its tissue business for cash and assumption of certain tissue business liabilities by the purchaser. The Company currently operates in principally two industries: wood products and pulp products. The table and the following discussion below provide information about the Company's operations by industry.

OPERATING RESULTS BY INDUSTRY:

                                           Three months ended          Nine months ended
                                              September 30,               September 30,
        (Thousands)                        1998          1997          1998          1997
        -----------------------------------------------------------------------------------
        Operating profit (loss):
           Wood products                 $    941      $  6,160      $ (2,405)     $ 22,511
           Pulp products                   (9,447)           (4)      (17,421)       (3,835)
                                         --------      --------      --------      --------
                                           (8,506)        6,156       (19,826)       18,676

        Interest expense, net              (1,750)       (1,326)       (5,858)       (4,490)
        General corporate expense          (2,802)       (1,833)       (9,111)       (6,336)
                                         --------      --------      --------      --------

        Income (loss) before
           income taxes, minority
           interest and discontinued
           operations                    $(13,058)     $  2,997      $(34,795)     $  7,850
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

WOOD PRODUCTS. The Company operates five sawmills in the U.S. and Canada. Wood products operating profit of $.9 million in the third quarter of 1998 compared with profit of $6.2 million in the same quarter last year and an operating loss of $4.1 million in the second quarter of 1998.

Revenues from wood products were 52 percent of total revenues in the third quarter of 1998 compared with 75 percent in the third quarter of 1997. This decrease corresponded with lower lumber prices and the increase in pulp revenues associated with the Company's acquisition of Harmac's pulp facility in the first quarter of 1998. Wood products revenues were $54.2 million in the third quarter of 1998, compared with $60.4 million in the same quarter of 1997 and $49.3 million in the second quarter of 1998. On a year-to-date basis, wood products revenues were $160.7 million compared with $194.8 million in the same period a year ago. Average sales prices in the third quarter of 1998 were 20 percent lower than the same quarter last year and about level with the second quarter of 1998.

The Company's third quarter 1998 lumber sales volume of 144.6 million board feet was up nine percent from the same quarter a year ago and four percent from the second quarter of 1998. Year-to-date lumber sales totaled 430.7 million board feet compared with 420.4 million board feet in the first nine months of 1997. Approximately 75 percent of the Company's lumber capacity is located in British Columbia. The Canadian lumber operations' third quarter results improved relative to the second quarter of 1998 as stumpage rates and purchased log costs decreased. Mill productivity and improvement in lumber recovery also favorably affected the third quarter results. At the lumber sales price levels experienced during 1998, the import duties imposed by the U.S. and Canadian Softwood Lumber Agreement make U.S. sales from the Company's Canadian operations uneconomical after reaching volumes subject to the tariff. The Company has planned a two week Canadian mill shutdown in the fourth quarter of 1998. Operating results for the Company's U.S. lumber operations did not improve in the third quarter of 1998 as lumber prices were about level with the prior quarter and log costs remained high relative to Canadian log costs.

The Company sells the residual chips produced in its lumber business. In July 1998, Celgar Pulp Co., the Company's largest chip customer, filed for bankruptcy and shut down its mill for two months. Residual chips were used by Harmac's pulp mill or sold in the open market during Celgar's mill shut period.

PULP PRODUCTS. The Company's pulp segment consists of its majority-owned Harmac mill in Nanaimo, B.C. and its Halsey, Oregon mill. Harmac's results are included from February 2, 1998. Pulp products incurred an operating loss of $9.4 million in the third quarter of 1998, compared with an operating loss of $1.7 million in the second quarter of 1998 and an operating loss of $4,000 in the third quarter of 1997.

Pulp prices in the third quarter of 1998 at the Harmac mill decreased as the European benchmark price of Northern Bleached Softwood Kraft (NBSK) pulp averaged $512/ton, down from $558/ton in the second quarter of 1998. Harmac sold 90,200 tons of pulp in the third quarter of 1998 and 84,000 tons in the prior quarter.

The Harmac mill produced 90,200 tons of NBSK pulp in the third quarter of 1998, compared with 81,500 tons in the previous quarter. The curtailment of British Columbia coastal lumber and associated logging operations has resulted in reduced residual chip supply and rising prices for pulp logs. Average fiber costs for Harmac increased seven percent in the third quarter of 1998 over the prior quarter.

Pulp prices for sales in the third quarter of 1998 at the Halsey mill were down slightly compared with the previous quarter and down eleven percent from the third quarter of 1997.

For the first nine months of 1998, pulp prices were five percent lower than the same period 1997 pulp prices. Pulp sales volume decreased to 32,900 tons in the third quarter of 1998 from the previous quarter's 43,000 tons and 43,300 tons in the third quarter of 1997. Third quarter 1998 results at the Halsey mill were significantly affected by a three-week shutdown for a combination of maintenance and market-related downtime to control inventories. Approximately 40 percent of the Halsey mill output was sold under contract to one customer.

Chip costs have been increasing since the fourth quarter of 1997. Sawdust costs have also risen during this period, but at a slower rate. In light of this raw material cost differential, Halsey's 1998 sales mix was 35 percent softwood pulp and 65 percent sawdust pulp. Wood costs per ton of production in the third quarter of 1998 averaged $131 and year-to-date averaged $125, compared with $93 per ton in the respective comparable periods of 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1998, operations generated cash of $5.8 million. Income from continuing operations before non-cash charges for depreciation and amortization was $2.2 million compared with $26.5 million in the same period 1997. Changes in current and deferred income taxes during the first nine months of 1998 totaling $9.7 million were due primarily to the utilization of deferred tax assets related to net operating loss carryforwards in connection with the gain on sale of discontinued operations. Reductions of inventories, due to active working capital management and seasonal decreases in log inventories from their relatively high year-end 1997 levels, generated cash of $14.3 million in 1998.

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

The Company invested $19.0 million in capital projects during the first nine months of 1998 and estimates that total 1998 capital spending will approximate $30 million. Capital spending in 1998 includes various cost reducing, business sustaining and profit improvement projects, the largest being a $9 million project at the Castlegar sawmill to install an energy system, and a $9 million project at the Harmac pulp mill to install a barge unloading facility. The barge unloading facility is expected to be completed in the fourth quarter of 1998. It is anticipated that capital spending for the remainder of the year will be financed from internally generated cash, existing balances of cash and cash equivalents and, if necessary, from the Company's lines of credit. Pope & Talbot had borrowing capacity of $75 million under a revolving credit agreement at September 30, 1998.

Through the first nine months of 1998, the Company paid $7.7 million of dividends. On October 16, 1998, the Company declared its fourth quarter dividend of 19 cents per share, payable on November 12, 1998.

YEAR 2000 UPDATE

Pope & Talbot, like all other companies using computers and microprocessors, is faced with the task of addressing the Year 2000 problem. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company has embarked on a comprehensive approach to identify where this problem may occur in its information technology and manufacturing systems and to evaluate the Year 2000 readiness of certain third parties, such as suppliers and customers. The direct costs of projects solely intended to correct the Company's Year 2000 problems are currently estimated at $3.4 million. Most of these expenditures relate to replacement of systems and applications and will be capitalized.

The Company completed an inventory of its core financial reporting processes and other information technology systems in 1997 and currently expects to have the necessary revisions to these systems and processes completed by mid-1999. The Company has also completed an inventory of the process control systems and embedded chips used in its manufacturing operations and determined that only a small percentage of such systems and chips could be subject to Year 2000 problems. The Company expects to have these affected manufacturing systems replaced or corrected and complete testing and verification of such systems during 1999.

The Company presently believes that, with conversions to new computer and financial systems and modifications to existing software, the Year 2000 issues will not pose significant operational problems for the Company. Due to the general uncertainty inherent in the Year 2000 problem, however, there can be no assurance that all Year 2000 problems will be foreseen and corrected, or if foreseen, corrected on a timely basis, or that no material disruption to the Company's business or operations will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (such as power, communications or transportation systems) necessary for the ordinary conduct of business. There can be no assurance that successful contingency plans can, in fact, be developed or implemented to deal with such failures.


FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements in this report or in other Company communications, such as press releases, may relate to future events or the Company's future performance and such statements are forward-looking statements. Such forward-looking statements are based on present information the Company has related to its existing business circumstances. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may differ materially from such forward-looking statements. Factors that may result in such variances include, but are not limited to, changes in commodity prices, interest rates and other economic conditions, actions by competitors, changing weather conditions and natural phenomena, actions by government authorities, uncertainties associated with legal proceedings (as described in Notes to Condensed Consolidated Financial Statements, Note 5), technological developments, future decisions by management in response to changing conditions and misjudgments in the course of preparing forward-looking statements. Such factors are discussed in this report on Form 10-Q as well as in the Company's Annual Report on Form 10-K.

PART II.

      ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibits
         --------
          11.1    Statement showing computation of per share earnings.

          27.1    Financial Data Schedule.


         The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.


         Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     POPE & TALBOT, INC.
                                             -----------------------------------
                                                         Registrant




Date:  November 12, 1998                     /s/  Robert J. Day
                                             -----------------------------------
                                             Robert J. Day
                                             Senior Vice President and
                                             Chief Financial Officer