Form 10-K
period 1998-12-31
POPE & TALBOT INC /DE/
filed 1999-03-24
CIK 311871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.


                          Commission File Number 1-7852


                               POPE & TALBOT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                              94-0777139
       ----------------------------------------------------------------
        (State or other jurisdiction                  (IRS Employer
             of incorporation                       Identification No.)
              or organization)


            1500 SW 1st Avenue,
              Portland, Oregon                            97201
       ----------------------------------------------------------------
           (Address of principal                        (Zip Code)
             executive offices)


Registrant's telephone number, including area code  (503) 228-9161

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each Exchange
  Title of each class                         on which registered
  ---------------------------------------------------------------------
  Common Shares, par value $1.00              New York Stock Exchange,
                                                 Pacific Stock Exchange
  Rights to purchase Series A Junior          New York Stock Exchange,
     Participating Cumulative                    Pacific Stock Exchange
     Preferred Stock
  8-3/8% Debentures, Due June 1, 2013         None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant is $89,610,745 as of March 19, 1999 ($7.00 per share).

                                   13,481,441
      -------------------------------------------------------------------
      (Number of shares of common stock outstanding as of March 19, 1999)

Part I and Part II incorporate specified information by reference from the annual report to shareholders for the year ended December 31, 1998. Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders to be held on April 29, 1999.

                                     PART I

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth under "Factors That May Affect Future Results" in the Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1998, as well as those noted in "Environmental Matters" and "Legal Proceedings" below. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents the Company files from time to time with the Securities and Exchange Commission, particularly its Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.


Item 1.  Business

Introduction

     Pope & Talbot, Inc. (the Company) is engaged principally in the wood products and pulp products businesses. The Company's wood products business involves the manufacture and sale of standardized and specialty lumber and wood chips. In its pulp products business, the Company manufactures and sells bleached kraft pulp for newsprint, tissue and high-grade coated and uncoated paper. Wood products accounted for approximately 52 percent of the Company's 1998 revenues from continuing operations of $420.8 million and bleached kraft pulp accounted for 48 percent. In February 1998, the Company acquired a 53 percent controlling ownership interest in Harmac Pacific Inc. (Harmac). The Company's interest in Harmac was subsequently increased to 60 percent in December 1998 through an open market purchase of Harmac common stock. Harmac, which is publicly traded on the Toronto, Vancouver and Montreal stock exchanges, operates a pulp mill located on the east coast of Vancouver Island at Nanaimo, British Columbia, Canada.

     In the first quarter of 1998, the Company sold its private label tissue business to PLAINWELL, INC. The tissue business results for 1998, 1997 and 1996 have been reported as discontinued tissue operations. The Company sold its disposable diaper business in February 1996, and recorded a gain on the sale. Results of operations related to the diaper business were reflected as discontinued operations in 1995 and prior periods. In the first quarter of 1996, the Company also sold its sawmill located in Port Gamble, Washington.

     The Company, a Delaware corporation, was originally incorporated as a California corporation in 1940. It is the successor to a partnership formed in San Francisco, California in 1849 that acquired its first timberlands and opened a lumber mill in the Seattle, Washington area in 1853. Subsequently, the Company developed a lumber business based on timberland and facilities in the U.S. Pacific Northwest, British Columbia, Canada and the Black Hills region of South Dakota and Wyoming.

     Since the mid-1980s, the Company has reduced its dependency on timber from the Pacific Northwest, where environmental concerns have sharply restricted the availability of and increased the cost of public timber. At the same time, the Company has increased its operations in regions presently having more stable timber supplies, namely in British Columbia and the Black Hills region of South Dakota and Wyoming. In 1985, the Company distributed its timber and land development properties in the State of Washington to its shareholders through interests in a newly formed master limited partnership. In 1989, the Company sold its Oregon sawmill, and the Company has since sold its remaining Oregon timberlands. In 1992, the Company acquired a sawmill in Castlegar, British Columbia and related timber cutting rights. At the end of 1995, the Company permanently closed its Port Gamble, Washington sawmill. The Company currently operates five sawmills.

     In the late 1970s, the Company expanded into the pulp business with the purchase of the Halsey, Oregon pulp mill. The Halsey mill produces bleached kraft pulp which is sold to writing paper, tissue and newsprint manufacturers in the U.S., Europe and Asia.

     The businesses in which the Company is engaged are extremely competitive, and a number of the Company's competitors are substantially larger than the Company with correspondingly greater resources.

     Environmental regulations to which the Company is subject require the Company from time to time to incur significant operating costs and capital expenditures. In addition, as discussed herein, environmental concerns have in the past materially affected the availability and cost of raw materials used in the Company's business. See "Wood Products Business", "Pulp Products Business" and "Environmental Matters".


Wood Products Business

     The Company's wood products business involves the manufacture and sale of boards and dimension lumber, some of which are specialty items, such as stress-rated lumber. Wood chips and other similar materials obtained as a by-product of the Company's lumber operations are also sold. During the last three years, revenues from lumber sales were approximately 85 percent or more of total wood products revenues with the balance of revenues from the sale of logs and wood chips. The principal sources of raw material for the Company's wood products operations are timber obtained through long-term cutting licenses on public lands, logs purchased on open log markets, timber offered for sale via competitive bidding by federal agencies and timber purchased under long-term contracts to cut timber on private lands.

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

     The Provincial Government of British Columbia's Commission of Resources and Environment issued the Kootenay Boundary Land Use Plan in 1997. This land use plan set aside several new wilderness areas. Although no assurances can be given, management believes that in the near-term, timber supplies for the Company's Canadian sawmills should be relatively stable. The Company has improved its reforestation practices to sustain and enhance timber supplies in the long-term to mitigate the adverse effects of forest restrictions.

     The British Columbia government has also implemented its Forest Practices Code (Code). This Code sets strict standards for logging activities and reforestation responsibilities. Requirements under this Code have been phased in beginning in 1996, with full implementation in place during 1998. The Code could ultimately have a long-term unfavorable impact on the Company's timber harvest volumes.

     During 1996, U.S. and Canadian trade negotiators reached an agreement establishing volume quotas on Canadian softwood lumber shipments to the U.S. Based on this agreement, Canadian lumber producers are assigned quotas of lumber volumes which may be shipped to the U.S. tariff-free. Incremental volumes are subject to a two-tier tariff of $52 per thousand board feet and $104 per thousand board feet. The first annual period subject to quotas and tariffs ended March 31, 1997. The Company's tariff-free volume was reduced by 11.4 million board feet from the 1996/1997 fiscal year to the 1997/1998 fiscal year, and then by another 11.6 million board feet for the 1998/1999 fiscal year. As a partial offset, the Company received increases in its allocation at the lower $52 per thousand board feet tariff from the 1996/1997 fiscal year to the 1998/1999 fiscal year. During 1998 and 1997, the Company expensed tariff charges of approximately $2.9 million and $1.9 million, respectively, related to shipments from the Company's Canadian sawmills into the U.S. Because of weakened lumber markets in 1998 and the last half of 1997, coupled with the implications of this tariff agreement, the Company was forced to take several shutdowns during those years. The Company continually evaluates the need for temporary shutdowns in balancing the economics of sales prices, production costs and tariffs.

     Marketing and Distribution. The Company's lumber products are sold primarily to wholesale distributors. Wood chips produced by the Company's sawmills are sold to manufacturers of pulp and paper in the U.S. and Canada. Logs not suitable for consumption in the Company's sawmills are sold to other U.S. and Canadian forest products companies.

     Marketing of the Company's wood products is centralized in its Portland, Oregon office. Although the Company does not have distribution facilities at the retail level, the Company does utilize several reload facilities around the U.S. to assist in moving the product closer to the customer. The Company sold wood products to numerous customers during 1998, the ten largest of which accounted for approximately 39 percent of total wood products sales.

     Backlog. The Company maintains a minimal finished goods inventory of wood products. At December 31, 1998, orders were approximately $5.1 million, compared with approximately $4.6 million at December 31, 1997. This backlog represented an order file for the Company which generally would be shipped within one to two months.

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

     For further information regarding amounts of revenue, operating profit and other financial information attributable to the wood products business, see Note 12 of "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Shareholders.

Pulp Products Business

     The Company owns a pulp mill located in Halsey, Oregon and a 60% interest in Harmac which owns a pulp mill in Nanaimo, British Columbia. The Halsey mill produces bleached kraft pulp which is sold in various forms to writing paper, tissue and newsprint manufacturers in the Pacific Northwest and on the open market. In conjunction with the fiber acquisition program for the Halsey pulp mill, the Company brokers wood chips for sale primarily into the export market. The Harmac mill supplies pulp to all sectors of the paper market, for products ranging from newsprint and tissue to high-grade coated and uncoated paper.

     The Company has an agreement with Grays Harbor Paper L.P. (Grays Harbor), under which the Halsey mill supplies pulp to the Grays Harbor writing grade paper mill. Grays Harbor purchased approximately 60,000 metric tons, 89,000 metric tons and 100,000 metric tons of pulp from the Company in 1998, 1997 and 1996, respectively. All output from the paper mill is sold to one customer. In the event that the paper mill's sales to its customer are adversely impacted for any reason, sales of the Company's pulp may be adversely impacted. A significant portion of the pulp sold to the paper mill is produced from sawdust, which has historically been less expensive than softwood and hardwood chips. In 1997 and 1996, pricing for pulp sold to Grays Harbor was computed using a formula based on prices for white paper. In late 1997, the Company and Grays Harbor modified their pulp supply contract. The modified contract, which became effective January 1, 1998, changed the pulp pricing formula so that pulp prices are based on southern mixed (U.S.) bleached hardwood kraft prices rather than white paper prices. The Company believes that over the longer-term, pulp pricing under the new formula will be comparable to that under the previous pricing formula.

     Softwood fiber (wood chips and sawdust), particularly in the quantities necessary to support world-scale pulp facilities, is in increasingly short supply in the Pacific Northwest. Substantially all of the Company's wood chip and sawdust requirements for the Halsey pulp mill are satisfied through purchases by the Company from third parties. The Company has long-term chip supply contracts with sawmills in the Pacific Northwest. To provide an adequate supply of wood fiber for the mill, the Company has expanded its capability of using sawdust as a raw material for a significant portion of the production. Additionally, the Company continues to use an expanded geographic base to maintain an adequate supply of chips for the approximately 30 to 40 percent of the pulp mill's production which remains based on softwood chips. The Company believes that, based on existing wood chip and sawdust availability both within the Willamette Valley region of Oregon and from other sources, fiber resources will be adequate for the Company's requirements at the Halsey pulp mill in the foreseeable future.

     With an annual capacity of 380,000 metric tons, the Company's Harmac pulp mill is one of the largest producers of market pulp in Canada. Harmac produced 354,000 metric tons of pulp in 1998, of which 335,000 metric tons were produced in the period subsequent to February 2, 1998. Harmac manufactures a wide range of high-quality kraft pulp made from custom blends of western hemlock, balsam, western red cedar and Douglas fir. Harmac's products are marketed globally through sales offices in Portland, Oregon and Brussels, Belgium and through agency sales offices around the world.

     Harmac has a long-term fiber supply agreement with MacMillan Bloedel Limited (MacMillan Bloedel) that provides for at least 80 percent of its fiber requirements through 2019. Under this contract, fiber is purchased at market, or at prices determined under a formula intended to reflect fair market value of the fiber and which takes into account the net sales value of pulp sold by Harmac. To run the Harmac mill at full capacity, additional fiber is required to supplement the base supply from MacMillan Bloedel.

     MacMillan Bloedel has agreed that it will supply, in addition to the minimum volumes to which it is committed under the Chip and Pulp Log Supply Agreement, the fiber required to fulfill the balance of Harmac's operating requirements, provided that such fiber is available in the market without detriment to MacMillan Bloedel's own operations. In addition, Harmac has entered into an arrangement with an independent lumber producer in the interior of British Columbia to provide pulp fiber incremental to that provided by MacMillan Bloedel. Finally, improved utilization and recovery of available raw materials, through means such as the recently completed chip conditioning system, will help to ensure that adequate fiber is available. The Company's management is also evaluating various other initiatives to secure sources for the balance of Harmac's fiber requirements over the long term. To a very limited degree, Harmac acquired wood chips from the Company's Canadian sawmills in 1998.

     Marketing and Distribution. The Company utilizes its own sales force and pulp brokers to sell its pulp products to paper manufacturers worldwide. In 1998, approximately 41 percent of the pulp segment's sales volume was shipped to Europe, 33 percent to North America, 24 percent to Asia and 2 percent to Latin America. Sales in 1998 to Grays Harbor represented 13 percent of pulp revenues and the remaining nine largest customers accounted for an additional 40 percent of pulp revenues.

     In 1998, approximately 59 percent of pulp products were sold to customers at market prices under long-term or "evergreen" contracts, renewable each year. The balance of the mills' pulp is sold on a spot basis. By establishing and maintaining long-term contractual relationships, the Company is better able to forecast and regulate production than would be the case if it relied entirely on the spot markets.

     Backlog. The Company's pulp customers either enter into contracts for periods of one to three years or purchase products without obligation for future purchases. The contractual customers provide the Company with annual estimates of their requirements, followed by periodic orders based on more definitive information. As of December 31, 1998, the Company's backlog of orders believed to be firm for both contractual and non-contractual customers was $37.9 million compared to $18 million at December 31, 1997. The increase in the total backlog of orders is primarily due to the inclusion of Harmac's backlog orders of $23.9 million in the 1998 amounts. The backlog of pulp orders at year-end represents orders which will be filled in the first quarter of the following year.

     Competition. The pulp industry is highly competitive, with a substantial number of competitors having extensive financial resources, manufacturing expertise and sales and distribution organizations, many of which are larger than the Company, but none of which is believed to be dominant. Canada and the Nordic countries produce substantially more market pulp than they consume, with the surplus being sold in Western Europe, the United States and Japan and other Asian countries. Canada, Finland, Norway and Sweden are the principal suppliers of northern bleached softwood kraft pulp to world markets. The United States is a large exporter of hardwood and southern softwood pulps, as well as a significant importer of northern bleached softwood kraft pulp. Latin America also exports both hardwood and softwood pulps.

     The principal methods of competition in the pulp market are price, quality, volume, reliability of supply and customer service. The Company's competitive advantages include the strength of its northern softwood fiber and the variety and consistent quality of the pulps it produces. In addition, Harmac has the operational flexibility provided by its three separate production lines in combination with the three principal species of fiber available in the region.

     For further information regarding amounts of revenue, operating profit and loss and other financial information attributable to the pulp products business, see Note 12 of "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Shareholders.

Discontinued Operations

     Until the sale of the tissue business in March 1998, the Company produced a line of private label consumer tissue products including towels, napkins, bathroom tissue and facial tissue. Also, until the February 1996 sale of the diaper business, the Company produced disposable diaper products. These products were sold under private and controlled labels. The tissue business results for 1998, 1997 and 1996 were shown as discontinued tissue operations. Revenues from these operations were $8.3 million in 1998, $136.2 million in 1997 and $133.6 million in 1996.

     For further information regarding the Company's discontinued operations, see Note 10 of "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Shareholders.


Environmental Matters

     The Company is subject to federal, state, provincial and local air, water and land pollution control, solid and hazardous waste management, disposal and remediation laws and regulations in all areas where it has operations. Compliance with these laws and regulations generally requires operating costs as well as capital expenditures. It is difficult to estimate the costs related solely to environmental matters of many capital projects which have been completed in the past or which may be required in the future. Changes required to comply with environmental standards will affect other areas such as facility life and capacity, production costs, changes in raw material requirements and costs and product value. In April 1998, the Environmental Protection Agency
(EPA) published regulations establishing standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act. These regulations are collectively referred to as the "Cluster Rules" and have been the subject of extensive discussions between the pulp and paper industry and the EPA. The Company's exposure to these regulations relates to the Company's Halsey pulp mill. The capital costs to comply with these new regulations at the Halsey mill are anticipated to be $35 million, with compliance required by the first quarter of 2001. It is estimated that during 1998 and 1997, capital expenditures at Halsey for environmental controls amounted to approximately $1.5 million and $1 million, respectively.

     Based on the understanding of future compliance standards, the Company's expenditures for such purposes, with the exception of expenditures related to Cluster Rule compliance, are currently estimated to not be significant in 1999 and 2000. However, the ultimate outcome of future compliance is uncertain due to various factors such as the interpretation of environmental laws, potential introduction of new environmental laws and evolving technologies.

     The preservation of old-growth forests and wildlife habitat has affected and may continue to affect the amount and cost of timber obtainable from public agencies in Oregon and Western Washington. The Halsey pulp mill is affected by the decrease in timber availability since its primary raw materials, wood chips and sawdust, are by-products of the lumber manufacturing process.

     In British Columbia, the Company's wood products business forest resources and related logging activities and reforestation responsibilities have been affected by governmental actions over the past several years. Refer to "Wood Products Business" for the discussion on the impact of the Provincial Government of British Columbia's Commission of Resources and Environment and the Forest Practices Code.

     The major environmental issue for pulp producers in coastal British Columbia is the management of wastewater, air emissions and solid waste in compliance with the extensive body of applicable environmental protection laws and regulations. Harmac has in place a comprehensive environmental management program, comprising modern pollution abatement and control technologies, detailed operating procedures and practices, early warning systems, scheduled equipment inspections and emergency response planning. Regular independent audits ensure that the environmental program is being implemented effectively and that all regulated requirements are being met.

     Recent legislation in British Columbia governing contaminated sites became effective in April 1997. If a triggering event occurs in respect of any property that has been used for industrial or commercial purposes, the regulations require, among other things, a site profile to be prepared in order to determine whether the site in question is potentially contaminated, in which case remediation may be required under government supervision. Pulp mills are subject to these regulations and past and present owners or operators of mill sites may face remediation costs if contaminated areas are found. Triggering events would include the sale of the property or the decommissioning of the mill. The Company cannot assess the magnitude of costs it may be required to incur in order to comply with this legislation if a triggering event should occur.

     See "Item 3. Legal Proceedings" for a discussion of certain environmental legal proceedings.


Employees

     At December 31, 1998, the Company, including Harmac, employed 2117 employees of whom 1685 were paid on an hourly basis and a majority of which were members of various labor unions. Approximately 59 percent of the Company's employees were associated with the Company's wood products business, 38 percent were associated with the Company's pulp business and 3 percent were corporate management, marketing and administration personnel.


Geographic Areas

     For information regarding the Company's revenues and long-lived assets by geographic area, see Note 12 of "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Shareholders.

Item 2. Properties

     The Company leases 38,000 square feet of office space in Portland, Oregon for its corporate administrative and sales functions.


Wood Products Properties

     The following tabulation briefly states the location, character, capacity and 1998 production of the Company's lumber mills:

-----------------------------------------------------------------------------------------
                                         Estimated Annual               1998
     Location                              Capacity (3)             Production(3)
     -------------------------------------------------------------------------------
     Spearfish, South Dakota           113,000,000 bd. ft.(1)    110,000,000 bd. ft.
     Newcastle, Wyoming                 35,000,000 bd. ft.(1)     34,000,000 bd. ft.
     Grand Forks, British Columbia      68,000,000 bd. ft.(2)     65,000,000 bd. ft.
     Midway, British Columbia          154,000,000 bd. ft.(2)    146,000,000 bd. ft.
     Castlegar, British Columbia       225,000,000 bd. ft.(2)    209,000,000 bd. ft.
-----------------------------------------------------------------------------------------

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

 (3) Wood chips are produced as a result of the operation of the Company's lumber mills. It is estimated that the aggregate annual capacity for such production is 285,000 bone dry units. In 1998, 270,000 bone dry units were produced.

     The Company believes that its wood products manufacturing facilities are adequate and suitable for current operations. The Company owns all of its wood products manufacturing facilities.


Pulp Products Properties

     The Company owns a bleached kraft pulp mill near Halsey, Oregon. In 1998, 158,000 metric tons of pulp were produced, compared with an estimated annual capacity of 180,000 metric tons. Other than future mill modifications required by the EPA's "Cluster Rules," as described previously in "Environmental Matters," the Company believes that its Halsey pulp facility is adequate and suitable for current operations.

     The Harmac pulp mill is located on a 1,000-acre site owned by Harmac at Nanaimo on the east coast of Vancouver Island in British Columbia. The Harmac pulp mill has an annual capacity of 380,000 metric tons of NBSK pulp and produced 354,000 metric tons in 1998.

Item 3.  Legal Proceedings

     In 1985, pursuant to a Plan of Distribution, the Company transferred all of the Company's timber properties, development properties and related assets and liabilities in the State of Washington to newly-formed Pope Resources, a Delaware Limited Partnership (the Partnership). Interests in the Partnership were distributed to the Company's shareholders on a pro rata basis. Taxes payable of $10.3 million at the time of distribution were charged to stockholders' equity. Upon subsequent audit, the Internal Revenue Service (IRS) challenged the distribution value of the assets reported by the Company for federal income tax purposes.

     In 1993, the Company petitioned the U.S. Tax Court (Tax Court) to resolve the disputed value of the distribution. In 1997, the Tax Court ruled on the Company's tax liability with respect to the distribution, and the Company appealed. In January 1999, the U.S. Court of Appeals for the Ninth Circuit upheld the U.S. Tax Court ruling as to the distribution value of the assets contributed by the Company. As a result of the decision by the Ninth Circuit, the Company recognized in 1998 an additional reduction in stockholders' equity of $3.2 million, which represented the balance of tax, interest and litigation costs previously paid and deferred.

     In December 1997, the Company filed an action against the Proctor & Gamble Company (P&G) alleging anti-trust violations and seeking a declaration of non-infringement and invalidity of certain P&G disposable diaper patents. In that action, P&G filed a counter claim against the Company alleging infringement of the same patents. This action was filed in response to assertions made by P&G to the Company that certain disposable diaper products produced by the Company's discontinued disposable diaper operations infringed two of P&G's inner-leg gather patents. Additionally, the companies have had a dispute regarding P&G's use and attempt to register the trademark "Gentle Touch" for which the Company has common law and statutory rights. In November 1998, the Company settled with P&G on all of these matters.

     The IRS has assessed the Company additional tax of approximately $5.3 million pertaining to transactions between the Company and its wholly-owned Canadian subsidiary during its 1993 tax year. The Company, which has filed a petition with the Tax Court, believes it has substantial defenses against this claim and plans to vigorously defend its position. The Company has established reserves for this matter in amounts it believes are probable and reasonably estimable. Although the final outcome of this matter cannot be predicted, the Company presently believes that the results of this claim will not have a material effect on the Company's financial position or liquidity; however, in any given reporting period, this matter could have a material effect on results of operations.

     In 1992, the Company was contacted by the local governmental owner of a vacant industrial site in Oregon on which the Company previously conducted business. The owner informed the Company that the site is contaminated by creosote and, to a lesser extent, hydrocarbons, and that the owner planned to undertake a voluntary cleanup effort of the site. The owner has requested that the Company participate in the cost of the cleanup. The Company is currently participating in the investigation stage of this site with remediation and monitoring to occur over several years, likely beginning in 2001. Based on preliminary findings, the Company has estimated the likely cost of remediation and monitoring to be in the range of $15 to $20 million. The Company has established reserves for environmental remediation and monitoring related to this site in an amount it believes is probable and reasonably estimable. The Company has not assumed it will bear the entire cost of remediation to the exclusion of the other known potentially responsible party (PRP) who may be jointly and severally liable. The ability of the other PRP to participate has been taken into account based generally on the PRP's financial condition and probable contribution. The ultimate cost to the Company for site remediation and monitoring cannot be predicted with certainty due to the unknown magnitude of the contamination, the varying costs of alternative cleanup methods, the cleanup time frame possibilities, the evolving nature of remediation technologies and governmental regulations and the inability to determine the Company's share of multi-party obligations or the extent to which contributions will be available from other parties. Anticipated recoveries from insurance carriers have been accrued when their receipt is deemed probable and amounts are reasonably estimable.

     In 1998, the Washington Department of Ecology (WDOE) requested the Company undertake an assessment to determine whether and to what extent its former mill site at Port Gamble, Washington may be contaminated. The Company is performing the investigation and expects that it will be completed in 1999. In addition, WDOE and the EPA have requested the Company to perform an investigation of sediments in the adjacent bay to determine the extent of wood waste or hazardous substances present in the near shore zone adjacent to the former mill. This investigation also should be completed in 1999. Depending on the outcome of these investigations, the Company may face additional claims or demands for actions.

     The Company has tendered the defense of the above environmental claims to a number of insurance carriers which issued comprehensive general liability policies to the Company from 1959-1985. In 1995, the Company filed a declaratory judgment action in the U.S. District Court for the District of Oregon to obtain a decision that the insurance carriers were obligated to defend the Company and indemnify it for any environmental liabilities incurred as a result of certain operations of the Company during that period.

     In March 1999, the Company and the insurance carriers agreed to dismiss the federal lawsuit and refile in state court, in Multnomah County Circuit Court, Oregon. The Company expects that the case will be tried, if necessary, in the year 2001. The Company has concluded settlements with several insurance carriers and is engaged in settlement discussions with other insurance carriers. If it is determined that the insurance carriers are obligated to pay the Company's defense and indemnity obligations, there are more than sufficient policy limits available to meet the Company's estimated liabilities.

     In December 1998, the Company filed a North American Free Trade Agreement (NAFTA) Notice of Intent that could permit the Company to proceed, if it so chooses, with a claim against the Canadian Federal Government. The complaint arises from the Company's assertion that its duty-free export quota under the Canada/U.S. Softwood Lumber Agreement has been unfairly reduced each year since the agreement came into effect.

     The NAFTA contains a special process that permits NAFTA investors who have been harmed by government actions which are inconsistent with the provisions of NAFTA's Investment Chapter to seek compensation before an impartial international arbitration panel. If the two disputing parties are unable to resolve this dispute, the Company could be entitled to start an Investor-State claim against Canada no sooner than ninety-one days after the Notice of Intent was served. There can be no assurance as to when the claim will be resolved.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

     EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

     In addition to the executive officers who are also directors of the Company, the following executive officers are not directors:

     Robert J. Day, age 56, has been Senior Vice President, Chief Financial Officer of the Company since August 1997. From July 1977 to March 1995, Mr. Day was employed at Simpson Investment Company, a privately-held forest products company where he served as Corporate Controller, Vice President Planning and Controller and Vice President Treasurer.

     Abram Friesen, age 56, has been Vice President - Division Manager, Wood Products since February 1996. From 1987 to 1996, Mr. Friesen was President of Pope & Talbot Ltd., a wholly-owned subsidiary of the Company.

     Ralph Leverton, age 51, has been Vice President - Division Manager, Pulp Products since September 1998. Mr. Leverton was formerly Vice President, Finance, Chief Financial Officer and Secretary of Harmac Pacific Inc. from May 1994 to April 1998.


                                     PART II

Item 5.  Market for the Company's Common Stock and Related Security
         Holder Matters

     Pope & Talbot, Inc. common stock is traded on the New York and Pacific stock exchanges under the symbol POP. The number of shareholders at year-end 1998 and 1997 were 952 and 1,005, respectively. Additional information required by Item 5 of Part II is presented in the table entitled "Quarterly Financial Information" on page 31 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference.


Item 6.  Selected Financial Data

     Information required by Item 6 of Part II is presented in the table entitled "Five Year Summary of Selected Financial Data" on page 30 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by Item 7 of Part II is presented on pages 8 through 13 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by Item 7a of Part II is presented on pages 20 and 23 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

     The information required by Item 8 of Part II is presented on pages 14 through 29 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference. Additionally, the required supplementary quarterly financial information is presented on page 31 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III



Item 10.  Directors and Executive Officers

     The information required by Item 10 of Part III is presented on page 12 as a separate item entitled "Executive Officers of the Registrant Who are Not Directors" in Part I of this Report on Form 10-K, on pages 2 and 3 (under the item entitled "Certain Information Regarding Directors and Officers") and on page 17 (under the item entitled "Section 16(a) - Beneficial Ownership Compliance") of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 29, 1999. Such information is incorporated herein by reference.


Item 11.  Executive Compensation

     The information required by Item 11 of Part III is presented on pages 5 through 15 of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 29, 1999. Such information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 of Part III is presented on page 4 and page 6 of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 29, 1999. Such information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     Not applicable

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements
                                                                   Annual Report
                                                                        to
                                                                   Shareholders
        ------------------------------------------------------------------------

        Report of Independent Public Accountants                        14
        Consolidated balance sheets at December 31,
           1998 and 1997                                                15
        Consolidated statements of stockholders' equity
           for each of the three years in the period
           ended December 31, 1998                                      16
        Consolidated statements of income for each of
            the three years in the period ended
            December 31, 1998                                           17
        Consolidated statements of cash flows for each
            of the three years in the period ended
            December 31, 1998                                           18
        Notes to consolidated financial statements                   19-29

     The consolidated financial statements listed above are included in the Annual Report to Shareholders of Pope & Talbot, Inc. for the year ended December 31, 1998. With the exception of the items referred to in Items 1, 5, 6, 7, 7a and 8, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this report.

     The report of PricewaterhouseCoopers LLP on the financial statements of Harmac as of and for the year ended December 31, 1998, which report has been relied upon by Arthur Andersen LLP in their report listed above, is filed as
Exhibit 99.1 to this Form 10-K.


(a)(2)   Schedules

     All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the related schedule, or because the information required is included in the financial statements and notes thereto.


(a)(3)   Exhibits

     The following exhibits are filed as part of this annual report.


Exhibit No.
-----------

    3.1. Certificate of Incorporation, as amended. (Incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

    3.2. Bylaws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

    4.1. Indenture, dated June 2, 1993, between the Company and Chemical Trust Company of California as Trustee with respect to the Company's 8-3/8% Debentures due 2013. (Incorporated herein by reference to Exhibit 4.1 to the Company's registration statement on Form S-3 filed April 6, 1993).

    4.2. Rights Agreement, dated as of April 3, 1998, between the Company and Chase-Mellon Shareholder Services, L. L. C., as rights agent. (Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 7, 1998).

    4.3. Indenture, dated as of October 5, 1994, between Harmac Pacific Inc. and Montreal Trust Company of Canada as Trustee with respect to the Company's 8% convertible unsecured subordinated debentures due 2004.

    10.1.     Executive Compensation Plans and Arrangements

    10.1.1. Stock Option and Appreciation Plan (as amended). (Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company's Form S-8 filed on February 22, 1999).

    10.1.2. Executive Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

    10.1.3.   Restricted Stock Bonus Plan. (Incorporated herein by reference to
              Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

    10.1.4.   Deferral Election Plan. (Incorporated herein by reference to
              Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

    10.1.5. Supplemental Executive Retirement Income Plan. (Incorporated herein by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

    10.1.6. Form of Severance Pay Agreement among the Company and certain of its executive officers. (Incorporated herein by reference to Exhibit 10.1.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

    10.1.7. 1996 Non-Employee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

    10.1.8. Special Non-Employee Director Stock Retainer Fee Plan. (Incorporated herein by reference to Exhibit 99.5 to the Company's Form S-8 filed on February 22, 1999).

    10.1.9.   Employment Agreement with Ralph Leverton, dated November 30, 1998.

    10.1.10.  Separation Agreement with William G. Frohnmayer, dated May 6,
              1998.

    10.2. Lease agreement between the Company and Pope Resources, dated December 20, 1985, for Port Gamble, Washington sawmill site. (Incorporated herein by reference to exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

    10.3. Lease agreement between the Company and Shenandoah Development Group, Ltd., dated March 14, 1988, for Atlanta diaper mill site as amended September 1, 1988 and August 30, 1989. (Incorporated herein by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

    10.4. Lease agreement between the Company and Shenandoah development Group, Ltd., dated July 31, 1989, for additional facilities at Atlanta diaper mill as amended August 30, 1989 and February 1990. (Incorporated herein by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

    10.5. Province of British Columbia Tree Farm License No. 8, dated March 1, 1995. (Incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

    10.6. Province of British Columbia Tree Farm License No. 23, dated March 1, 1995. (Incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

    10.7. Province of British Columbia Forest License A18969, dated December 1, 1993. (Incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

    11.1.     Statement showing computation of per share earnings.

    13.1. Portions of the Annual Report to Shareholders for the year ended December 31, 1998 which have been incorporated by reference in this report.

    18.1.     Letter regarding change in accounting principle.

    21.1.     List of subsidiaries.

    23.1.     Consent of Arthur Andersen LLP.

    23.2.     Consent of PricewaterhouseCoopers LLP.

    27.1.     Financial Data Schedule.

    99.1.     Report of PricewaterhouseCoopers LLP

     The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.


(b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 24th day of March, 1999.

                                       POPE & TALBOT, INC.



                                       By: /s/ PETER T. POPE
                                           -------------------------------------
                                           Peter T. Pope, Chairman of the Board
                                           and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

                                        Chairman of the Board and
\s\ PETER T. POPE                       Chief Executive Officer
-----------------------------------     -----------------------------------
Peter T. Pope


\s\ GORDON P. ANDREWS                   Director
-----------------------------------     -----------------------------------
Gordon P. Andrews


\s\ HAMILTON W. BUDGE                   Director
-----------------------------------     -----------------------------------
Hamilton W. Budge


\s\ CHARLES CROCKER                     Director
-----------------------------------     -----------------------------------
Charles Crocker


\s\ MICHAEL FLANNERY                    President and Director
-----------------------------------     -----------------------------------
Michael Flannery


\s\ KENNETH G. HANNA                    Director
-----------------------------------     -----------------------------------
Kenneth G. Hanna


\s\ ROBERT STEVENS MILLER, JR.          Director
-----------------------------------     -----------------------------------
Robert Stevens Miller, Jr.


\s\ HUGO G. L. POWELL                   Director
-----------------------------------     -----------------------------------
Hugo G. L. Powell


\s\ BROOKS WALKER, JR.                  Director
-----------------------------------     -----------------------------------
Brooks Walker, Jr.

                                        Senior Vice President and
\s\ ROBERT J. DAY                       Chief Financial Officer
-----------------------------------     -----------------------------------
Robert J. Day


\s\ GERALD L. BRICKEY                   Financial Controller
-----------------------------------     -----------------------------------
Gerald L. Brickey