Form 10-Q
period 1999-03-31
POPE & TALBOT INC /DE/
filed 1999-05-12
CIK 311871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


                           Commission File No. 1-7852
                                               ------

                               POPE & TALBOT, INC.
                               -------------------

            Delaware                                           94-0777139
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

1500 S.W. 1st Ave., Portland, Oregon                              97201
----------------------------------------                 ----------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:          (503) 228-9161
                                                         ----------------------


                                      NONE
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  |X|   No
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

        Common stock, $1 par value - 13,481,441 shares as of May 3, 1999

PART I.   FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------

     ITEM 1.   Financial Statements:

        Condensed Consolidated Balance Sheets -
           March 31, 1999 and December 31, 1998                            3

        Consolidated Statements of Operations-
           Three Months Ended March 31, 1999 and 1998                      4

        Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1999 and 1998                      5

        Notes to Condensed Consolidated Financial Statements             6-7


     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations            8-10

     ITEM 3.   Quantitative and Qualitative Disclosure of Market Risk     11


PART II.  OTHER INFORMATION

     ITEM 4.   Submission of Matters to a Vote of Security Holders        11

     ITEM 6.   Exhibits and Reports on Form 8-K                           11

PART I.

                               POPE & TALBOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)
                                                   March 31,        December 31,
                                                     1999               1998
                                                 -----------        -----------
ASSETS
Current assets:
    Cash and cash equivalents                    $    30,639        $    27,473
    Short-term investments                             4,929              9,857
    Accounts receivable                               70,657             62,356
    Inventories:
       Raw materials                                  44,653             53,765
       Finished goods                                 26,279             23,992
                                                 -----------        -----------
                                                      70,932             77,757
    Prepaid expenses and other                        11,423             10,651
                                                 -----------        -----------
       Total current assets                          188,580            188,094

Properties:
    Plant and equipment                              432,142            424,519
    Accumulated depreciation                        (208,042)          (199,417)
                                                 -----------           --------
                                                     224,100            225,102
    Land and timber cutting rights                     9,275              9,290
                                                 -----------        -----------
       Total properties                              233,375            234,392

Other assets:
    Deferred income tax assets, net                   20,191             16,218
    Other                                              8,690             10,885
                                                 -----------        -----------
       Total other assets                             28,881             27,103
                                                 -----------        -----------

                                                 $   450,836        $   449,589
                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Notes payable                                $     9,291        $    10,259
    Current portion of long-term debt                    556                556
    Accounts payable                                  25,056             21,532
    Accrued payroll and related taxes                 18,513             18,471
    Other accrued liabilities                         25,769             25,449
    Income taxes                                       9,689              8,775
                                                 -----------        -----------
       Total current liabilities                      88,874             85,042

Reforestation                                         15,962             15,441
Postretirement benefits                               13,657             13,286
Long-term debt, net of current portion               138,610            138,004

Minority interest                                     38,974             39,759

Stockholders' equity:
    Preferred stock                                        -                  -
    Common stock                                      13,972             13,972
    Additional paid-in capital                        31,160             31,160
    Retained earnings                                135,645            140,482
    Cumulative translation adjustments               (16,574)           (18,113)
    Common stock held in treasury, at cost            (9,444)            (9,444)
                                                 -----------        -----------
       Total stockholders' equity                    154,759            158,057
                                                 -----------        -----------
                                                 $   450,836        $   449,589
                                                 ===========        ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               POPE & TALBOT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)
                                                                          Three months ended
                                                                                 March 31,
                                                                     ---------------------------
                                                                          1999           1998
                                                                          ----           ----
Revenues:
   Wood products                                                     $    56,403     $    57,168
   Pulp products                                                          52,802          46,325
                                                                     -----------     -----------
Total                                                                    109,205         103,493

Costs and expenses:
   Cost of sales:
     Wood products                                                        48,345          55,396
     Pulp  products                                                       58,086          50,778
   Selling, general and administrative                                     5,607           6,429
   Interest, net                                                           2,414           2,299
                                                                     -----------     -----------
     Total                                                               114,452         114,902
                                                                     -----------     -----------

Loss before income taxes, minority interest
   and discontinued tissue operations                                     (5,247)        (11,409)
Income tax benefit                                                        (1,596)         (3,482)
                                                                     -----------     -----------
Loss before minority interest and discontinued operations                 (3,651)         (7,927)
Minority interest in net loss of subsidiary, net of income tax            (1,375)         (1,334)
                                                                     -----------     -----------
Loss from continuing operations                                           (2,276)         (6,593)
Income from discontinued operations
   (net of tax provision of $24,794)                                           -          27,074
                                                                     -----------     -----------

Net income (loss)                                                    $    (2,276)    $    20,481
                                                                     ===========     ===========

Basic income (loss) per common share:
     Loss from continuing operations                                 $      (.17)    $      (.49)
     Income from discontinued operations                                       -            2.01
                                                                     -----------     -----------
       Net income (loss)                                             $      (.17)    $      1.52
                                                                     ===========     ===========
Diluted income (loss) per common share:
     Loss from continuing operations                                 $      (.17)    $      (.49)
     Income from discontinued operations                                       -            2.00
                                                                     -----------     -----------
       Net income (loss)                                             $      (.17)    $      1.51
                                                                     ===========     ===========

Cash dividends per common share                                      $       .19     $       .19
                                                                     ===========     ===========

Weighted average number of
   common shares outstanding (000's)                                      13,481          13,481
                                                                     ===========     ===========


The accompanying notes to consolidated financial statements are an integral part of this statement.

                               POPE & TALBOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)
                                                                          Three months ended
                                                                                 March 31,
                                                                     ---------------------------
                                                                          1999           1998
                                                                          ----           ----
Cash flow from operating activities:
   Net income (loss)                                                 $    (2,276)    $    20,481
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                       8,220           7,204
       Gain on sale of discontinued operations                                 -         (51,448)
       Minority interest in subsidiary loss                               (1,375)         (1,334)
       Changes in assets and liabilities:
           Accounts receivable                                            (8,301)         (4,548)
           Inventories                                                     6,825           6,457
           Prepaid expenses and other assets                               1,992           6,626
           Accounts payable and accrued liabilities                        4,174           1,099
           Current and deferred income taxes                              (3,011)         19,021
           Other liabilities                                                 572             952
                                                                     -----------     -----------
       Net cash provided by operating activities                           6,820           4,510


Cash flow from investing activities:
   Purchases of short-term investments                                    (3,306)        (26,131)
   Proceeds from maturities of short-term investments                      8,234               -
   Capital expenditures                                                   (4,920)         (4,349)
   Investment in subsidiary, net of cash acquired                              -         (35,846)
   Proceeds from sale of discontinued operations                               -         121,218
   Proceeds from sale of other properties                                      3             398
                                                                     -----------     -----------

       Net cash provided by investing activities                              11          55,290

Cash flow from financing activities:
   Net decrease in short-term borrowings                                    (968)        (41,800)
   Reduction in long-term debt                                              (136)           (127)
   Cash dividends                                                         (2,561)         (2,561)
                                                                     -----------     -----------
       Net cash used for financing activities                             (3,665)        (44,488)
                                                                     -----------     -----------

Increase in cash and cash equivalents                                      3,166          15,312

Cash and cash equivalents at beginning of period                          27,473          31,911
                                                                     -----------     -----------

Cash and cash equivalents at end of period                           $    30,639     $    47,223
                                                                     ===========     ===========


The accompanying notes to consolidated financial statements are an integral part of this statement.

                               POPE & TALBOT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flow activity required under generally accepted accounting principles
     (GAAP). In the opinion of the Company, all adjustments (consisting of only normal accruals) necessary for a fair presentation of results have been made, and the Company believes such presentation is adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Earnings Per Share

     Certain Company stock options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices. Such stock options totaled 961,252 shares and 826,454 shares for the three months ended March 31, 1999 and March 31, 1998, respectively.

     Refer to Exhibit 11.1 of this filing for the computation of average common shares outstanding and earnings per average common share.

3.   Legal Matters and Contingencies

     The Company is a party to legal proceedings, environmental matters and other contingencies generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to many variables and cannot be predicted with any degree of certainty, the Company presently believes that the ultimate outcome resulting from these proceedings and matters would not have a material effect on the Company's current financial position or liquidity; however, in any given future reporting period such proceedings or matters could have a material effect on results of operations.

     In March 1999, the Company filed a claim against the Canadian Federal Government under the Investment Chapter of the North American Free Trade Agreement (NAFTA). The complaint arises from the Company's assertion that its duty-free export quota under the Canada/U.S. Softwood Lumber Agreement has been unfairly reduced each year since the agreement came into effect.

     The NAFTA contains a special process that permits NAFTA investors who have been harmed by government actions which are inconsistent with the provisions of NAFTA's Investment Chapter to seek compensation before an impartial international arbitration panel. There can be no assurance as to when the claim will be resolved or that it will be resolved in favor of the Company.

4.   Comprehensive income (loss) is as follows:

                                                   Three months ended March 31,
                                                   ----------------------------
                                                        1999            1998
                                                        ----            ----
     Net income (loss)                               $  (2,276)      $  20,481
     Foreign currency translation adjustment             1,539           2,639
                                                     ---------       ---------
     Comprehensive income (loss)                     $    (737)      $  23,120
                                                     =========       =========


5.   Segment Information

     The Company classifies its business into two operating segments: wood products and pulp products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                                   Three months ended March 31,
                                                   ----------------------------
                                                        1999            1998
                                                        ----            ----
     Revenues
         Wood products                               $  56,403       $  57,168
         Pulp products                                  52,802          46,325
                                                     ---------       ---------
             Total operating segments                $ 109,205       $ 103,493
                                                     =========       =========


     Operating profit (loss) from continuing
         operations
            Wood products                            $   6,522       $     726
            Pulp products                               (7,002)         (6,316)
                                                     ---------       ---------
               Total operating segments                   (480)         (5,590)
            Corporate                                   (2,353)         (3,520)
            Interest expense, net                       (2,414)         (2,299)
                                                     ---------       ---------
                                                     $  (5,247)      $ (11,409)
                                                     =========       =========

                               POPE & TALBOT, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Pope & Talbot, Inc.'s (the Company's) loss from continuing operations in the first quarter of 1999 was $2.3 million, or $.17 per share, compared with a $6.6 million loss, or $.49 per share, in the first quarter of 1998. Strong lumber markets and cost reduction efforts were the primary reasons for the improved performance.

The first quarter of 1998 included $27.1 million of income from discontinued operations, or $2.00 per diluted share. Net income was $20.5 million, or $1.51 per diluted share for the 1998 first quarter.

Total revenues were $109.2 million in the first quarter of 1999 compared with $103.5 million in the same period of 1998. Wood products revenues declined slightly, the net result of a 5 percent increase in sales prices and a 7 percent decrease in volume sold. The volume decrease relates to downtime taken at the Company's Canadian sawmills as a result of import duties on softwood lumber shipped into the United States.

Pulp products revenues increased to $52.8 million in the first quarter of 1999 from $46.3 million in the same period of 1998. Pulp sales totaled 142,700 metric tons in the first quarter of 1999 compared with 109,000 metric tons in the first quarter of 1998. The Company's controlling interest in Harmac Pacific Inc. (Harmac) was acquired February 2, 1998 and the business was consolidated for three months in 1999 compared with two months in 1998. Pulp prices in the first quarter of 1999 were 10 percent lower than the first quarter of 1998.

Cost of sales for wood products decreased $7.1 million, or 13 percent, from the cost of sales in the first quarter of 1998. Sales volume was lower by 7 percent in the first quarter of 1999, but manufacturing costs decreased 15 percent due to lower log costs and improved production efficiencies.

Cost of sales for pulp products was $58.1 million in the first quarter of 1999 compared with $50.8 million in the same period of 1998. Pulp production totaled 142,600 metric tons in 1999 compared with 98,100 metric tons in the first quarter of 1998. Harmac pulp production was included in 1998 for only two months. Both of the Company's pulp mills experienced lower manufacturing costs. At Harmac, the average conversion cost per ton, excluding fiber, dropped 19 percent from the first quarter of 1998 due to improved labor productivity, higher operating rates and other manufacturing cost savings. These cost savings have more than offset the 6 percent increase in Harmac's fiber costs in 1999. Fiber costs at the Halsey mill were 10 percent lower in 1999 than the first quarter of 1998.

Selling, general and administrative expenses declined $.8 million to $5.6 million in the first quarter of 1999 from $6.4 million in the same period of 1998. The reduction was primarily the result of restructuring initiatives taken in the first quarter of 1998 after the divestiture of the tissue business and acquisition of Harmac. Total employees have been reduced from 2,214 at March 31, 1998 to 2,088 at March 31, 1999.

DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------

The Company's subsidiary, Harmac, enters into Canadian dollar forward exchange contracts with maturities of one to five months to fix the conversion of a portion of pulp sales receivables denominated in U.S. dollars. At March 31, 1999, the Company had contracts to purchase $26 million Canadian with the exchange rate to be used at settlement approximating the spot rate at the date the contract was acquired.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first quarter of 1999, operations generated cash of $6.8 million. Income before interest, taxes, depreciation and amortization (EBITDA) was $5.4 million, a significant improvement from the negative result of $1.9 million in the first quarter of 1998. Cash generated from reduction in raw material inventories was more than offset by the increase in accounts receivable, primarily the result of strong pulp sales volumes in the first quarter of 1999.

The Company invested $4.9 million in capital projects in the first quarter of 1999 and estimates that total 1999 capital spending, excluding environmental-related capital costs at the Halsey pulp mill, will approximate $17.5 million. These capital projects will relate primarily to sustain existing operations with a limited number of relatively small, high-return projects.

Due to the Company's declining equity base, on February 4, 1999, the Company announced a reduction in the dividend to $.44 per share from $.76 annually. The change in the dividend was in line with the Company's policy of paying dividends based on a percentage of equity rather than as a percentage of earnings. The reduction in the dividend rate is effective with the May 1999 quarterly payment.

YEAR 2000 UPDATE
----------------

The Company, like all other companies using computers and microprocessors, is faced with the task of addressing the Year 2000 problem. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company has embarked on a comprehensive approach to identify where this problem may occur in its information technology and manufacturing systems, and to evaluate the Year 2000 readiness of certain third parties, such as suppliers and customers. The direct costs of projects solely intended to correct the Company's Year 2000 problems are currently estimated at $3.4 million, of which $2.3 million has been spent as of March 31, 1999. Most of these expenditures relate to replacement of systems and applications and will be capitalized. The Company completed an inventory of its core financial reporting processes and other information technology systems in 1997 and expects to have the necessary revisions to these systems and processes completed by the end of the third quarter of 1999. The Company has also completed an inventory of the process control systems and embedded microprocessors used in its manufacturing operations and determined that only a small percentage of such systems and microprocessors could be subject to Year 2000 problems. The Company expects to have these affected manufacturing systems replaced or corrected and complete testing and verification of such systems early in the fourth quarter of 1999. The Company presently believes that, with conversions to new computer and financial systems and modifications to existing software, the Year 2000 issues will not pose significant operational problems for the Company. Due to the general uncertainty inherent in the Year 2000 problem, however, there can be no assurance that all Year 2000 problems will be foreseen and corrected, or if foreseen, corrected on a timely basis, or that no material disruption to the Company's business or operations will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (such as power, communications or transportation systems) necessary for the ordinary conduct of business. There can be no assurance that successful contingency plans can, in fact, be developed or implemented to deal with such failures.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

Statements in this report or in other Company communications, such as press releases, may relate to future events or the Company's future performance. Such statements are forward-looking statements and are based on present information the Company has related to its existing business circumstances. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may differ materially from such forward-looking statements. Factors that may result in such variances include, but are not limited to, changes in commodity prices, interest rates and other economic conditions, failure by the company to realize expected cost savings from capital expenditures, actions by competitors, changing weather conditions and natural phenomena, actions by government authorities, uncertainties associated with legal proceedings, technological developments, assessment of the Company's Year 2000 compliance efforts and risks, future decisions by management in response to changing conditions and misjudgments in the course of preparing forward-looking statements. Such factors are discussed in this report on Form 10-Q as well as in the Company's Annual Report on Form 10-K.

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption "Derivative Financial Instruments" under Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations.

PART II.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on April 29, 1999. The following members were elected to the Company's Board of Directors to hold office for three-year terms expiring in 2002.

     Nominee                            In Favor                 Withheld
     -------                            --------                 --------
     Kenneth G. Hanna               10,538,668 (98.9%)        116,317 (1.1%)
     Robert Stevens Miller, Jr.     10,538,668 (98.9%)        116,317 (1.1%)
     Hugo G.L. Powell               10,534,618 (98.8%)        120,367 (1.2%)

Additionally, the following directors were elected in previous years to three-year terms on the Company's Board of Directors and will continue their terms of office: Gordon P. Andrews, Hamilton W. Budge, Charles Crocker, Michael Flannery, Peter T. Pope, and Brooks Walker, Jr.

The results of the voting on the approval to ratify the implementation of the Special Non-Employee Director Retainer Fee Plan was as follows:

        In Favor                     Opposed                     Abstained
        --------                     -------                     ---------

     9,386,344 (88.1%)           1,080,394 (10.1%)              188,247 (1.8%)

The results of the voting on the ratification of selection of Arthur Andersen LLP as independent public accountants was as follows:

        In Favor                     Opposed                     Abstained
        --------                     -------                     ---------

     10,554,371 (99.1%)           70,634 (0.6%)                  29,980 (0.3%)

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

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the three months ended March 31, 1999.

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



                                       POPE & TALBOT, INC.
                                       -----------------------------------
                                            Registrant





Date: May 11, 1999                     /s/ Robert J. Day
                                       -----------------------------------
                                            Robert J. Day
                                            Senior Vice President and
                                            Chief Financial Officer

Exhibit 11.1

                               POPE & TALBOT, INC.
                    STATEMENT SHOWING CALCULATION OF AVERAGE
                     COMMON SHARES OUTSTANDING AND EARNINGS
                            PER AVERAGE COMMON SHARE


                                                     Three months ended
                                                          March 31,
                                                -----------------------------
                                                   1999              1998
                                                   ----              ----

Weighted average number of common
    shares outstanding                           13,481,441        13,481,441

Application of the "treasury stock"
    method to the stock option plan                       -            60,474
                                                -----------       -----------

Total common and common equivalent
    shares, assuming dilution                    13,481,441        13,541,915
                                                ===========       ===========


Net income (loss)                               $(2,276,000)      $20,481,000
                                                ===========       ===========


Diluted net income (loss) per common share         $(.17)             $1.51
                                                   =====              =====


The computation of basic net income per common share is not included because the computation can be clearly determined from the material contained in this report.