Form 10-Q
period 1999-06-30
POPE & TALBOT INC /DE/
filed 1999-08-06
CIK 311871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No.     1-7852

         POPE & TALBOT, INC.

Delaware (State or other jurisdiction of incorporation or organization)	94-0777139 (I.R.S. Employer Identification Number)

1500 S.W. 1st Ave., Portland, Oregon (Address of principal executive offices)	97201 (Zip Code)

Registrant's telephone number, including area code:              (503) 228-9161

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

Yes   ✓    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Common stock, $1 par value - 13,481,441 shares as of June 30, 1999

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements:

Condensed Consolidated Balance Sheets - June 30, 1999 and
December 31, 1998

Consolidated Statements of Operations - Three and Six Months Ended
June 30, 1999 and 1998

Condensed Consolidated Statements of Cash Flows - Six Months Ended
June 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements

ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations

ITEM 3.      Quantitative and Qualitative Disclosure of Market Risk

PART II.     OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

PART I.

POPE & TALBOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	June 30, 1999	December 31, 1998
ASSETS
Current assets:
Cash and cash equivalents	$25,306	$27,473
Short-term investments	13,785	9,857
Accounts receivable	73,191	62,356
Inventories:
Raw materials	36,868	53,765
Finished goods	25,313	23,992
	62,181	77,757
Prepaid expenses and other	12,236	10,651
Total current assets	186,699	188,094

Properties:
Plant and equipment	443,235	424,519
Accumulated depreciation	(216,685)	(199,417)
	226,550	225,102
Land and timber cutting rights	10,311	9,290
Total properties	236,861	234,392
Other assets:
Deferred income tax assets, net	19,906	16,218
Other	8,419	10,885
Total other assets	28,325	27,103
	$451,885	$449,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$ 9,488	$ 10,259
Current portion of long-term debt	556	556
Accounts payable	25,683	21,532
Accrued payroll and related taxes	17,985	18,471
Other accrued liabilities	19,287	25,449
Income taxes	10,928	8,775
Total current liabilities	83,927	85,042

Reforestation	15,992	15,441
Postretirement benefits	14,086	13,286
Long-term debt, net of current portion	139,720	138,004

Minority interest	39,333	39,759

Stockholders' equity:
Preferred stock	-	-
Common stock	13,972	13,972
Additional paid-in capital	31,160	31,160
Retained earnings	137,083	140,482
Cumulative translation adjustments	(13,944)	(18,113)
Common stock held in treasury, at cost	(9,444)	(9,444)
Total stockholders' equity	158,827	158,057
	$451,885	$449,589

The accompanying notes to consolidated financial statements are an integral part of this statement.

POPE & TALBOT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998
Revenues:
Wood products	$ 65,143	$ 49,305	$121,546	$106,473
Pulp products	55,112	57,197	107,914	103,522
Total	120,255	106,502	229,460	209,995

Costs and expenses:
Cost of sales:
Wood products	51,404	52,528	99,749	107,924
Pulp products	56,785	56,914	114,871	107,692
Selling, general and administrative	6,012	5,579	11,619	12,008
Interest, net	2,309	1,809	4,723	4,108
Total	116,510	116,830	230,962	231,732

Income (loss) before income taxes, minority interest and discontinued tissue operations	3,745	(10,328)	(1,502)	(21,737)
Income tax provision (benefit)	1,777	(2,921)	181	(6,403)
Income (loss) before minority interest and discontinued operations	1,968	(7,407)	(1,683)	(15,334)
Minority interest in net loss of subsidiary, net of income tax	(953)	(281)	(2,328)	(1,615)
Income (loss) from continuing operations	2,921	(7,126)	645	(13,719)
Income from discontinued operations (net of tax provision of $24,794)	-	-	-	27,074

Net income (loss)	$ 2,921	$ (7,126)	$ 645	$ 13,355

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$ .22	$ (.53)	$ .05	$ (1.02)
Income from discontinued operations	-	-	-	2.01
Net income (loss)	$ .22	$ (.53)	$ .05	$ .99

Cash dividends per common share	$ .11	$ .19	$ .30	$ .38

Weighted average number of common shares outstanding (000's)	13,481	13,481	13,481	13,481

The accompanying notes to consolidated financial statements are an integral part of this statement.

POPE & TALBOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	1999	1998
Cash flow from operating activities:
Net income	$ 645	$ 13,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,421	15,000
Gain on sale of discontinued operations	-	(51,448)
Minority interest in subsidiary loss	(2,328)	(1,615)
Changes in assets and liabilities:
Accounts receivable	(10,835)	(4,372)
Inventories	15,576	21,509
Prepaid expenses and other assets	3,197	4,034
Accounts payable and accrued liabilities	(2,497)	(8,015)
Current and deferred income taxes	(4,171)	14,943
Other liabilities	495	595
Net cash provided by operating activities	16,503	3,986
Cash flow from investing activities:
Purchases of short-term investments	(13,248)	(39,576)
Proceeds from maturities of short-term investments	11,524	1,973
Purchases of noncurrent investments held for sale	(2,300)	-
Capital expenditures	(9,686)	(10,694)
Investment in subsidiary, net of cash acquired	-	(35,846)
Minority interest in subsidary treasury stock issue	100	-
Proceeds from sale of discontinued operations	-	120,451
Proceeds from sale of other properties	28	463
Net cash (used for) provided by investing activities	(13,582)	36,771
Cash flow from financing activities:
Net decrease in short-term borrowings	(771)	(41,800)
Reduction in long-term debt	(273)	(256)
Cash dividends	(4,044)	(5,123)
Net cash used for financing activities	(5,088)	(47,179)
Decrease in cash and cash equivalents	(2,167)	(6,422)
Cash and cash equivalents at beginning of period	27,473	31,911
Cash and cash equivalents at end of period	$ 25,306	$ 25,489

The accompanying notes to consolidated financial statements are an integral part of this statement.

POPE & TALBOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
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

2.     Earnings Per Share

Certain Company stock options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices. Such stock options totaled 768,252 shares and 936,084 shares for the three and six months ended June 30, 1999 and June 30, 1998, respectively.

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

4.     Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998
Net income (loss)	$ 2,921	$ (7,126)	$ 645	$ 13,355
Foreign currency translation adjustment	2,630	(6,137)	4,169	(3,498)
Comprehensive income (loss)	$ 5,551	$(13,263)	$ 4,814	$ 9,857

5.     Segment Information

The Company classifies its business into two operating segments: wood products and pulp products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998
Revenues
Wood products	$ 65,143	$ 49,305	$121,546	$106,473
Pulp products	55,112	57,197	107,914	103,522
Total operating segments	$120,255	$106,502	$229,460	$209,995

Operating profit (loss) from continuing operations
Wood products	$ 12,304	$ (4,072)	$ 18,826	$ (3,346)
Pulp products	(3,828)	(1,658)	(10,830)	(7,974)
Total operating segments	8,476	(5,730)	7,996	(11,320)
Corporate	(2,422)	(2,789)	(4,775)	(6,309)
Interest expense, net	(2,309)	(1,809)	(4,723)	(4,108)
	$ 3,745	$(10,328)	$ (1,502)	$ (21,737)

6.     Subsequent Event

On July 30, 1999, a binding agreement between the Company and Harmac was signed, which calls for the Company to acquire all of the outstanding shares of Harmac that it does not already own. Under the proposed transaction, shareholders of Harmac may elect to receive either 0.4732 of a share of the Company's common stock or $9.25 (Canadian) for each Harmac share. A Harmac shareholder may also elect to receive some other combination of cash or the Company's common stock, subject to the parameters that an aggregate maximum of $30 million (Canadian) will be paid and a maximum of 2 million shares of the Company's common stock will be issued. The transaction is expected to close in the fourth quarter and is subject to the normal regulatory approvals in the U.S. and Canada and court approval in Canada. The transaction also requires a favorable vote by two-thirds of Harmac minority shareholders. If the transaction is approved by Harmac shareholders and all of the conditions to closing have been satisfied or waived, Harmac intends to redeem, concurrent with the closing of the transaction, all of its currently outstanding 8 percent convertible unsecured subordinated debentures.

POPE & TALBOT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Pope & Talbot, Inc.'s (the "Company's") income from continuing operations in the second quarter of 1999 was $2.9 million, or $.22 per share, compared with a $7.1 million loss, or $.53 per share, in the second quarter of 1998. Strong lumber markets and cost reduction efforts were the primary reasons for the improved performance.

On a year-to-date basis, income from continuing operations in the first six months of 1999 was $645,000, or $.05 per share, compared with a loss from continuing operations of $13.7 million, or $1.02 per share, in the same period a year ago. The 1998 results also included $27.1 million of income from discontinued operations, or $2.01 per diluted share. Net income was $13.4 million, or $.99 per diluted share, for the first six months of 1998.

Total revenues were $120.3 million in the second quarter of 1999 compared with $106.5 million in the same period of 1998. Wood products revenues in the second quarter of 1999 increased to $65.1 million from $49.3 million in the same quarter of 1998. Lumber sales prices in the current quarter increased 7 percent over the first quarter of 1999 and 20 percent from the same period a year ago. Lumber sales volumes in the second quarter of 1999 were 8 percent higher than the first quarter of 1999 and 7 percent higher than the second quarter of 1998.

Pulp products revenues were $55.1 million in the second quarter of 1999 compared with $57.2 million in the same period of 1998. Pulp sales totaled 135,350 metric tons in the second quarter of 1999 compared with 127,100 metric tons in the second quarter of 1998 and 142,670 metric tons in the first quarter of 1999. The sales volume decrease in the second quarter of 1999 relative to the previous quarter was due primarily to an 11-day maintenance shut-down at the Company's Nanaimo, B.C. pulp mill. Average pulp sales prices were 9 percent higher in the second quarter of 1999 than the first quarter of 1999, but 8 percent lower than the second quarter of 1998.

On a year-to-date basis, wood products revenues in 1999 increased 14 percent over the 1998 period as a result of higher sales prices and volumes. Pulp products revenues in the first six months of 1999 were $4.4 million higher than the 1998 period primarily due to the inclusion of Harmac for only five months in the first half of 1998.

Cost of sales for wood products in the second quarter of 1999 decreased $1.1 million from the second quarter of 1998 level. Total lumber production costs and expenses per thousand board feet decreased 17 percent from last year's second quarter, primarily the result of lower log costs.

Cost of sales for pulp products was $56.8 million in the second quarter of 1999 compared with $56.9 million in the same period of 1998. Pulp production totaled 133,200 metric tons in the second quarter of 1999 compared with 126,200 metric tons in the second quarter of 1998. At Harmac, fiber costs decreased 4 percent in the second quarter of 1999 compared with the first quarter of 1999 and were slightly higher than costs in the second quarter of 1998. Fiber costs at the Halsey mill were down slightly in the second quarter of 1999 compared with the first quarter of 1999, but were down 15 percent from the second quarter of 1998.

Cost of sales for wood products in the first six months of 1999 were 8 percent less than the same period of 1998, primarily as the result of lower log costs. Year-to-date cost of sales for pulp products in 1999 were 7 percent higher than the same period of 1998, primarily due to Harmac's operations included in the 1998 period for only 5 months.

Selling, general and administrative expenses for the first six months of 1999 totaled $11.6 million compared with $12.0 million in the same period of 1998. The reduction was primarily the result of cost reduction and control initiatives implemented in 1998 after the divestiture of the tissue business and acquisition of Harmac. Selling, general and administrative expenses in the second quarter of 1999 were higher than second quarter of 1998 primarily due to employee benefit plan adjustments.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company's subsidiary Harmac enters into Canadian dollar forward exchange contracts with maturities of one to five months to fix the conversion of a portion of pulp sales receivables denominated in U.S. dollars. At June 30, 1999, the Company had contracts to purchase $31 million Canadian with the exchange rate to be used at settlement approximating the spot rate at the date the contract was acquired.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1999, operations generated cash of $16.5 million compared with $4.0 million for the first six months of 1998. Income in the second quarter of 1999 before interest, taxes, depreciation and amortization ("EBITDA") was $14.3 million, a significant improvement from the negative result of $723,000 in the second quarter of 1998 and EBITDA of $5.4 million in the first quarter of 1999. Cash generated from reductions in raw material inventories was partially offset by the increase in accounts receivable, primarily the result of strong lumber sales volumes in the first half of 1999.

The Company invested $9.7 million in capital projects in the first six months of 1999 and estimates that total 1999 capital spending, excluding environmental-related capital costs at the Halsey pulp mill, will approximate $18.5 million. These capital projects will relate primarily to maintenance of existing operations with a limited number of relatively small, high-return projects.

YEAR 2000 UPDATE

The Company, like all other companies using computers and microprocessors, is faced with the task of addressing the Year 2000 problem. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company has embarked on a comprehensive approach to identify where this problem may occur in its information technology and manufacturing systems, and to evaluate the Year 2000 readiness of certain third parties, such as suppliers and customers. The direct costs of projects solely intended to correct the Company's Year 2000 problems are currently estimated at $3.3 million, of which $2.9 million has been spent as of June 30, 1999. Most of these expenditures relate to replacement of systems and applications and will be capitalized.

The Company completed an inventory of its core financial reporting processes and other information technology systems in 1997 and expects to have the necessary revisions to these systems and processes completed by the end of the third quarter of 1999. The Company has also completed an inventory of the process control systems and embedded microprocessors used in its manufacturing operations and determined that only a small percentage of such systems and microprocessors could be subject to Year 2000 problems. The Company expects, based on management's best estimate, to have these non-critical manufacturing systems replaced or corrected and complete testing and verification of such systems early in the fourth quarter of 1999 in conjunction with planned maintenance shutdowns at the pulp mills.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements in this report or in other Company communications, such as press releases, may relate to future events or the Company's future performance. Such statements are forward-looking statements and are based on present information the Company has related to ts existing business circumstances. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may differ materially from such forward-looking statements. Factors that may result in such variances include, but are not limited to, changes in commodity prices, interest rates and other economic conditions, failure by the Company to realize expected cost savings from capital expenditures, actions by competitors, changing weather conditions and natural phenomena, actions by government authorities, uncertainties associated with legal proceedings, technological developments, assessment of the Company's Year 2000 compliance efforts and risks, future decisions by management in response to changing conditions and misjudgments in the course of preparing forward-looking statements. Such factors are discussed in this report on Form 10-Q as well as in the Company's Annual Report on Form 10-K.

ITEM 3.     Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption "Derivative Financial Instruments" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

11.1     Statement showing computation of per share earnings.

27.1     Financial Data Schedule.

The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.

(b)     Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC. Registrant

Date: August 5, 1999	/s/ MARIA M. POPE Maria M. Pope Vice President and Chief Financial Officer