Form 10-Q
period 1999-09-30
POPE & TALBOT INC /DE/
filed 1999-11-03
CIK 311871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


                           Commission File No. 1-7852
                                               ------


                               POPE & TALBOT, INC.
                     --------------------------------------


                Delaware                               94-0777139
--------------------------------------   ---------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)


 1500 S.W. 1st Ave., Portland, Oregon                    97201
--------------------------------------   ---------------------------------------
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

    Common stock, $1 par value - 13,481,441 shares as of September 30, 1999

PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

     ITEM 1. Financial Statements:

          Condensed Consolidated Balance Sheets -
          September 30, 1999 and December 31, 1998                          3

          Consolidated Statements of Operations -
          Three and Nine Months Ended September 30,
          1999 and 1998                                                     4

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1999 and 1998                     5

          Notes to Condensed Consolidated Financial Statements              6


     ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  8

     ITEM 3. Quantitative and Qualitative Disclosure of Market Risk        15


PART II. OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K                              15

PART I.

                               POPE & TALBOT, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                            September 30,      December 31,
                                                                    1999              1998
                                                            ------------      ------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $  98,168         $  27,473
     Short-term investments                                       15,848             9,857
     Accounts receivable                                          74,461            62,356
     Inventories:
          Raw materials                                           47,634            53,765
          Finished goods                                          27,952            23,992
                                                               ---------         ---------
                                                                  75,586            77,757
     Prepaid expenses and other                                   10,871            10,651
                                                               ---------         ---------
          Total current assets                                   274,934           188,094

Properties:
     Plant and equipment                                         449,019           424,519
     Accumulated depreciation                                   (224,893)         (199,417)
                                                               ---------         ---------
                                                                 224,126           225,102
     Land and timber cutting rights                               10,082             9,290
                                                               ---------         ---------
          Total properties                                       234,208           234,392

Other assets:
     Deferred income tax assets, net                              19,019            16,218
     Other                                                         8,500            10,885
                                                               ---------         ---------
          Total other assets                                      27,519            27,103
                                                               ---------         ---------
                                                               $ 536,661         $ 449,589
                                                               =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                             $   8,164         $  10,259
     Current portion of long-term debt                             3,987               556
     Accounts payable                                             28,083            21,532
     Accrued payroll and related taxes                            17,697            18,471
     Other accrued liabilities                                    29,000            25,449
     Income taxes                                                 15,330             8,775
                                                               ---------         ---------
          Total current liabilities                              102,261            85,042

Reforestation                                                     15,171            15,441
Postretirement benefits                                           14,399            13,286
Long-term debt, net of current portion                           199,259           138,004

Minority interest                                                 40,349            39,759

Stockholders' equity:
     Preferred stock                                                   -                 -
     Common stock                                                 13,972            13,972
     Additional paid-in capital                                   31,160            31,160
     Retained earnings                                           142,760           140,482
     Cumulative translation adjustments                          (13,226)          (18,113)
     Common stock held in treasury, at cost                       (9,444)           (9,444)
                                                               ---------         ---------
          Total stockholders' equity                             165,222           158,057
                                                               ---------         ---------
                                                               $ 536,661         $ 449,589
                                                               =========         =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               POPE & TALBOT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                                 Three months ended             Nine months ended
                                                                    September 30,                 September 30,
                                                              ------------------------      ------------------------
                                                                   1999           1998           1999           1998
                                                              ---------      ---------      ---------      ---------
Revenues:
     Wood products                                            $  65,039      $  54,188      $ 186,585      $ 160,661
     Pulp products                                               62,706         50,127        170,620        153,649
                                                              ---------      ---------      ---------      ---------
          Total                                                 127,745        104,315        357,205        314,310

Costs and expenses:
     Cost of sales:
          Wood products                                          49,016         52,251        148,765        160,175
          Pulp  products                                         55,471         57,194        170,342        164,886
     Selling, general and administrative                          6,985          6,178         18,604         18,186
     Interest, net                                                2,168          1,750          6,891          5,858
                                                              ---------      ---------      ---------      ---------
          Total                                                 113,640        117,373        344,602        349,105
                                                              ---------      ---------      ---------      ---------

Income (loss) before income taxes, minority interest
     and discontinued operations                                 14,105        (13,058)        12,603        (34,795)
Income tax provision (benefit)                                    6,262         (4,874)         6,443        (11,277)
                                                              ---------      ---------      ---------      ---------
Income (loss) before minority interest
     and discontinued operations                                  7,843         (8,184)         6,160        (23,518)
Minority interest in net income (loss) of subsidiary,
     net of income tax provision (benefit)                          683         (1,431)        (1,645)        (3,046)
                                                              ---------      ---------      ---------      ---------
Income (loss) from continuing operations                          7,160         (6,753)         7,805        (20,472)
Income from discontinued operations
     (net of tax provision of $24,794)                                -              -              -         27,074
                                                              ---------      ---------      ---------      ---------

Net income (loss)                                             $   7,160      $  (6,753)     $   7,805      $   6,602
                                                              =========      =========      =========      =========

Basic and diluted income (loss) per common share:
     Income (loss) from continuing operations                 $     .53      $    (.50)     $     .58      $   (1.52)
     Income from discontinued operations                              -              -              -           2.01
                                                              ---------      ---------      ---------      ---------
          Net income (loss)                                   $     .53      $    (.50)     $     .58      $     .49
                                                              =========      =========      =========      =========

Cash dividends per common share                               $     .11      $     .19      $     .41      $     .57
                                                              =========      =========      =========      =========

Weighted average number of
     common shares outstanding (000's)                           13,481         13,481         13,481         13,481
                                                              =========      =========      =========      =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               POPE & TALBOT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                -----------------------------
                                                                                     1999                1998
                                                                                ---------           ---------
Cash flow from operating activities:
     Net income                                                                 $   7,805           $   6,602
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                            24,853              22,703
          Gain on sale of discontinued operations                                       -             (51,448)
          Minority interest in subsidiary loss                                     (1,645)             (3,046)
          Changes in assets and liabilities:
               Accounts receivable                                                (12,105)              2,092
               Inventories                                                          2,171              14,259
               Prepaid expenses and other assets                                    5,078               2,614
               Accounts payable and accrued liabilities                             9,328               1,393
               Current and deferred income taxes                                    1,073               9,747
               Other liabilities                                                      (83)                841
                                                                                ---------           ---------
          Net cash provided by operating activities                                36,475               5,757

Cash flow from investing activities:
     Purchases of short-term investments                                          (25,066)            (39,923)
     Proceeds from maturities of short-term investments                            19,075              16,400
     Purchases of noncurrent investments held for sale                                  -               4,965
     Capital expenditures                                                         (15,036)            (18,974)
     Investment in subsidiary, net of cash acquired                                     -             (35,846)
     Minority interest in subsidary treasury stock issue                              100                   -
     Proceeds from sale of discontinued operations                                      -             120,451
     Proceeds from sale of other properties                                           271                 463
                                                                                ---------           ---------
          Net cash (used for) provided by investing activities                    (20,656)             47,536

Cash flow from financing activities:
     Net decrease in short-term borrowings                                         (2,095)            (41,800)
     Proceeds from issuance of long-term debt                                      64,574                   -
     Reduction of long-term debt, including current portion                        (2,076)               (387)
     Cash dividends                                                                (5,527)             (7,685)
                                                                                ---------           ---------
          Net cash provided by (used for) financing activities                     54,876             (49,872)
                                                                                ---------           ---------

Increase in cash and cash equivalents                                              70,695               3,421

Cash and cash equivalents at beginning of period                                   27,473              31,911
                                                                                ---------           ---------

Cash and cash equivalents at end of period                                      $  98,168           $  35,332
                                                                                =========           =========


The accompanying notes to consolidated financial statements are an integral part of this statement.

                               POPE & TALBOT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flow activity required under generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting of only normal accruals) necessary for a fair presentation of results have been made, and the Company believes such presentation is adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Earnings Per Share

     Certain Company stock options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices. Such stock options totaled 726,229 and 738,229 for the three and nine months ended September 30, 1999, respectively, and 842,348 for the three and nine months ended September 30, 1998.

     Refer to Exhibit 11.1 of this filing for the computation of average common shares outstanding and earnings per average common share.

3.   Legal Matters and Contingencies

     The Company is a party to legal proceedings, environmental matters and other contingencies generally incidental to its business. Although the final outcome of these contingencies is subject to many variables and cannot be predicted with any degree of certainty, the Company presently believes that the ultimate outcome resulting from these proceedings and matters would not have a material effect on the Company's current financial position or liquidity; however, in any given future reporting period such proceedings or matters could have a material effect on results of operations.

     The Internal Revenue Service (IRS) has assessed the Company additional tax of approximately $5.3 million pertaining to transactions between the Company and its wholly-owned Canadian subsidiary during its 1993 tax year. The Company, which has filed a petition with the Tax Court, believes it has substantial defenses against this claim and plans to vigorously defend its position. The Company is currently negotiating settlement with the IRS on this issue for the 1993 and certain subsequent tax years. The company has established reserves for this matter in amounts it believes are reasonably estimable.

4.   Comprehensive income (loss) is as follows:

                                            Three months ended              Nine months ended
                                               September 30,                   September 30,
                                          -----------------------        -----------------------
                                              1999           1998             1999          1998
                                          ---------     ---------        ---------     ---------
     Net income (loss)                    $   7,160     $  (6,753)       $   7,805     $   6,602
     Foreign currency translation
       adjustment                               718        (4,157)           4,887        (7,655)
                                          ---------     ---------        ---------     ---------
     Comprehensive income (loss)          $   7,878     $ (10,910)       $  12,692     $  (1,053)
                                          =========     =========        =========     =========

5.   Segment Information

     The Company classifies its business into two operating segments: wood products and pulp products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                            Three months ended              Nine months ended
                                               September 30,                   September 30,
                                          -----------------------        -----------------------
                                              1999           1998             1999          1998
                                          ---------     ---------        ---------     ---------
     Revenues
       Wood products                      $  65,039     $  54,188        $ 186,585     $ 160,661
       Pulp products                         62,706        50,127          170,620       153,649
                                          ---------     ---------        ---------     ---------
          Total operating segments        $ 127,745     $ 104,315        $ 357,205     $ 314,310
                                          =========     =========        =========     =========

     Operating profit (loss) from
      continuing operations
       Wood products                      $  13,720     $     941        $  32,546     $  (2,405)
       Pulp products                          4,865        (9,447)          (5,965)      (17,421)
                                          ---------     ---------        ---------     ---------
          Total operating segments           18,585        (8,506)          26,581       (19,826)
       Corporate                             (2,312)       (2,802)          (7,087)       (9,111)
       Interest expense, net                 (2,168)       (1,750)          (6,891)       (5,858)
                                          ---------     ---------        ---------     ---------
                                          $  14,105     $ (13,058)       $  12,603     $ (34,795)
                                          =========     =========        =========     =========

6.   Subsequent Event

     On October 5, 1999, the minority shareholders of Harmac voted in favor of Pope & Talbot, Inc.'s offer to acquire the balance of the Harmac shares it does not already own in exchange for approximately 1.5 million Pope & Talbot, Inc. common shares and approximately $20 million cash. Harmac's 8 percent subordinated convertible debentures will also be redeemed for C$76.5 million, or approximately US$52 million. The entire transaction is expected to close on November 8, 1999, after all conditions, including regulatory approval, have been satisfied.

                               POPE & TALBOT, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Pope & Talbot, Inc.'s (the "Company's") income from continuing operations in the third quarter of 1999 was $7.2 million, or $.53 per share, compared with a $6.8 million loss, or $.50 per share, in the third quarter of 1998. Strong lumber markets, improving pulp markets and cost reduction efforts were the primary reasons for the improved performance.

On a year-to-date basis, income from continuing operations in the first nine months of 1999 was $7.8 million, or $.58 per share, compared with a loss from continuing operations of $20.5 million, or $1.52 per share, in the same period a year ago. The 1998 results also included $27.1 million of income from discontinued operations, or $2.01 per diluted share. Net income was $6.6 million, or $.49 per diluted share, for the first nine months of 1998.

Total revenues were $127.7 million in the third quarter of 1999 compared with $104.3 million in the same period of 1998. Wood products revenues in the third quarter of 1999 increased to $65.0 million from $54.2 million in the same quarter of 1998. Lumber sales prices in the current quarter increased 5 percent over the second quarter of 1999 and 24 percent from the same period a year ago. Lumber sales volumes in the third quarter of 1999 were 4 percent lower than the second quarter of 1999 and about equal to the third quarter of 1998.

Pulp products revenues were $62.7 million in the third quarter of 1999 compared with $50.1 million in the same period of 1998. Pulp sales totaled 144,560 metric tons in the third quarter of 1999 compared with 135,350 metric tons in the second quarter of 1999 and 123,100 metric tons in the third quarter of 1998. Average pulp sales prices were 7 percent higher in the third quarter of 1999 than both the second quarter of 1999 and the third quarter of 1998.

On a year-to-date basis, wood products revenues in 1999 increased 16 percent over the 1998 period primarily as a result of higher sales prices. Pulp products revenues in the first nine months of 1999 were $17.0 million higher than the 1998 period primarily due to higher sales volumes and the result of the inclusion of Harmac for only eight months in the first nine months of 1998.

Cost of sales for wood products in the third quarter of 1999 decreased $3.2 million from the third quarter of 1998 level. Lumber production totaled 149.4 million board feet in the third quarter of 1999 compared with 144.2 million board feet in the third quarter of 1998. Total lumber production costs and expenses per thousand board feet in the third quarter of 1999 decreased 11 percent from last year's third quarter, primarily the result of lower log costs.

Cost of sales for pulp products was $55.5 million in the third quarter of 1999 compared with $57.2 million in the same period of 1998. Pulp production totaled 147,840 metric tons in the third quarter of 1999 compared with 123,660 metric tons in the third quarter of 1998. Production in the third quarter of 1998 was relatively low, as both mills were shut down for maintenance in that quarter. At Harmac, fiber costs in the third quarter of 1999 were about equal with the second quarter of 1999 and were 6 percent lower than fiber costs in the third quarter of 1998. Fiber costs at the Halsey mill in the third quarter of 1999 were also about equal compared with the second quarter of 1999, but were down 19 percent from the third quarter of 1998, primarily the result of lower chip prices and an increase in the proportion of sawdust pulp produced.

Cost of sales for wood products in the first nine months of 1999 were 7 percent less than the same period of 1998, primarily as the result of lower log costs. Year-to-date cost of sales for pulp products in 1999 were $5.5 million higher than the same period of 1998, primarily due to higher production levels. Harmac's operations were also included in the 1998 period for only 8 months. Average cost of production per ton of pulp at the Halsey mill fell 11 percent for the first nine months of 1999 from the same period in 1998. At the Harmac mill, average production costs in 1999 fell 9 percent from the same period in 1998, primarily the result of lower chip costs and cost reduction efforts at the mill.

Selling, general and administrative expenses for the first nine months of 1999 totaled $18.6 million compared with $18.2 million in the same period of 1998. Selling, general and administrative expenses in the third quarter of 1999 were $800,000 higher than third quarter of 1998 primarily due to employee incentive plans linked to the Company's 1999 financial performance.

DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------

The Company's subsidiary Harmac enters into Canadian dollar forward exchange contracts with maturities of one to five months to fix the conversion of a portion of pulp sales receivables denominated in U.S. dollars. At September 30, 1999, the Company had contracts to purchase $17.5 million Canadian with the exchange rate to be used at settlement approximating the spot rate at the date the contract was acquired.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first nine months of 1999, operations generated cash of $36.5 million compared with $5.8 million for the first nine months of 1998. Income in the third quarter of 1999 before interest, taxes, depreciation and amortization ("EBITDA") was $24.7 million, a significant improvement from the negative result of $3.6 million in the third quarter of 1998 and EBITDA of $14.3 million in the second quarter of 1999. For the nine months ended September 30, 1999, increases in accounts receivables due to stronger pulp sales and higher pulp prices were offset by an increase in accounts payable, mainly the result of higher logging activity, and an increase in prepaid assets, primarily timber deposits.

On September 30, 1999, the Company concluded a $64.6 million sale and leaseback of its Halsey, Oregon pulp mill, which has been accounted for as a financing for financial reporting purposes. A portion of the proceeds will be used to bring the Halsey mill into compliance with the Environmental Protection Agency's "Cluster Rules." The cost of this project is expected to be approximately $35 million, with $4.2 million spent through September 30, 1999.

In conjunction with the Company's pending acquisition of the minority interest of its majority owned subsidiary Harmac, the Company will issue approximately
1.5 million shares of common stock and approximately $20 million cash. Harmac's 8 percent convertible subordinated debentures will also be redeemed for C$76.5 million, or approximately US$52.0 million. The entire transaction is expected to close on November 8, 1999. The cash requirements for the Harmac transaction will be financed with a portion of the proceeds from the Halsey sale and leaseback and existing cash balances.

The Company invested $15.0 million in capital projects in the first nine months of 1999 and estimates that total 1999 capital spending, excluding environmental-related capital costs at the Halsey pulp mill, will approximate $18.0 million. These capital projects will relate primarily to maintenance of existing operations with a limited number of relatively small, high-return projects. Environmental-related expenditures at the Halsey pulp mill in 1999 are anticipated to be approximately $10.5 million.

YEAR 2000 UPDATE
----------------

The Company, like all other companies using computers and microprocessors, is faced with the task of addressing the Year 2000 problem. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company implemented a comprehensive approach to identify where this problem may occur in its information technology and manufacturing systems, and to evaluate the Year 2000 readiness of certain third parties, such as suppliers and customers. The direct costs of projects solely intended to correct the Company's Year 2000 problems are currently estimated at $3.3 million, of which $3.1 million had been spent as of September 30, 1999. Most of these expenditures relate to replacement of systems and applications and have been capitalized.

The Company completed an inventory of its core financial reporting processes and other information technology systems in 1997 and has made the necessary revisions to substantially all of these systems and processes as of September 30, 1999. The Company has also completed an inventory of the process control systems and embedded microprocessors used in its manufacturing operations and determined that only a small percentage of such systems and microprocessors could be subject to Year 2000 problems. The Company expects to have the remaining non-critical manufacturing systems replaced or corrected and complete testing and verification of such systems early in the fourth quarter of 1999 in conjunction with planned maintenance shutdowns at the pulp mills. The Company presently believes that, with conversions to new computer and financial systems and modifications to existing software, the Year 2000 issues will not pose significant operational problems for the Company.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

Cyclical Operating Results and Product Pricing
----------------------------------------------
The Company's financial performance is principally dependent on the prices it receives for its products. Prices for the Company's products are highly cyclical and have fluctuated significantly in the past and may fluctuate significantly in the future. Prices for both of the Company's principal products, lumber and pulp, fell during 1998 but have shown improvement in the first nine months of 1999. No assurance can be given as to the sustainability of the recent price improvements.

The Company's financial performance is also dependent on the rate at which it utilizes its production capacity. When capacity utilization is reduced in response to weak demand for the Company's products, its cost per unit of production increases and its profitability decreases.

The markets for the Company's products are highly cyclical and are characterized by periods of excess product supply due to many factors, including:

     o   additions to industry capacity;
     o   increased industry production;
     o periods of insufficient demand due to weak general economic activity or other causes; and
     o   inventory destocking by customers.

The Company's primary products are commodities, resulting in extreme price competition. Both the wood products and pulp industries have had over-capacity for several years. The Company's industries are capital-intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover marginal costs. This has caused substantial price competition and volatility and caused the Company to generate net losses from continuing operations as recently as 1996 and 1998. These losses were primarily due to losses in its pulp operations, which continue to be unprofitable in 1999. In the event of a recession, demand and prices are likely to drop substantially.

Risks of International Business
-------------------------------
In general, the Company's sales are subject to the risks of international business, including:

     o   fluctuations in foreign currencies;
     o changes in the economic strength of the countries in which it does business;
     o   trade disputes;
     o   changes in regulatory requirements;
     o   tariffs and other barriers; and
     o quotas, duties, taxes and other charges or restrictions upon exportation and importation.

The economic crisis in Asia softened demand for wood and pulp products in that region and, consequently, lowered prices in 1998. As a result, producers for the Asian markets redirected their products to other regions, thereby lowering prices elsewhere. In addition, Asian producers may be able to further lower prices and increase exports as a result of their depreciated currencies. Weakness in Asian markets has eroded worldwide pricing for the Company's products, indirectly adversely affecting its financial results. Asian markets have strengthened in 1999, but if these markets worsened, it could have a material adverse effect on the Company's financial condition and results of operations.

Availability and Pricing of Raw Materials
-----------------------------------------
Logs, wood chips and sawdust, the principal raw materials used in the manufacture of the Company's products, are purchased in highly competitive, price-sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors over which the Company has no control, including environmental and conservation regulations, and natural disasters, such as forest fires, hurricanes and other extreme weather conditions. A decrease in the supply of logs, wood chips and sawdust can cause higher raw material costs.

The principal sources of raw material for the Company's wood products operations are timber obtained through long-term cutting licenses on public lands, logs purchased on open markets, timber offered for sale through competitive bidding by U.S. federal agencies and timber purchased under long-term contracts to cut timber on private lands. The Company's lumber capacity comes from British Columbia (75%) and the Black Hills region of South Dakota and Wyoming (25%). In Canada, the Company's timber requirements are obtained primarily from the Provincial Government of British Columbia under long-term timber harvesting licenses which allow the Company to remove timber from defined areas annually on a sustained yield basis. Under these licenses, the Provincial Government has the authority to modify prices and harvest volumes at any time. British Columbia's Commission on Resources and Environment issued the Kootenay Boundary Land Use Plan of 1997. This land use plan set aside several new wilderness areas. The British Columbia government has also implemented a Forest Practices Code, which sets strict standards for logging activities and reforestation responsibilities. No assurance can be given that in the near or long-term the Company's timber supplies will be stable or that these forest restrictions will not have a material adverse effect on the Company's operations.

Softwood fiber (wood chips and sawdust), particularly in the quantities necessary to support world-scale pulp production facilities, is in increasingly short supply in the Pacific Northwest. In the last decade Pacific Northwest log availability has been reduced and lumber and plywood mills have shut down. The volume of lower cost residual chips has dropped correspondingly. Pulp mills that require wood chips as the primary source of raw material now rely on additional higher cost supply sources which produce chips directly from pulpwood and/or deliver from greater distances. Consequently, the market price of chips to all buyers has increased. To provide an adequate supply of wood fiber for its Halsey, Oregon mill, the Company has expanded its capability of using sawdust as a raw material for a significant portion of the production and diversified its suppliers of fiber. There can be no assurance that the Company will be able to obtain an adequate supply of softwood fiber for its operations.

Dependence on a Single Supplier for the Harmac Pulp Mill
--------------------------------------------------------
Harmac has a long-term fiber supply agreement with MacMillan Bloedel Limited that provides for at least 80% of Harmac's fiber requirements through 2019. Fiber is purchased at market or at prices determined under a formula intended to reflect fair market value of the fiber and which takes into account the net sales value of pulp sold by Harmac. The failure by MacMillan Bloedel Limited to produce the required fiber pursuant to this contract could have a material adverse effect on the Company as a whole.

Dependence on a Single Customer for the Halsey, Oregon Pulp Mill
----------------------------------------------------------------
Approximately 30% of the pulp produced by the Halsey, Oregon pulp mill is sold to Grays Harbor Paper Company pursuant to a long-term contract. Loss of this key customer would have a material adverse impact on the Company if a replacement buyer could not be secured on a timely basis.

Quotas and Export Fees on Lumber Exports to the United States
-------------------------------------------------------------
Softwood lumber exports to the U.S. by Canadian producers have been a contentious trade issue between Canada and the U.S. for a number of years. Effective April 1996, the governments of Canada and the U.S. entered into a softwood lumber agreement for the export of softwood lumber to the U.S. Pursuant to the agreement, in each fiscal year ended March 31, Canadian softwood lumber producers are assigned quotas of lumber volumes which may be shipped to the U.S. tariff-free. Incremental volumes were subject to a two-tier tariff of $53 per thousand board feet and $106 per thousand board feet. On August 26, 1999 Canada and the

United States amended the softwood lumber agreement to add a third-tier tariff at a rate of $146 per thousand board feet and to reduce the amount of timber volume subject to the first tier by 25%. The Company has been allocated a specific quota within each tier. The Company's tariff-free volume was reduced by
11.4 million board feet from the 1996/1997 fiscal year to the 1997/1998 fiscal year, and then by another 11.6 million board feet for the 1998/1999 fiscal year. As a partial offset, the Company received increases in allocation at the lower tariff from the 1996/1997 fiscal year to the 1998/1999 fiscal year.

In March 1999, the Company filed under the North American Free Trade Agreement a claim against the Canadian Federal Government. In its claim, the Company asserts that its duty-free export quota has been unfairly reduced. There can be no assurance as to when the claim will be resolved. The Canadian softwood lumber agreement expires in 2001 and the Company cannot predict whether the agreement will be renewed or what the terms of any renewed agreement might be.

Global Competition
------------------
The markets for the Company's products are highly competitive on a global basis, with a number of major companies competing in each market and with no company holding a dominant position. In particular, the wood products industry is highly competitive, with a large number of companies producing products that are reasonably standardized. Many of the Company's competitors have substantially greater financial resources than it does. Some of its competitors may have the advantage of not being affected by fluctuations in the value of the Canadian dollar. While the principal basis for competition is price, the Company also competes to a lesser extent on the basis of quality and customer service.

Exchange Rate Fluctuations
--------------------------
Although the Company's sales are made primarily in U.S. dollars, a substantial portion of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, could have a material adverse effect on its business, financial condition, results of operations and cash flows.

Environmental Regulation
------------------------
The Company is subject to extensive federal, state, provincial and local environmental laws and regulations. These laws and regulations impose stringent standards on the Company regarding, among other things:

     o   air emissions;
     o   water discharges;
     o   use and handling of hazardous materials;
     o   use, handling and disposal of waster; and
     o   remediation of environmental contamination.

The Company may incur substantial costs to comply with current requirements or new environmental laws that might be adopted. In addition, the Company may discover currently unknown environmental problems or conditions which may or may not require remediation. Any such event could have a material adverse effect on its business, financial condition, results of operations and cash flows. The Company has spent significant amounts of money in the past to comply with environmental regulations and expects that it will have to spend money in the future. The Company has taken reserves based on current information to address environmental liabilities. Additional significant expenditures could be required if the law changes or new information is discovered, and those expenditures could have a material adverse effect on its financial condition. In addition, the Company has been required to make significant environmental capital expenditures every year, and the Company expects those expenditures to increase significantly in the next several years.

In April 1998, the U.S. Environmental Protection Agency published regulations known as the "Cluster Rules" establishing standards and limitations for air and water emissions by pulp mills. The capital costs to comply with these new regulations at the Halsey pulp mill are anticipated to total approximately $35 million, with compliance required by the first quarter of 2001. The Company has spent $4.2 million of these capital costs through the end of the third quarter of 1999.

Current legislation requires all pulp mills in British Columbia to eliminate the discharge of chlorinated organic compounds by December 31, 2002. Currently, the cost of available technology to eliminate all chlorinated organic compounds at kraft pulp mills is prohibitive. The British Columbia government, industry participants and other stakeholders are engaged in discussion to resolve this issue. If the current legislation is not amended, substantially all of the chemical pulp mills in British Columbia, including Harmac's, would likely be required to be closed, which would have a material adverse effect on the Company's business.

The Company is currently participating in the investigation of environmental contamination at two sites on which it previously conducted business. The ultimate cost to the Company for site remediation and monitoring on these sites cannot be predicted with certainty due to the unknown magnitude of the contamination, the varying costs of alternative clean-up methods, the clean-up time frame possibilities, the evolving nature of remediation technologies and governmental regulations and the inability to determine its share of multi-party obligations or the extent to which contributions will be available from the other parties, including insurance carriers.

Cost Reductions Expected from the Arrangement and Other Capital Expenditures
----------------------------------------------------------------------------
Following the Company's acquisition of a majority interest in Harmac in February 1998, a number of steps have been taken to reduce Harmac's operating costs. Acquisition of the remaining minority interest in Harmac is expected to result in additional administrative and marketing efficiencies. Moreover, the Company has made and will continue to make capital expenditures in both its lumber and pulp operations which it expects to generate cost savings. Although the Company's management is experienced in achieving cost reductions and operating efficiencies, there can be no assurance that any specified level of cost savings will be fully achieved or will be achieved within the time periods contemplated.

Costs of Acquiring Harmac Shares and Redeeming the Harmac Debentures and the Company's Leverage
----------------------------------------------------------------------------
The Company financed the cash requirements for the purchase of the remaining minority interest in Harmac and the redemption of Harmac's outstanding 8% convertible unsecured subordinated debentures and related fees and expenses through the use of existing cash, cash equivalents and a portion of the proceeds from the sale and leaseback of the Halsey pulp mill. As a result of the new borrowings, the Company's long-term debt as a percentage of total capitalization at September 30, 1999, is temporarily higher than in recent years. After redemption of Harmac's debentures and issuance of approximately 1.5 million shares of the Company's common stock in November 1999, the Company's long-term debt as a percentage of total capitalization will be closer to historical levels. While the Company's leverage level is not unusual for the forest products and pulp industries, such leverage increases its financial risk by (i) potentially increasing the cost of additional financing for working capital, capital expenditures and other purposes, and (ii) increasing the amount of cash flow dedicated to the payment of interest and principal.

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption "Derivative Financial Instruments" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

     4.4 Participation Agreement dated as of September 15, 1999 among the Company, SELCO Service Corporation, the Note Purchasers named therein, Wilmington Trust Company and First Security Bank, National Association.

     4.5 Facility Lease between the Company and Wilmington Trust Company dated September 30, 1999.

     11.1   Statement showing computation of per share earnings.

     27.1   Financial Data Schedule.

The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the three months ended September 30, 1999.

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


                                           POPE & TALBOT, INC.
                                      -----------------------------
                                               Registrant



Date: November 2, 1999                      /s/ MARIA M. POPE
                                      -----------------------------
                                              Maria M. Pope
                                            Vice President and
                                          Chief Financial Officer