Form 10-K
period 1999-12-31
POPE & TALBOT INC /DE/
filed 2000-03-22
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________.

                          Commission File Number 1-7852

                               POPE & TALBOT, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                 94-0777139
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
             or organization)

1500 SW 1st Avenue, Portland, Oregon                          97201
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (503) 228-9161

Securities registered pursuant to Section 12(b) of the Act:


                                       Name of each Exchange
Title of each class                    on which registered
------------------------------------------------------------------------------
Common Stock, par value $1.00          New York Stock Exchange,
                                          Pacific Stock Exchange

Rights to purchase Series A Junior     New York Stock Exchange,
   Participating Cumulative               Pacific Stock Exchange
   Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate market value of voting stock held by nonaffiliates of the registrant is $262,663,771 as of March 13, 2000 ($19.00 per share).

                         14,553,448
(Number of shares of common stock outstanding as of March 13, 2000)

Part I and Part II incorporate specified information by reference from the annual report to shareholders for the year ended December 31, 1999. Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders to be held on April 27, 2000.

                                     PART I

         This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words "believes," "expects," and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may differ materially from such forward looking statements. Such risks and uncertainties include those set forth under "Factors That May Affect Future Results" in the Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1999. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents the Company files from time to time with the Securities and Exchange Commission, particularly its Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS

INTRODUCTION

         Pope & Talbot, Inc. (the Company) is engaged principally in the wood products and pulp products businesses. Wood products accounted for 51 percent of the Company's 1999 revenues of $486.9 million and pulp products accounted for 49 percent. The Company's wood products business involves the manufacture and sale of standardized and specialty lumber and wood chips. In its pulp products business, the Company manufactures and sells bleached kraft pulp for newsprint, tissue and high-grade coated and uncoated paper. On November 8, 1999, the Company acquired the remaining minority interest in Harmac Pacific Inc. (Harmac). Through a number of purchases in 1997 and 1998, the Company previously acquired a 60 percent ownership interest in Harmac. The Harmac acquisition was accounted for as a step purchase transaction, and the results of operations of Harmac have been included in the consolidated financial statements from February 2, 1998. Harmac, which was publicly traded on the Toronto, Vancouver and Montreal stock exchanges, operates a pulp mill located on the East Coast of Vancouver Island at Nanaimo, British Columbia, Canada.

         Until the sale of the tissue business in March 1998, the Company produced a line of private label consumer tissue products including towels, napkins, bathroom tissue and facial tissue. Also, until the February 1996 sale of the diaper business, the Company produced disposable diaper products. These products were sold under private and controlled labels. The tissue business results for 1998 and 1997 were shown as discontinued tissue operations. Revenues from these operations were $8.3 million in 1998, $136.2 million in 1997 and $133.6 million in 1996.

         For further information regarding the Company's discontinued operations, see Note 11 of "Notes to Consolidated Financial Statements" in the Company's 1999 Annual Report to Shareholders.

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

         Since the mid-1980s, the Company has reduced its dependency on timber from the Pacific Northwest, where environmental concerns have sharply restricted the availability of and increased the cost of public timber. At the same time, the Company has increased its operations in regions presently having more stable timber supplies, specifically in British Columbia and the Black Hills region of South Dakota and Wyoming. In 1985, the Company distributed its timber and land development properties in the State of Washington to its shareholders through interests in a newly formed master limited partnership. In 1989, the Company sold its Oregon sawmill, and the Company has since sold its remaining Oregon timberlands. In 1992, the Company acquired a sawmill in Castlegar, British Columbia and related timber cutting rights. At the end of 1995, the Company permanently closed its Port Gamble, Washington sawmill. The Company currently operates five sawmills.

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

WOOD PRODUCTS BUSINESS

         The Company's wood products business involves the manufacture and sale of boards and dimension lumber. Wood chips and other similar materials obtained as a by-product of the Company's lumber operations are also sold. During the last three years, revenues from lumber sales were approximately 85 percent or more of total wood products revenues with the balance of revenues from the sale of logs and wood chips. The principal sources of raw material for the Company's wood products operations are timber obtained through long-term cutting licenses on public lands, logs purchased on open log markets, timber offered for sale via competitive bidding by federal agencies and timber purchased under long-term contracts to cut timber on private lands.

         Approximately 75 percent of the Company's current lumber capacity is located in British Columbia, Canada and 25 percent in the Black Hills region of South Dakota and Wyoming. In Canada, timber requirements are obtained primarily from the Provincial Government of British Columbia under long-term timber harvesting licenses which allow the Company to remove timber from defined areas annually on a sustained yield basis. The Provincial Government of British Columbia has the authority to modify prices and harvest volumes at any time. Under the provincial stumpage pricing formula, wood costs are based on a relationship to end-product prices. Approximately 20 to 25 percent of the Company's Canadian log requirements are satisfied through open market log purchases. In the Black Hills, the Company obtains its timber from various public and private sources under long-term timber harvesting contracts in addition to buying logs on open markets. Under these Black Hills contracts, prices are subject to periodic adjustment based upon formulas set forth therein.

         The Provincial Government of British Columbia's Commission of Resources and Environment issued the Kootenay Boundary Land Use Plan in 1997. This land use plan set aside several new wilderness areas. Although no assurances can be given, management believes that in the near-term, timber supplies for the Company's Canadian sawmills should be relatively stable. The Company has in place reforestation practices designed to sustain and enhance timber supplies in the long-term to mitigate the adverse effects of forest restrictions.

         The British Columbia government has also implemented its Forest Practices Code (Code). This Code sets strict standards for logging activities and reforestation responsibilities. Requirements under this Code were phased in beginning in 1996, with full implementation completed in 1998. The Code could ultimately have a long-term unfavorable impact on the Company's timber harvest volumes.

         During 1996, U.S. and Canadian trade negotiators reached an agreement establishing volume quotas on Canadian softwood lumber shipments to the U.S. Based on this agreement, as amended by Canada and the United States on August 26, 1999, Canadian lumber producers in certain provinces are assigned quotas of lumber volumes which may be shipped to the U.S. tariff-free. Revisions to quotas of lumber volumes and related tariffs since the implementation of the Softwood Lumber Agreement have increased tariff fees paid to the Government of Canada and/or reduced production (by increasing downtime) at the Company's British Columbia sawmills. Because of the Softwood Lumber Agreements, the Company took several shutdowns during 1999, 1998 and 1997. The Company continually evaluates the need for temporary shutdowns in balancing the economics of the Softwood Lumber Agreement, sales prices and production costs.

         MARKETING AND DISTRIBUTION. The Company's lumber products are sold primarily to wholesale distributors. Wood chips produced by the Company's sawmills are sold to manufacturers of pulp and paper in the U.S. and Canada. Logs not suitable for consumption in the Company's sawmills are sold to other U.S. and Canadian forest products companies.

         Marketing of the Company's wood products is centralized in its Portland, Oregon office. Although the Company does not have distribution facilities at the retail level, the Company does utilize several reload facilities around the U.S. to assist in moving the product closer to the customer. The Company sold wood products to numerous customers during 1999, the ten largest of which accounted for approximately 44 percent of total wood products sales.

         BACKLOG. The Company maintains a minimal finished goods inventory of wood products. At December 31, 1999 orders were approximately $5.4 million compared with approximately $5.1 million at December 31, 1998. This backlog represented an order file for the Company which generally would be shipped within one to two months.

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

         For further information regarding amounts of revenue, operating profit and other financial information attributable to the wood products business, see
Note 13 of "Notes to Consolidated Financial Statements" in the Company's 1999 Annual Report to Shareholders.

PULP PRODUCTS BUSINESS

         The Company owns a pulp mill located in Halsey, Oregon (the Halsey mill) and a pulp mill in Nanaimo, British Columbia (the Harmac mill). The Halsey mill, with a capacity of approximately 180,000 metric tons, produces bleached kraft pulp which is sold in various forms to printing and writing paper, tissue and newsprint manufacturers in the Pacific Northwest and on the open market. In conjunction with the fiber acquisition program for the Halsey pulp mill, the Company brokers wood chips for sale primarily into the export market. The Harmac mill supplies pulp to all sectors of the paper market, for products ranging from newsprint and tissue to high-grade coated and uncoated paper.

         With a current annual capacity of 390,000 metric tons, the Harmac mill is one of the largest producers of market pulp in Canada. The Harmac mill produced 370,800 metric tons of pulp in 1999, and 354,400 metric tons in 1998, of which 325,100 metric tons were produced in the period subsequent to February 2, 1998. The Harmac mill manufactures a wide range of high-quality kraft pulp made from custom blends of western hemlock, balsam, western red cedar and Douglas fir. The Harmac mill's products are marketed globally through sales offices in Portland, Oregon and Brussels, Belgium and through agency sales offices around the world.

         The Company has a long-term fiber supply agreement for the Harmac mill with Weyerhaeuser Company Limited (Weyerhaeuser) that provides for 1.7 million cubic meters of fiber per year through 2019. Under this contract, fiber is purchased at market, or at prices determined under a formula intended to reflect fair market value of the fiber and which takes into account the net sales value of pulp sold by Harmac. To run the Harmac mill at full capacity, additional fiber is required to supplement the base supply from Weyerhaeuser.

         Weyerhaeuser has agreed that it will supply, in addition to the minimum volumes to which it is committed under the Chip and Pulp Log Supply Agreement, the fiber required to fulfill the balance of the Harmac mill's operating requirements, provided that such fiber is available in the market without detriment to Weyerhaeuser's own operations. In addition, the Company has entered into arrangements with other independent fiber suppliers to provide pulp fiber incremental to that provided by Weyerhaeuser. Finally, improved utilization and recovery of available raw materials, through means such as the chip conditioning system completed in 1998, will help to ensure that adequate fiber is available. To a very limited degree, the Harmac mill also acquires wood chips from the Company's Canadian sawmills.

         The Company has an agreement with Grays Harbor Paper L.P. (Grays Harbor), under which the Halsey mill supplies pulp to the Grays Harbor writing grade paper mill. Grays Harbor purchased approximately 66,000 metric tons, 60,000 metric tons and 89,000 metric tons of pulp from the Company in 1999, 1998 and 1997, respectively. All output from the paper mill is sold to Weyerhaeuser. In the event that the paper mill's sales to its customer are adversely impacted for any reason, sales of the Company's pulp may be adversely impacted. A significant portion of the pulp sold to the paper mill is produced from sawdust, which has historically been less expensive than softwood and hardwood chips. In 1997, pricing for pulp sold to Grays Harbor was computed using a formula based on prices for white paper. In late 1997, the Company and Grays Harbor modified their pulp supply contract. The modified contract, which became effective January 1, 1998, changed the pulp pricing formula so that pulp prices are based on southern mixed (U.S.) bleached hardwood kraft prices rather than white paper prices. The Company believes that over the longer-term, pulp pricing under the new formula will be comparable to that under the previous pricing formula.

         The availability of softwood fiber (wood chips and sawdust), particularly in the quantities necessary to support world-scale pulp facilities, fluctuates in the Pacific Northwest. The

Company had access to more than adequate supplies of fiber during 1999. Substantially all of the Company's wood chip and sawdust requirements for the Halsey pulp mill are satisfied through purchases by the Company from third parties. The Company has long-term chip supply contracts with sawmills in the Pacific Northwest. To provide an adequate supply of wood fiber for the mill, the Company has expanded its capability of using sawdust as a raw material for a significant portion of the production. Additionally, the Company continues to use an expanded geographic base to maintain an adequate supply of chips for the approximately 30 to 40 percent of the pulp mill's production which remains based on softwood chips. The Company believes that, based on existing wood chip and sawdust availability both within the Willamette Valley region of Oregon and from other sources, fiber resources will be adequate for the Company's requirements at the Halsey pulp mill in the foreseeable future.

         MARKETING AND DISTRIBUTION. The Company utilizes its own sales force and pulp brokers to sell its pulp products to paper manufacturers worldwide. In 1999, approximately 50 percent of the pulp segment's sales volume was shipped to Europe, 20 percent to North America and 30 percent to Japan and other Pacific Rim countries. Sales in 1999 to Grays Harbor represented 11 percent of pulp revenues and the remaining nine largest pulp customers accounted for an additional 49 percent of pulp revenues.

         In 1999, approximately 57 percent of pulp products were sold to customers at market prices under long-term or "evergreen" contracts, renewable each year. The balance of the mills' pulp is sold on a spot basis. By establishing and maintaining long-term contractual relationships, the Company is better able to forecast and regulate production than would be the case if it relied entirely on the spot markets.

         BACKLOG. The Company's pulp customers either enter into contracts for periods of one to three years or purchase products without obligation for future purchases. The contractual customers provide the Company with annual estimates of their requirements, followed by periodic orders based on more definitive information. As of December 31, 1999, the Company's backlog of orders believed to be firm for both contractual and non-contractual customers was $77.5 million compared with $37.9 million at December 31, 1998. The increase in the total backlog of orders was due to a 37 percent increase in selling prices and a 49 percent increase in order volumes. The backlog of pulp orders at year-end represents orders which will be filled in the first quarter of the following year.

         COMPETITION. The pulp industry is highly competitive, with a substantial number of competitors having extensive financial resources, manufacturing expertise and sales and distribution organizations, many of which are larger than the Company, but none of which is believed to be dominant. Canada and the Nordic countries produce substantially more market pulp than they consume, with the surplus being sold in Western Europe, the United States and Japan and other Asian countries. Canada, Finland, Norway and Sweden are the principal suppliers of northern bleached softwood kraft pulp to world markets. The United States is a large exporter of hardwood and southern softwood pulp, as well as a significant importer of northern bleached softwood kraft pulp. Latin America also exports both hardwood and softwood pulp.

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

         For further information regarding amounts of revenue, operating profit and loss and other financial information attributable to the pulp products business, see Note 13 of "Notes to Consolidated Financial Statements" in the Company's 1999 Annual Report to Shareholders.

ENVIRONMENTAL MATTERS

         The Company is subject to federal, state, provincial and local air, water and land pollution control, solid and hazardous waste management, disposal and remediation laws and regulations in all areas where it has operations. Compliance with these laws and regulations generally requires operating costs as well as capital expenditures. It is difficult to estimate the costs related solely to environmental matters of many capital projects which have been completed in the past or which may be required in the future. Changes required to comply with environmental standards will affect other areas such as facility life and capacity, production costs, changes in raw material requirements and costs and product value. In April 1998, the Environmental Protection Agency
(EPA) published regulations establishing standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act. These regulations are collectively referred to as the "Cluster Rules." The Company's exposure to these regulations relates to the Company's Halsey pulp mill. The capital costs to comply with these new regulations at the Halsey mill are anticipated to be $35 million, with compliance required by the first quarter of 2001. The required upgrade of the Halsey mill is underway and is expected to be completed by the end of 2000. Approximately $8.2 million of costs related to this project have been incurred through December 31, 1999. Other environmental expenditures anticipated in the year 2000 are not material.

         Based on its understanding of future environmental compliance standards, the Company's expenditures for such purposes, with the exception of expenditures related to Cluster Rule compliance, are currently estimated to not be significant in 2000. However, the ultimate outcome of future compliance is uncertain due to various factors such as the interpretation of environmental laws, potential introduction of new environmental laws and evolving technologies.

         The preservation of old-growth forests and wildlife habitat has affected and may continue to affect the amount and cost of timber obtainable from public agencies in Oregon and Western Washington. The Halsey pulp mill has been affected by the decrease in timber availability since its primary raw materials, wood chips and sawdust, are by-products of the lumber manufacturing process.

         In British Columbia, the Company's forest resources and related logging activities and reforestation responsibilities have been affected by governmental actions over the past several years. Refer to "Wood Products Business" for the discussion on the impact of the Provincial Government of British Columbia's Commission of Resources and Environment and the Forest Practices Code.

         The major environmental issues for pulp producers in coastal British Columbia are the management of wastewater, air emissions and solid waste in compliance with the extensive body of applicable environmental protection laws and regulations. Harmac has in place a comprehensive environmental management program, comprising modern pollution abatement and control technologies, detailed operating procedures and practices, early warning systems, scheduled equipment inspections and emergency response planning. Regular independent audits ensure that the environmental program is being implemented effectively and that all regulated requirements are being met.

         Current legislation requires all pulp mills in British Columbia to eliminate the discharge of chlorinated organic compounds by December 31, 2002. Currently, the cost of available technology to eliminate all chlorinated organic compounds at kraft pulp mills is prohibitive. The British Columbia government, industry and other stakeholders are engaged in discussion to resolve this issue. If the current legislation is not amended, substantially all of the chemical pulp mills in British Columbia would likely be required to be closed, which would have a material adverse affect on the Company.

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

EMPLOYEES

         At December 31, 1999, the Company employed 2067 employees of whom 1646 were paid on an hourly basis and a majority of which were members of various labor unions. Approximately 60 percent of the Company's employees were associated with the Company's wood products business, 37 percent were associated with the Company's pulp business and 3 percent were corporate management, marketing and administration personnel.

GEOGRAPHIC AREAS

         For information regarding the Company's revenues and long-lived assets by geographic area, see Note 13 of "Notes to Consolidated Financial Statements" in the Company's 1999 Annual Report to Shareholders.

ITEM 2. PROPERTIES

         The Company leases 38,000 square feet of office space in Portland, Oregon for its corporate administrative and sales functions.

WOOD PRODUCTS PROPERTIES

         The following tabulation briefly states the location, character, capacity and 1999 production of the Company's lumber mills:


-------------------------------------------------------------------------------------------------------------------
                                                     Estimated Annual                1999
        Location                                       Capacity (3)              Production(3)
        ---------------------------------------- -------------------------- ------------------------
        Spearfish, South Dakota                     115,000,000 bd. ft.(1)      113,000,000 bd. ft.
        Newcastle, Wyoming                           35,000,000 bd. ft.(1)       32,000,000 bd. ft.
        Grand Forks, British Columbia                85,000,000 bd. ft.(2)       72,000,000 bd. ft.
        Midway, British Columbia                    155,000,000 bd. ft.(2)      153,000,000 bd. ft.
        Castlegar, British Columbia                 220,000,000 bd. ft.(2)      208,000,000 bd. ft.

-------------------------------------------------------------------------------------------------------------------


         (1) Based on operating two shifts, five days per week for the Spearfish, South Dakota lumber mill and one shift, five days per week for the Newcastle, Wyoming lumber mill.

         (2) Based on operating two shifts, five days per week for the Midway and Castlegar, British Columbia mills and one shift, five days per week for the Grand Forks, British Columbia mill. These capacities reflect reduced operations resulting from tariffs under the 1996 Softwood Lumber Agreement.

         (3) Wood chips are produced as a result of the operation of the Company's lumber mills. It is estimated that the aggregate annual capacity for such production is 300,000 bone-dry units. In 1999, 295,000 bone dry units were produced.

     The Company believes that its wood products manufacturing facilities are adequate and suitable for current operations. The Company owns all of its wood products manufacturing facilities.

PULP PRODUCTS PROPERTIES

         The Company owns a bleached kraft pulp mill near Halsey, Oregon. In 1999, 181,000 metric tons of pulp were produced, which approximated full capacity for the mill. Other than future mill modifications required by the EPA's "Cluster Rules," as described previously in "Environmental Matters," the Company believes that its Halsey pulp facility is adequate and suitable for current operations.

         The Harmac pulp mill is located on a site owned by the Company in Nanaimo on the east coast of Vancouver Island in British Columbia. The Harmac pulp mill has an annual capacity of 390,000 metric tons of NBSK pulp and produced 371,000 metric tons in 1999.

ITEM 3. LEGAL PROCEEDINGS

         The Oregon Department of Environmental Quality (ODEQ), based on detection of possible creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company requires further action. Accordingly, the Company and the local governmental owner agreed in a Consent Order with ODEQ to investigate the site and determine an appropriate remedy. The Company is currently participating in the investigation phase of this site with remediation and monitoring to occur over an extended future time period. Based on preliminary findings, the Company has established a reserve in the amount of $6.1 million representing the low end of the range of estimated future remediation and monitoring costs at this site. Factors outside the Company's control could cause the costs to be substantially greater.

         The Washington Department of Ecology (WDOE) requested that the Company undertake an assessment to determine whether and to what extent the Company's former mill site at Port Gamble, Washington may be contaminated. Further, WDOE requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. These activities were completed during 1999. Future regulatory developments and investigation findings regarding sediments may indicate remediation will be necessary. Based on preliminary findings, the Company has established a reserve in the amount of $2.6 million representing the low end of the range of estimated future remediation and monitoring costs at this site. Factors outside the Company's control could cause the costs to be substantially greater.

         The Company has tendered the defense of the above environmental claims to a number of insurance carriers which issued comprehensive general liability policies to the Company from 1959 to 1985. In 1995, the Company filed a declaratory judgment action to obtain a decision that the insurance carriers were obligated to defend the Company and indemnify it for any environmental liabilities incurred as a result of certain operations of the Company during that period. The Company expects that the case will be tried, if necessary in the year 2001. The Company has concluded settlements with several insurance carriers and is engaged in settlement discussions with other insurance carriers. If it is determined that the insurance carriers are obligated to pay the Company's defense and indemnity claims, there are more than sufficient policy limits available to meet the Company's estimated liabilities. The Company believes recovery under these policies is probable and has recorded receivables in amounts it has deemed highly probably of realization.

         In March 1999, the Company filed a claim under Chapter 11 of the North American Free Trade Agreement (NAFTA) against the Canadian Federal Government. The complaint arises from the Company's assertion that its duty-free export quota under the Canada/U.S. Softwood Lumber Agreement was unfairly allocated and then reduced after the agreement came into effect. The NAFTA contains a special process that permits NAFTA investors who have been harmed by government actions which are inconsistent with the provisions of NAFTA's Investment Chapter to seek compensation before an impartial international arbitration panel. An international arbitration panel has been appointed to hear this claim but there can be no assurance as to when the claim will be resolved.

         The Internal Revenue Service (IRS) has assessed the Company additional tax of approximately $5.3 million pertaining to transactions between the Company and one of its Canadian subsidiaries during it 1993 tax year. The Company has filed a petition with the Tax Court to challenge the IRS's assessment. The Company has negotiated a tentative settlement with the IRS on this issue for 1993 and certain subsequent tax years and has established a reserve for the amount. While a settlement has been negotiated with the IRS, the settlement has not been finally approved or accepted on behalf of the IRS.

         The Company is also a party to legal proceedings and environmental matters generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to many variables and cannot be predicted with any degree of certainty, the Company presently believes that the ultimate outcome resulting from these proceedings and matters would not have a material effect on the Company's current financial position or liquidity; however, in any given future reporting period such proceedings or matters could have a material effect on results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Not applicable.

         EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

         In addition to the executive officers who are also directors of the Company, the following executive officers are not directors:

         Abram Friesen, age 57, has been Vice President - Division Manager, Wood Products since February 1996. From 1987 to 1996, Mr. Friesen was President of Pope & Talbot Ltd., a wholly-owned subsidiary of the Company.

         Maria M. Pope, age 35, has been Vice President, Chief Financial Officer and Secretary since May 1999. From April 1998 to May 1999, Ms. Pope was the Company's Treasurer and Secretary. Prior to becoming Secretary and Treasurer, Ms. Pope was Planning and Budgeting Manager for the Company upon joining the Company in 1995. Ms. Pope previously worked for Levi Strauss & Co. and Morgan Stanley & Co., Inc. Ms. Pope is the daughter of Peter T. Pope, Chairman of the Board of the Company.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

         Pope & Talbot, Inc. common stock is traded on the New York and Pacific stock exchanges under the symbol POP. The number of registered shareholders at year-end 1999 and 1998 were 1,049 and 952, respectively. Additional information required by Item 5 of Part II is presented in the table entitled "Quarterly Financial Information" on page 30 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         Information required by Item 6 of Part II is presented in the table entitled "Five Year Summary of Selected Financial Data" on page 29 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 of Part II is presented on pages 9 through 15 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 7a of Part II is presented on pages 21 and 23 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 of Part II is presented on pages 15 through 28 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference. Additionally, the required supplementary quarterly financial information is presented on page 30 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information required by Item 10 of Part III is presented on page 11 as a separate item entitled "Executive Officers of the Registrant Who are Not Directors" in Part I of this Report on Form 10-K and under the items entitled "Certain Information Regarding Directors and Officers" and "Section 16(a) - Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 27, 2000. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 of Part III is presented under the items entitled "Director Remuneration" and "Executive Compensation and Other Information" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 27, 2000. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 of Part III is presented under the items entitled "Security Ownership of Management" and "Beneficial Ownership of Over 5% of Pope & Talbot Common Stock" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 27, 2000. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)        FINANCIAL STATEMENTS


                                                                                 Annual Report to
                                                                                   Shareholders
        ---------------------------------------------------------------------- ----------------------
        Report of Independent Public Accountants                                                  15
        Consolidated balance sheets at December 31, 1999                                          16
            and 1998
        Consolidated statements of income for each of the three years in the                      17
            period ended December 31, 1999
        Consolidated statements of stockholders' equity for                                       18
            each of the three years in the period ended
            December 31, 1999
        Consolidated statements of cash flows for each of the three years in                      19
            the period ended December 31, 1999
        Notes to consolidated financial statements                                             20-28


         The consolidated financial statements listed above are included in the Annual Report to Shareholders of Pope & Talbot, Inc. for the year ended December 31, 1999. With the exception of the items referred to in Items 1, 5, 6, 7, 7a and 8, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this report.

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

4.3. Participation Agreement dated as of September 15, 1999 among the Company, SELCO Service Corporation, the Note Purchasers named therein, Wilmington Trust Company and First Security Bank, National Association. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

4.4. Facility Lease between the Company and Wilmington Trust Company dated September 30, 1999. (Incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

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

10.1.9. Employment Agreement with Ralph Leverton, dated November 30, 1998. (Incorporated herein by reference to Exhibit 10.1.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.1.10.Separation Agreement with Ralph Leverton dated August 31, 1999.

10.1.11 Split Dollar Life Insurance Agreement between the Company and Maria M. Pope, as trustee of the Pope Grandchildren's Trust, dated December 21, 1999.

10.2. Lease agreement between the Company and Pope Resources, dated December 20, 1985, for Port Gamble, Washington sawmill site. (Incorporated herein by reference to exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

10.3. Lease agreement between the Company and Shenandoah Development Group, Ltd., dated March 14, 1998, for Atlanta diaper mill site as amended September 1, 1988 and August 30, 1989. (Incorporated herein by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

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

13.1. Portions of the Annual Report to Shareholders for the year ended December 31, 1999 which have been incorporated by reference in this report.

21.1.    List of subsidiaries.

23.1.    Consent of Arthur Andersen LLP.

23.2.    Consent of PricewaterhouseCoopers LLP.

27.1.    Financial Data Schedule.

99.1.    Report of PricewaterhouseCoopers LLP.

         The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the three months ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 20th day of March, 2000.

                                         POPE & TALBOT, INC.

                                         By:   \s\Peter T. Pope
                                            ------------------------------------
                                            Peter T. Pope, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 2000, by the following persons on behalf of the registrant and in the capacities indicated.


\s\Peter T. Pope                                  Chairman of the Board
---------------------------------------------     -------------------------------------------
Peter T. Pope

                                                  President, Director and
\s\Michael Flannery                               Chief Executive Officer
---------------------------------------------     -------------------------------------------
Michael Flannery

\s\Gordon P. Andrews                              Director
---------------------------------------------     -------------------------------------------
Gordon P. Andrews

\s\Hamilton W. Budge                              Director
---------------------------------------------     -------------------------------------------
Hamilton W. Budge

\s\Charles Crocker                                Director
---------------------------------------------     -------------------------------------------
Charles Crocker

\s\Lionel G. Dodd                                 Director
---------------------------------------------     -------------------------------------------
Lionel G. Dodd

\s\Kenneth G. Hanna                               Director
---------------------------------------------     -------------------------------------------
Kenneth G. Hanna

\s\Robert Stevens Miller, Jr.                     Director
---------------------------------------------     -------------------------------------------
Robert Stevens Miller, Jr.

\s\Brooks Walker, Jr.                             Director
---------------------------------------------     -------------------------------------------
Brooks Walker, Jr.

                                                  Vice President and
\s\Maria M. Pope                                  Chief Financial Officer
---------------------------------------------     -------------------------------------------
Maria M. Pope

\s\Gerald L. Brickey                              Financial Controller
---------------------------------------------     -------------------------------------------
Gerald L. Brickey
