Form 10-Q
period 2000-03-31
POPE & TALBOT INC /DE/
filed 2000-05-15
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 1-7852

                               POPE & TALBOT, INC.

          DELAWARE                                         94-0777139
--------------------------------                  ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

1500 S.W. 1ST AVE., PORTLAND, OREGON                       97201
----------------------------------------          ------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:        (503) 228-9161
                                                  -----------------------------


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

       Common stock, $1 par value - 14,575,648 shares as of April 30, 2000

PART I.         FINANCIAL INFORMATION


                                                                                                  PAGE NO.
                                                                                                  --------
         ITEM 1.      Financial Statements:

              Condensed Consolidated Balance Sheets -
                March 31, 2000 and December 31, 1999                                                    3

              Consolidated Statements of Income -
                Three Months Ended March 31, 2000 and 1999                                              4

              Condensed Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2000 and 1999                                              5

              Notes to Condensed Consolidated Financial Statements                                      6


         ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                     8

         ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk                       14


PART II.      OTHER INFORMATION

         ITEM 1.      Legal Proceedings                                                                 *

         ITEM 2.      Changes in Securities and Use of Proceeds                                         *

         ITEM 3.      Defaults Upon Senior Securities                                                   *

         ITEM 4.      Submission of Matters to a Vote of Security Holders                               *

         ITEM 5.      Other Information                                                                 *

         ITEM 6.      Exhibits and Reports on Form 8-K                                                 14

         SIGNATURES                                                                                    15


*Omitted since no answer is called for, answer is in the negative or inapplicable.

Part I. Financial Information
ITEM 1. Financial Statements

                               POPE & TALBOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                    March 31,         December 31,
                                                                      2000                1999
                                                                ---------------     ----------------
ASSETS
Current assets
       Cash and cash equivalents                                      $ 13,556             $ 22,719
       Short-term investments                                           13,781               10,649
       Accounts receivable                                              74,930               74,099
       Inventories                                                      87,025               84,466
       Prepaid expenses                                                 12,719               10,866
                                                                ---------------     ----------------
              Total current assets                                     202,011              202,799
Properties
       Plant and equipment                                             469,544              457,537
       Accumulated depreciation                                       (240,215)            (232,129)
                                                                ---------------     ----------------
                                                                       229,329              225,408
       Land and timber cutting rights                                    8,656                8,759
                                                                ---------------     ----------------
              Total properties                                         237,985              234,167
Other assets
       Deferred income tax assets, net                                  14,735               19,448
       Other                                                            12,081               13,792
                                                                ---------------     ----------------
              Total other assets                                        26,816               33,240
                                                                ---------------     ----------------
                                                                     $ 466,812            $ 470,206
                                                                ===============     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Short-term borrowings                                          $ 13,780             $ 11,059
       Current portion of long-term debt                                 3,121                4,024
       Accounts payable                                                 32,468               29,305
       Accrued payroll and related taxes                                17,885               18,727
       Other accrued liabilities                                        17,606               32,101
                                                                ---------------     ----------------
              Total current liabilities                                 84,860               95,216
Long-term liabilities
       Long-term debt, net of current portion                          145,608              147,038
       Other long-term liabilities                                      42,728               41,851
                                                                ---------------     ----------------
              Total long-term liabilities                              188,336              188,889
Stockholders' equity
       Preferred stock                                                      --                   --
       Common stock                                                     15,457               15,451
       Additional paid-in capital                                       48,135               48,596
       Retained earnings                                               155,685              147,893
       Cumulative translation adjustment                               (11,513)             (11,149)
       Common stock held in treasury, at cost                          (14,148)             (14,690)
                                                                ---------------     ----------------
              Total stockholders' equity                               193,616              186,101
                                                                ---------------     ----------------
                                                                     $ 466,812            $ 470,206
                                                                ===============     ================


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                               POPE & TALBOT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)


                                                                              Three months ended
                                                                                    March 31,
                                                                     --------------------------------------
                                                                           2000                  1999
                                                                     ----------------      ----------------
Revenues:
     Wood products                                                          $ 58,531              $ 56,403
     Pulp products                                                            81,787                52,802
                                                                     ----------------      ----------------
        Total                                                                140,318               109,205
Costs and expenses:
     Cost of sales:
        Wood products                                                         49,978                48,345
        Pulp products                                                         64,941                58,086
     Selling, general and administrative                                       6,976                 5,607
     Interest, net                                                             2,479                 2,414
                                                                     ----------------      ----------------
        Total                                                                124,374               114,452
Income (loss) before income taxes and
  minority interest                                                           15,944                (5,247)
Income tax provision (benefit)                                                 6,551                (1,596)
                                                                     ----------------      ----------------
Income (loss) before minority interest                                         9,393                (3,651)
Minority interest in subsidiary net loss,
  net of income tax benefit                                                       --                (1,375)
                                                                     ----------------      ----------------
Net income (loss)                                                           $  9,393              $ (2,276)
                                                                     ================      ================

Per common share:
     Basic net income (loss)                                                $    .65              $   (.17)
                                                                     ================      ================
     Diluted net income (loss)                                              $    .64              $   (.17)
                                                                     ================      ================
Weighted average number of
common shares outstanding (000's)                                             14,536                13,481
                                                                     ================      ================


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                               POPE & TALBOT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                   Three months ended
                                                                       March 31,
                                                                 --------------------
                                                                   2000        1999
                                                                 --------    --------
Cash flow from operating activities:
     Net income (loss)                                           $  9,393    $ (2,276)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Depreciation and amortization                             8,574       8,220
          Minority interest in subsidiary loss                       --        (1,375)
          Changes in assets and liabilities:
               Accounts receivable                                   (831)     (8,301)
               Inventories                                         (2,559)      6,825
               Prepaid expenses and other assets                    1,025       1,992
               Accounts payable and accrued liabilities            (2,955)      4,174
               Current and deferred income taxes                   (4,483)     (3,011)
               Other liabilities                                      950         572
                                                                 --------    --------
          Net cash provided by operating activities                 9,114       6,820

Cash flow from investing activities:
     Purchases of short-term investments                           (9,140)     (3,306)
     Proceeds from maturities of short-term investments             6,008       8,234
     Capital expenditures                                         (13,987)     (4,920)
     Proceeds from sale of other properties                             6           3
                                                                 --------    --------
          Net cash (used for) provided by investing activities    (17,113)         11

Cash flow from financing activities:
     Net increase (decrease) in short-term borrowings               2,721        (968)
     Reduction of long-term debt, including current portion        (2,333)       (136)
     Proceeds from issuance of treasury stock                          49        --
     Cash dividends                                                (1,601)     (2,561)
                                                                 --------    --------
          Net cash used for financing activities                   (1,164)     (3,665)
                                                                 --------    --------

Increase (decrease) in cash and cash equivalents                   (9,163)      3,166

Cash and cash equivalents at beginning of period                   22,719      27,473
                                                                 --------    --------

Cash and cash equivalents at end of period                       $ 13,556    $ 30,639
                                                                 ========    ========


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                               POPE & TALBOT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flow activity required under generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting of only normal accruals) necessary for a fair presentation of results have been made, and the Company believes such presentation is adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Accounting Change

     Effective January 1, 2000, the Company changed the method for valuation of fiber in wood chip and pulp inventories of the Harmac pulp operations from the FIFO method to the LIFO method. The Company made this change to conform Harmac's method of valuing fiber inventories with its other pulp manufacturing facility. The impact of this change was an increase in cost of sales and corresponding decrease in pre-tax operating earnings of approximately $350,000, or $.01 per diluted share. The cumulative effect of this change to the LIFO method on operating results as of the beginning of 2000 has not been presented, as the effect is not readily determinable.

3.   Earnings Per Share

     Certain Company stock options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than average market prices. Such stock options totaled 301,185 and 961,252 for the three months ended March 31, 2000 and 1999, respectively.

     Refer to Exhibit 11.1 of this filing for the computation of average common shares outstanding and earnings per average common share.

4.   Comprehensive income (loss) was as follows:


                                                      Three months ended
                                                          March 31,
                                                ----------------------------
                                                   2000               1999
                                                   ----               ----
Net income (loss)                               $  9,393           $(2,276)
Foreign currency translation adjustment             (364)            1,539
                                                ----------         ---------
Comprehensive income (loss)                     $  9,029           $  (737)
                                                ==========         =========


5.   Segment Information

     The Company classifies its business into two operating segments: wood products and pulp products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was as follows:



                                                            Three months ended
                                                                 March 31,
                                                    ------------------------------------
                                                        2000                  1999
Revenues:
       Wood products                                     $ 58,531              $ 56,403
       Pulp products                                       81,787                52,802
                                                    --------------        --------------
          Total operating segments                       $140,318              $109,205
                                                    ==============        ==============

Operating profit (loss):
       Wood products                                     $  6,590              $  6,522
       Pulp products                                       14,766                (7,002)
                                                    --------------        --------------
          Total operating segments                         21,356                  (480)
       Corporate                                           (2,933)               (2,353)
       Interest expense, net                               (2,479)               (2,414)
                                                    --------------        --------------
          Income (loss) before income
             taxes and minority interest                 $ 15,944              $ (5,247)
                                                    ==============        ==============



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

ITEM 2.

                               POPE & TALBOT, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Pope & Talbot, Inc.'s (the "Company's") net income in the first quarter of 2000 was $9.4 million, or $.64 per diluted share, compared with a loss of $2.3 million, or $.17 per diluted share, in the first quarter of 1999. Strong pulp markets and a significant increase in pulp prices were the primary reasons for the improved performance.

Total revenues were $140.3 million in the first quarter of 2000 compared with $109.2 million in the same period of 1999. Pulp products revenues were $81.8 million in the first quarter of 2000 compared with $52.8 million in the same period of 1999. Pulp sales totaled 150,924 metric tons in the first quarter of 2000, compared with 142,670 metric tons in the first quarter of 1999 and 137,544 metric tons in the fourth quarter of 1999. Average mill net pulp prices of $538 per metric ton in the first quarter of 2000 rose $169 per metric ton, or 46 percent, over the same period a year ago and $53 per metric ton, or 11 percent, from the fourth quarter of 1999.

Wood products revenues in the first quarter of 2000 totaled $58.5 million compared with $56.4 million in the same quarter of 1999 and $62.1 million in the fourth quarter of 1999. Average lumber prices of $360 per thousand board feet in the current quarter were up 4 percent compared with the first quarter of last year and flat with fourth quarter of 1999. Lumber sales volumes of 138 million board feet in the first quarter of 2000 were flat compared with the same period a year ago and down 5 percent from the fourth quarter of 1999. In anticipation of the end of the lumber import quota fiscal year on March 31, 2000, the Company curtailed production at one of its Canadian sawmills and increased inventory levels at the other mills to reduce quota costs at the highest tariff levels.

Cost of sales for pulp products was $64.9 million in the first quarter of 2000 compared with $58.1 million in the same period of 1999. Pulp production totaled 147,792 metric tons in the first quarter of 2000 compared with 142,600 metric tons in the same period last year and 128,266 in the fourth quarter of 1999. Production in the fourth quarter of 1999 was reduced by the impact of a planned 10-day maintenance shutdown at the Company's Halsey pulp mill. Average production costs per ton of pulp decreased in the first quarter of 2000 compared with the same quarter last year as production levels increased and fiber costs decreased. Usage of higher cost fiber from pulp grade logs was lower in the first quarter of 2000 due to the availability of residual wood chips from lumber producers at favorable prices.

Cost of sales for wood products in the first quarter of 2000 increased 3 percent compared with the first quarter of 1999 due primarily to higher log costs. The cost of the Canadian saw log inventory converted in the first quarter of 2000 was indexed under the British Columbia log pricing system to third quarter 1999 lumber sales prices, a cyclical peak in lumber sales prices. Lumber production totaled 166.0 million board feet in the first quarter of 2000 compared with
146.2 million board feet in the same period of last year and 136.5 million board feet in the fourth quarter of 1999.

Selling, general and administrative expenses for the first quarter of 2000 totaled $7.0 million compared with $5.6 million in the same period of 1999. Selling, general and administrative expenses in the first quarter of 2000 included higher costs related to employee incentive plans linked to the Company's financial performance and higher legal fees related to the Company's NAFTA claim against the Canadian Federal Government.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2000, operations generated cash of $9.1 million compared with $6.8 million in the first quarter of 1999. Income in the first quarter of 2000 before interest, taxes, depreciation and amortization ("EBITDA") was $27.0 million, compared with $5.4 million in the first quarter of 1999 and $20.7 million in the fourth quarter of 1999. In the first quarter of 2000, lumber inventories increased due to the Company's decision to build inventory in Canada rather than incur quota costs at the highest tariff levels, as the end of the import quota fiscal year was March 31, 2000. Payments of Canadian stumpage and income taxes reduced accrued liabilities and income taxes payable in the first quarter of 2000. In the first quarter of 1999, cash generated from reductions in raw material inventories was more than offset by an increase in accounts receivable, primarily the result of strong pulp sales volume in that quarter.

The Company invested approximately $14.0 million in capital projects in the first quarter of 2000 and estimates that total 2000 capital spending, excluding environmental-related capital costs at the Halsey pulp mill, will approximate $20.1 million. These capital projects will relate primarily to maintenance of existing operations with a limited number of relatively small, high-return projects. Costs to complete the chlorine dioxide capital project at the Halsey pulp mill are anticipated to be approximately $26.7 million in 2000, for total estimated capital spending in 2000 of $46.7 million.

In the first quarter of 2000, the Company consolidated its Canadian banking relationships to one bank and renegotiated its Canadian revolving credit agreements. The Company currently has a revolving credit and term loan facility with a Canadian bank, secured by certain inventory and accounts receivable. The agreement provides $75 million Canadian (approximately $52 million U.S.) of revolving credit renewable in March 2001. The Company had $13.8 million of borrowings under this agreement at March 31, 2000. The Company also has a $25 million revolving credit agreement with a domestic bank renewable in June 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

CYCLICAL OPERATING RESULTS AND PRODUCT PRICING
The Company's financial performance is principally dependent on the prices it receives for its products. Prices for the Company's products are highly cyclical and have fluctuated significantly in the past and may fluctuate significantly in the future. Pulp prices increased significantly in the first quarter of 2000 relative to the first quarter of 1999, while lumber prices reached a cyclical peak in the third quarter of 1999 and have declined since then. No assurance can be given as to the sustainability of the recent pulp price improvements.

The Company's financial performance is also dependent on the rate at which it utilizes its production capacity. When capacity utilization is reduced, its cost per unit of production increases and its profitability decreases.

The markets for the Company's products are highly cyclical and are characterized by periods of excess product supply due to many factors, including:

     -    additions to industry capacity;
     -    increased industry production;
     - periods of insufficient demand due to weak general economic activity or other causes; and
     -    inventory de-stocking by customers.

The Company's primary products are commodities, resulting in extreme price competition. The global demand for pulp has recently begun to exceed supply, and pulp prices have increased as a result. Prices for lumber have begun to decline as rising U.S. interest rates impact the rate of new housing starts. The Company's industries are capital-intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover marginal costs. This has also caused substantial price competition and volatility and caused the Company to recently generate net losses from continuing operations in its pulp operations segment. In the event of a recession, demand and prices are likely to drop substantially.

RISKS OF INTERNATIONAL BUSINESS
In general, the Company's sales are subject to the risks of international business, including:

     -    fluctuations in foreign currencies;
     - changes in the economic strength of the countries in which it does business;
     -    trade disputes;
     -    changes in regulatory requirements;
     -    tariffs and other barriers; and
     - quotas, duties, taxes and other charges or restrictions upon exportation and importation.

Since mid-1999, pulp prices have increased steadily as a result of strong paper demand and reduced world-wide pulp inventories. In contrast, the 1998 economic crisis in Asia softened demand for wood and pulp products in that region and, as a result, producers for the Asian markets redirected their products to other regions. Weakness in Asian markets eroded worldwide pricing for the Company's products, indirectly adversely affecting its financial results. Asian markets have since strengthened, but if these markets worsened, it could have a material adverse effect on the Company's financial condition and results of operations.

AVAILABILITY AND PRICING OF RAW MATERIALS
Logs, wood chips and sawdust, the principal raw materials used in the manufacture of the Company's products, are purchased in highly competitive, price-sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors over which the Company has no control, including environmental and conservation regulations, and natural disasters, such as forest fires, hurricanes and other extreme weather conditions. A decrease in the supply of logs, wood chips and sawdust can cause higher raw material costs.

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

Softwood fiber (wood chips and sawdust), particularly in the quantities necessary to support world-scale pulp production facilities, fluctuates in the Pacific Northwest. In the last decade Pacific Northwest log availability has been reduced and lumber and plywood mills have shut down. The volume of lower cost residual chips has dropped correspondingly. Pulp mills that require wood chips as the primary source of raw material may have to rely on additional higher cost supply sources which produce chips directly from pulpwood and/or deliver from greater distances. To provide an adequate supply of wood fiber for its Halsey, Oregon mill, the Company has expanded its capability of using sawdust as a raw material for a significant portion of the production and diversified its suppliers of fiber. There can be no assurance that the Company will be able to obtain an adequate supply of softwood fiber for its operations.

Harmac has a long-term fiber supply agreement with Weyerhaeuser Company Limited (Weyerhaeuser) that provides for 1.7 million cubic meters of fiber per year through 2019. Fiber is purchased at market or at prices determined under a formula intended to reflect fair market value of the fiber and which takes into account the net sales value of pulp sold by Harmac. The failure by Weyerhaeuser to produce the required fiber pursuant to this contract could have a material adverse effect on the Company as a whole. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Weyerhaeuser.

DEPENDENCE ON A SINGLE CUSTOMER FOR THE HALSEY, OREGON PULP MILL
Approximately 35-40% of the pulp produced by the Halsey, Oregon pulp mill is sold to Grays Harbor Paper Company pursuant to a long-term contract. Loss of this key customer would have a material adverse impact on the Company if a replacement buyer could not be secured on a timely basis.

QUOTAS AND EXPORT FEES ON LUMBER EXPORTS TO THE UNITED STATES
Softwood lumber exports to the U.S. by Canadian producers have been a contentious trade issue between Canada and the U.S. for a number of years. Effective April 1996, the governments of Canada and the U.S. entered into a five-year agreement, the Softwood Lumber Agreement, concerning the export of softwood lumber to the U.S. Pursuant to the agreement, in each of the subsequent five fiscal years ended March 31, Canadian softwood lumber producers in certain provinces were assigned quotas of lumber volumes that could be shipped to the U.S. fee-free. Incremental volumes were subject to a two-tier fee of $53 per thousand board feet and $106 per thousand board feet. On August 26, 1999, in settlement of a British Columbia stumpage dispute, Canada and the United States amended the Softwood Lumber Agreement for producers in British Columbia to add a third-tier fee at a rate of $146 per thousand board feet.

In March 1999, the Company filed under the North American Free Trade Agreement a claim against the Canadian Federal Government. In its claim, the Company asserted that its duty-free export quota volume has been unfairly allocated and then unfairly reduced since the agreement came into effect. A merits hearing with the appointed arbitration panel took place on May 1, 2000. There can be no assurance as to when the claim will be resolved. The Canadian Softwood Lumber Agreement expires in 2001 and the Company cannot predict whether the agreement will be renewed or what the terms of any renewed agreement might be.

GLOBAL COMPETITION
The markets for the Company's products are highly competitive on a global basis, with a number of major companies competing in each market and with no company holding a dominant position. In particular, the wood products industry is highly competitive, with a large number of companies producing products that are reasonably standardized. Many of the Company's competitors have substantially greater financial resources than it does. Some of its competitors may have the advantage of not being affected by fluctuations in the value of the Canadian dollar. While the principal basis for competition is price, the Company also competes to a lesser extent on the basis of quality and customer service.

EXCHANGE RATE FLUCTUATIONS
Although the Company's sales are made primarily in U.S. dollars, a substantial portion of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, could have a material adverse effect on its business, financial condition, results of operations and cash flows.

ENVIRONMENTAL REGULATION
The Company is subject to extensive federal, state, provincial and local environmental laws and regulations. These laws and regulations impose stringent standards on the Company regarding, among other things:

     -    air emissions;
     -    water discharges;
     -    use and handling of hazardous materials;
     -    use, handling and disposal of waste; and
     -    remediation of environmental contamination.

The Company may incur substantial costs to comply with current requirements or new environmental laws that might be adopted. In addition, the Company may discover currently unknown environmental problems or conditions that may or may not require remediation. Any such event could have a material adverse effect on its business, financial condition, results of operations and cash flows. The Company has spent significant amounts of money in the past to comply with environmental regulations and expects that it will have to spend money in the future. The Company has established reserves based on current information to address known environmental liabilities. Additional significant expenditures could be required if the law changes or new information is discovered, and those expenditures could have a material adverse effect on its financial condition.

In April 1998, the U.S. Environmental Protection Agency published regulations known as the "Cluster Rules" establishing standards and limitations for air and water emissions by pulp mills. The capital costs to comply with these regulations at the Halsey pulp mill are anticipated to total approximately $35 million, with compliance required by the first quarter of 2001. The Company has spent $16.4 million of these capital costs through the end of the first quarter of 2000.

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

COST REDUCTIONS EXPECTED FROM CAPITAL EXPENDITURES
The Company has made and will continue to make capital expenditures in both its lumber and pulp operations that it expects to generate cost savings. Although the Company's management is experienced in achieving cost reductions and operating efficiencies, there can be no assurance that any specified level of cost savings will be fully achieved or will be achieved within the time periods contemplated. In addition, costs savings from capital projects may be offset by cost increases in other areas so that total costs may not actually decrease.

FINANCIAL LEVERAGE
The Company's long-term debt as a percentage of total capitalization at March 31, 2000 of 43 percent is higher than in recent years. While the Company's leverage level is not unusual for the forest products and pulp industries, such leverage increases its financial risk by (i) potentially increasing the cost of additional financing for working capital, capital expenditures and other purposes, and (ii) increasing the amount of cash flow dedicated to the payment of interest and principal.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has significant operations in Canada and, therefore, is exposed to foreign currency rate risk. In general, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, a strengthening of the Canadian dollar would have the opposite effect.

The Company's investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $155 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $15.5 million at March 31, 2000. Any loss in fair value would be reflected as a cumulative translation adjustment and would not impact net income of the Company.

The Company is exposed to foreign currency transaction gains and losses on the translation of U.S. dollar denominated intercompany borrowings and U.S. dollar accounts receivable of its Canadian subsidiary. Transaction gains and losses were not material to the Company's first quarter 2000 and 1999 results.

Changes in interest rates will impact fixed and variable rate debt differently. A change in the interest rate on fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on variable rate debt will impact interest expense and cash flows. The Company's debt is primarily fixed rate and, therefore, net income is not materially impacted when market interest rates change.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a) EXHIBITS

     11.1 Statement showing computation of per share earnings.

     18.1 Letter regarding change in accounting principle.

     27.1 Financial data schedule.

The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           POPE & TALBOT, INC.
                                 --------------------------------------
                                                 Registrant

Date:  May 9, 2000                   /s/  Maria M. Pope
                                 --------------------------------------
                                  Maria M. Pope
                                  Vice President and
                                  Chief Financial Officer