Form 10-Q
period 2000-06-30
POPE & TALBOT INC /DE/
filed 2000-08-10
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                           Commission File No. 1-7852
                                              ---------

                               POPE & TALBOT, INC.
                      ------------------------------------

           Delaware                                          94-0777139
----------------------------------------           -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

1500 S.W. 1st Ave., Portland, Oregon                           97201
----------------------------------------           -----------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:      (503) 228-9161
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

       Common stock, $1 par value - 14,083,029 shares as of July 31, 2000.

PART I.         FINANCIAL INFORMATION


                                                                                                  Page No.
                                                                                                  --------
         ITEM 1.      Financial Statements:

                      Condensed Consolidated Balance Sheets -
                        June 30, 2000 and December 31, 1999                                           3

                      Condensed Consolidated Statements of Income-
                        Three and Six Months Ended June 30, 2000 and 1999                             4

                      Condensed Consolidated Statements of Cash Flows -
                        Six Months Ended June 30, 2000 and 1999                                       5

                      Notes to Condensed Consolidated Financial Statements                            6


         ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                   8

         ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk                     13


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

Part I. Financial Information
ITEM 1. Financial Statements

                                             POPE & TALBOT, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)
                                            (Dollars in Thousands)

                                                                    June 30,         December 31,
                                                                      2000               1999
                                                                 -------------      --------------
ASSETS
Current assets
            Cash and cash equivalents                             $  26,826          $  22,719
            Short-term investments                                   14,458             10,649
            Accounts receivable                                      68,937             74,099
            Inventories                                              64,828             84,466
            Prepaid expenses                                         13,170             10,866
                                                                 -------------      --------------
                        Total current assets                        188,219            202,799
Properties
            Plant and equipment                                     476,590            457,537
            Accumulated depreciation                               (245,515)          (232,129)
                                                                 -------------      --------------
                                                                    231,075            225,408
            Land and timber cutting rights                            8,449              8,759
                                                                 -------------      --------------
                        Total properties                            239,524            234,167
Other assets
            Deferred income tax assets, net                          11,100             19,448
            Other                                                    12,634             13,792
                                                                 -------------      --------------
                        Total other assets                           23,734             33,240
                                                                 -------------      --------------
                                                                  $ 451,477          $ 470,206
                                                                 =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
            Short-term borrowings                                 $       -          $  11,059
            Current portion of long-term debt                         3,121              4,024
            Accounts payable                                         27,945             29,305
            Accrued payroll and related taxes                        16,119             18,727
            Other accrued liabilities                                20,789             32,101
                                                                 -------------      --------------
                        Total current liabilities                    67,974             95,216
Long-term liabilities
            Long-term debt, net of current portion                  145,462            147,038
            Other long-term liabilities                              40,892             41,851
                                                                 -------------      --------------
                        Total long-term liabilities                 186,354            188,889
Stockholders' equity
            Preferred stock                                               -                  -
            Common stock                                             15,457             15,451
            Additional paid-in capital                               48,026             48,596
            Retained earnings                                       163,906            147,893
            Cumulative translation adjustment                       (14,347)           (11,149)
            Common stock held in treasury, at cost                  (15,893)           (14,690)
                                                                 -------------      --------------
                        Total stockholders' equity                  197,149            186,101
                                                                 -------------      --------------
                                                                  $ 451,477          $ 470,206
                                                                 =============      ==============

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                                   POPE & TALBOT, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)
                       (Dollars in Thousands, Except Per Share Amounts)

                                                        Three months ended              Six months ended
                                                              June 30,                      June 30,
                                                    ---------------------------    --------------------------
                                                        2000            1999           2000           1999
                                                    -----------     -----------    -----------     ----------
Revenues:
     Wood products                                   $  62,372       $  65,143      $ 120,903      $ 121,546
     Pulp products                                      80,908          55,112        162,695        107,914
                                                    -----------     -----------    -----------     ----------
        Total                                          143,280         120,255        283,598        229,460
Costs and expenses:
     Cost of sales:
        Wood products                                   56,662          51,404        106,640         99,749
        Pulp products                                   60,738          56,785        125,679        114,871
     Selling, general and administrative                 6,573           6,012         13,549         11,619
     Interest, net                                       2,165           2,309          4,644          4,723
                                                    -----------     -----------    -----------     ----------
        Total                                          126,138         116,510        250,512        230,962
Income (loss) before income taxes and
  minority interest                                     17,142           3,745         33,086         (1,502)
Income tax provision                                     7,319           1,777         13,870            181
                                                    -----------     -----------    -----------     ----------
Income (loss) before minority interest                   9,823           1,968         19,216         (1,683)
Minority interest in subsidiary net loss,
  net of income tax benefit                                -              (953)           -           (2,328)
                                                    -----------     -----------    -----------     ----------
Net income                                           $   9,823       $   2,921      $  19,216      $     645
                                                    ===========     ===========    ===========     ==========


Per common share:
Basic net income                                     $     .67       $     .22      $    1.32      $     .05
                                                    ===========     ===========    ===========     ==========

Diluted net income                                   $     .66       $     .22      $    1.30      $     .05
                                                    ===========     ===========    ===========     ==========

Weighted average number of
common shares outstanding (000's)                       14,940          13,481         14,838         13,481
                                                    ===========     ===========    ===========     ==========

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                               POPE & TALBOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                           Six months ended
                                                                              June 30,
                                                                       ------------------------
                                                                          2000          1999
                                                                       ----------    ----------
Cash flow from operating activities:
     Net income                                                         $ 19,216      $    645
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                   17,086        16,421
          Minority interest in subsidiary loss                                 -        (2,328)
          Changes in assets and liabilities:
               Accounts receivable                                         5,162       (10,835)
               Inventories                                                19,638        15,576
               Prepaid expenses and other assets                          (1,503)        3,197
               Accounts payable and accrued liabilities                   (9,963)       (2,497)
               Current and deferred income taxes                             428        (4,171)
               Other liabilities                                            (462)          495
                                                                       ----------    ----------
          Net cash provided by operating activities                       49,602        16,503

Cash flow from investing activities:
     Purchases of short-term investments                                 (18,645)      (13,248)
     Proceeds from maturities of short-term investments                   14,836        11,524
     Purchases of noncurrent investments held for sale                         -        (2,300)
     Capital expenditures                                                (26,018)       (9,686)
     Minority interest in subsidiary treasury stock issue                      -           100
     Proceeds from sale of other properties                                  157            28
                                                                       ----------    ----------
          Net cash used for investing activities                         (29,670)      (13,582)

Cash flow from financing activities:
     Net decrease in short-term borrowings                               (11,059)         (771)
     Reduction of long-term debt, including current portion               (2,479)         (273)
     Shares repurchased                                                     (724)            -
     Proceeds from stock options exercised                                 1,640             -
     Cash dividends                                                       (3,203)       (4,044)
                                                                       ----------    ----------
          Net cash used for financing activities                         (15,825)       (5,088)
                                                                       ----------    ----------

Increase (decrease) in cash and cash equivalents                           4,107        (2,167)

Cash and cash equivalents at beginning of period                          22,719        27,473
                                                                       ----------    ----------

Cash and cash equivalents at end of period                              $ 26,826      $ 25,306
                                                                       ==========    ==========


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                               POPE & TALBOT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                                   (Unaudited)

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


2.       Accounting Change

         Effective January 1, 2000, the Company changed the method for valuation of fiber in wood chip, log and pulp inventories of the Harmac pulp operations from the FIFO method to the LIFO method. This change was made to conform Harmac's method of valuing fiber inventories with the Company's other pulp manufacturing facility. The impact of this change was an increase in cost of sales and corresponding decrease in operating earnings of $1.1 million ($666,000 after tax, or $.04 per diluted share) for the six months ended June 30, 2000 and $.8 million ($457,000 after tax, or $.03 per diluted share) for the second quarter of 2000. The cumulative effect of this change to the LIFO method on operating results prior to 2000 has not been presented, as the effect is not readily determinable.


3.       Comprehensive Income

         Comprehensive income was as follows:

                                                    Three months ended              Six months ended
                                                         June 30,                       June 30,
                                                --------------------------     -------------------------
                                                   2000           1999            2000           1999
                                                ----------      ----------     ----------     ----------
Net income                                       $  9,823        $  2,921       $ 19,216       $    645
Foreign currency translation adjustment            (2,834)          2,630         (3,198)         4,169
                                                ----------      ----------     ----------     ----------
Comprehensive income                             $  6,989        $  5,551       $ 16,018       $  4,814
                                                ==========      ==========     ==========     ==========

4.       Segment Information

         The Company classifies its business into two operating segments: wood products and pulp products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was as follows:

                                                 Three months ended             Six months ended
                                                      June 30,                      June 30,
                                             --------------------------    -------------------------
                                                2000           1999           2000           1999
                                             -----------    -----------    -----------    -----------
Revenues:
      Wood products                           $  62,372      $  65,143      $ 120,903      $ 121,546
      Pulp products                              80,908         55,112        162,695        107,914
                                             -----------    -----------    -----------    -----------
         Total operating segments             $ 143,280      $ 120,255      $ 283,598      $ 229,460
                                             ===========    ===========    ===========    ===========


Operating profit (loss):
      Wood products                           $   3,961      $  12,304      $  10,551      $  18,826
      Pulp products                              17,855         (3,828)        32,621        (10,830)
                                             -----------    -----------    -----------    -----------
         Total operating segments                21,816          8,476         43,172          7,996
      Corporate                                  (2,509)        (2,422)        (5,442)        (4,775)
      Interest expense, net                      (2,165)        (2,309)        (4,644)        (4,723)
                                             -----------    -----------    -----------    -----------
         Income (loss) before income
            taxes and minority interest       $  17,142      $   3,745      $  33,086      $  (1,502)
                                             ===========    ===========    ===========    ===========

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

         In June 2000, the Company received a partial decision on its claim filed against the Government of Canada under the Investment Chapter of the North American Free Trade Agreement ("NAFTA"). The complaint arises from the fact that the Company, like other companies operating in British Columbia, had its duty-free export quota reduced by the Canadian Government since the Canada/U.S. Softwood Lumber Agreement came into effect. The three-person NAFTA Tribunal dismissed two of the Company's four claims of breaches of NAFTA and rejected Canada's assertion that the Company is estopped from making its claims. The Tribunal asked for further information in anticipation of future hearings on the Company's core claims of violation of NAFTA Article 1102 on National Treatment and NAFTA Article 1105 on Minimum Standards of Treatment. There can be no assurance as to when this claim will be resolved.

ITEM 2.
                               POPE & TALBOT, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Pope & Talbot, Inc.'s (the "Company's") net income in the second quarter of 2000 was $9.8 million, or $.66 per diluted share, compared with net income of $2.9 million, or $.22 per diluted share, in the second quarter of 1999. On a year-to-date basis, net income for the first six months of 2000 was $19.2 million, or $1.30 per diluted share, compared with net income of $.6 million, or $.05 per diluted share, for the same period a year ago. Strong pulp markets and a significant increase in pulp prices were the primary reasons for the improved performance.

Total revenues were $143.3 million in the second quarter of 2000 compared with $120.3 million in the same period of 1999. Pulp products revenues were $80.9 million in the second quarter of 2000 compared with $55.1 million in the same period of 1999. Pulp sales totaled 136,650 metric tons in the second quarter of 2000, compared with 135,350 metric tons in the second quarter of 1999 and 150,924 metric tons in the first quarter of 2000. Pulp sales volumes in the second quarter of 2000 were lower than the first quarter of 2000 due to a scheduled 12-day maintenance shutdown at the Harmac pulp mill. Average mill net pulp prices of $577 per metric ton in the second quarter of 2000 rose $173 per metric ton, or 43 percent, over the same period a year ago and $39 per metric ton, or seven percent, from the first quarter of 2000.

Wood products revenues in the second quarter of 2000 totaled $62.4 million compared with $65.1 million in the same quarter of 1999 and $58.5 million in the first quarter of 2000. Average lumber prices of $309 per thousand board feet in the current quarter were down 16 percent compared with the second quarter of last year and down 14 percent compared with first quarter of 2000. Lumber sales volumes of 164,300 million board feet in the second quarter of 2000 were up 10 percent compared with the same period a year ago and up 19 percent from the first quarter of 2000. In anticipation of the end of the lumber import quota fiscal year on March 31, 2000, the Company curtailed production at one of its Canadian sawmills and increased inventory levels at the other mills to reduce quota costs at the highest tariff levels. A portion of these inventories was sold in the second quarter of 2000.

Cost of sales for pulp products was $60.7 million in the second quarter of 2000 compared with $56.8 million in the same period of 1999. Pulp production totaled 131,700 metric tons in the second quarter of 2000 compared with 133,200 metric tons in the same period last year and 147,792 in the first quarter of 2000. Production in the second quarter of 2000 and 1999 was reduced by the impact of planned maintenance shutdowns at the Company's Harmac pulp mill. Average production costs per ton of pulp increased in the second quarter of 2000 compared with the same quarter last year, primarily the result of higher fiber costs. Reduced availability of wood chips due to anticipated sawmill downtime in the second half of 2000 may lead to upward pressure on chip pricing.

Cost of sales for wood products in the second quarter of 2000 increased 10 percent compared with the second quarter of 1999 due primarily to higher log costs. The cost of the Canadian saw log inventory converted to lumber in the second quarter of 2000 was indexed under the British Columbia log pricing system to third quarter 1999 lumber sales prices, which were then experiencing a cyclical peak. Log costs are expected to decrease in the second half of 2000 as the log pricing index is lowered to reflect the significant drop in lumber prices in the first half of the year. Lumber production totaled 158.6 million board feet in the second quarter of 2000 compared with 145.8 million board feet in the same period of last year and 166.0 million board feet in the first quarter of 2000.

Selling, general and administrative expenses ("SG&A") for the first half of 2000 totaled $13.5 million compared with $11.6 million in the same period of 1999. SG&A expenses in the second quarter of 2000 included a higher level of costs related to employee incentive plans linked to the Company's financial performance. On a year-to-date basis, SG&A expenses included a higher level of employee incentive costs and higher legal fees related to the Company's NAFTA claim against the Canadian Government.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2000, operations generated cash of $49.6 million compared with $16.5 million in the first six months of 1999. Income in the second quarter of 2000 before interest, taxes, depreciation and amortization ("EBITDA") was $27.8 million, compared with $14.3 million in the second quarter of 1999 and $27.0 million in the first quarter of 2000. In the first six months of 2000, net cash provided by inventories related to reductions in saw log and lumber inventories. Net cash used for the decrease in accounts payable and accrued liabilities related mainly to Canadian stumpage payments and normal fluctuations in accrued payroll related liabilities. In the first six months of 1999, net cash generated from reductions in raw material inventories was partially offset by an increase in accounts receivable, primarily the result of strong lumber sales volumes in the first half of 1999.

The Company invested approximately $26.0 million in capital projects in the first six months of 2000 and estimates that total 2000 capital spending will approximate $48.0 million. Costs to complete the chlorine dioxide capital project at the Halsey pulp mill are anticipated to be approximately $25.7 million in 2000. Other capital projects are expected to total $22.3 million in 2000. These capital projects will relate primarily to maintenance of existing operations with a limited number of relatively small, high-return projects.

On July 17, 2000, the Company's Board of Directors increased the second quarter dividend to 15 cents per common share from 11 cents per share. In addition, the Board of Directors authorized the repurchase of an additional one million common shares, for a total authorization of three million shares, through open market purchases and privately negotiated transactions. During the first six months of 2000, the Company purchased 212,400 shares for $3.5 million. In July 2000, the Company purchased an additional 381,000 shares for $6.3 million. Through July 2000, the Company has repurchased a total of 1,023,000 shares under this program.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words "believes", "expects", and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may differ materially from such forward-looking statements. Factors that may result in such variances include, but are not limited to the following:

CYCLICAL OPERATING RESULTS AND PRODUCT PRICING
The Company's financial performance is principally dependent on the prices it receives for its products. Prices for the Company's products are highly cyclical and have fluctuated significantly in the past and may fluctuate significantly in the future. Pulp prices increased significantly in the first half of 2000 relative to the first half of 1999, while lumber prices reached a cyclical peak in the third quarter of 1999 and have declined since then. No assurance can be given as to the sustainability of the recent pulp price improvements.

The Company's financial performance is also dependent on the rate at which it utilizes its production capacity. When capacity utilization is reduced, as in the case of market or maintenance related shut downs, the cost per unit of production increases and profitability decreases.

The markets for the Company's products are highly cyclical and are characterized by periods of excess product supply due to many factors, including:

         -    additions to industry capacity;
         -    increased industry production;
         - periods of insufficient demand due to weak general economic activity or other causes; and
         -    inventory de-stocking by customers.

The Company's primary products are commodities, resulting in extreme price competition. The global demand for pulp has recently begun to exceed supply, and pulp prices have increased as a result. Prices for lumber have declined as rising U.S. interest rates impact the rate of new housing starts. The Company's industries are capital-intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover marginal costs. This has also caused substantial price competition and volatility and caused the Company to generate net losses from continuing operations in its pulp operations segment as recently as 1999. In the event of a recession, demand and prices are likely to drop substantially.

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

The principal sources of raw material for the Company's wood products operations are timber obtained through long-term cutting licenses on public lands, logs purchased on open markets, timber offered for sale through competitive bidding by U.S. federal agencies and timber purchased under long-term contracts to cut timber on private lands. The Company's lumber capacity comes from British Columbia (75%) and the Black Hills region of South Dakota (25%). In Canada, the Company's timber requirements are obtained primarily from the Provincial Government of British Columbia under long-term timber harvesting licenses which allow the Company to remove timber from defined areas annually on a sustained yield basis. Under these licenses, the Provincial Government has the authority to modify prices and harvest volumes at any time. British Columbia's Commission on Resources and Environment issued the Kootenay Boundary Land Use Plan of
1997. This land use plan set aside several new wilderness areas. The British Columbia government has also implemented a Forest Practices Code, which sets strict standards for logging activities and reforestation responsibilities.
No assurance can be given that in the near or long-term the Company's timber supplies will be stable or that these forest restrictions will not have a material adverse effect on the Company's operations.

Softwood fiber (wood chips and sawdust), particularly in the quantities necessary to support world-scale pulp production facilities, fluctuates in the Pacific Northwest. In the last decade, Pacific Northwest log availability has been reduced and lumber and plywood mills have shut down, and the volume of lower cost residual chips has dropped correspondingly. Pulp mills that require wood chips as the primary source of raw material may have to rely on additional higher cost supply sources which produce chips directly from pulpwood and/or deliver from greater distances. To provide an adequate supply of wood fiber for its Halsey, Oregon mill, the Company has expanded its capability of using sawdust as a raw material for a significant portion of the production and diversified its suppliers of fiber. There can be no assurance that the Company will be able to obtain an adequate supply of softwood fiber for its operations.

The Company's pulp mill in British Columbia (Harmac) has a long-term fiber supply agreement with Weyerhaeuser Company Limited (Weyerhaeuser) that provides for 1.7 million cubic meters of fiber per year through 2019. Fiber is purchased at market or at prices determined under a formula intended to reflect fair market value of the fiber and which takes into account the net sales value of pulp sold by Harmac. The failure by Weyerhaeuser to produce the required fiber pursuant to this contract could have a material adverse effect on the Company as a whole. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Weyerhaeuser.

DEPENDENCE ON A SINGLE CUSTOMER FOR THE HALSEY, OREGON PULP MILL
Approximately 35% of the pulp produced by the Halsey, Oregon pulp mill is sold to Grays Harbor Paper Company pursuant to a long-term contract. Loss of this key customer would have a material adverse impact on the Company if replacement buyers could not be secured on a timely basis.

QUOTAS AND EXPORT FEES ON LUMBER EXPORTS TO THE UNITED STATES
Softwood lumber exports to the U.S. by Canadian producers have been a contentious trade issue between Canada and the U.S. for a number of years. Effective April 1996, the governments of Canada and the U.S. entered into a five-year agreement, the Softwood Lumber Agreement, concerning the export of softwood lumber to the U.S. Pursuant to the agreement, in each of the subsequent five fiscal years ended March 31, Canadian softwood lumber producers in certain provinces were assigned quotas of lumber volumes that could be shipped to the U.S. fee-free. Incremental volumes are subject to a two-tier fee, currently $53.94 per thousand board feet and $107.88 per thousand board feet. On August 26, 1999, in settlement of a British Columbia stumpage dispute, Canada and the United States amended the Softwood Lumber Agreement for producers in British Columbia to add a third-tier fee, currently $148.27 per thousand board feet.

In March 1999, the Company filed under the North American Free Trade Agreement a claim against the Canadian Government. In its claim, the Company asserted that its duty-free export quota volume has been unfairly allocated and then unfairly reduced since the agreement came into effect. A merits hearing with the appointed arbitration panel took place on May 1, 2000, with a partial decision on the case rendered in June 2000. There can be no assurance as to when the claim will be ultimately resolved. The Canadian Softwood Lumber Agreement expires in 2001 and the
Company cannot predict whether the agreement will be renewed or what the terms of any renewed agreement might be.

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

In April 1998, the U.S. Environmental Protection Agency published regulations known as the "Cluster Rules" establishing standards and limitations for air and water emissions by pulp mills. The capital costs to comply with these regulations at the Halsey pulp mill are anticipated to total approximately $35 million, with compliance required by the first quarter of 2001. The Company has spent $22.2 million of these capital costs through the end of the first half of 2000.

Current legislation requires all pulp mills in British Columbia to eliminate the discharge of chlorinated organic compounds by December 31, 2002. Currently, the cost of available technology to eliminate all chlorinated organic compounds at kraft pulp mills is prohibitive. The British Columbia government, industry participants and other stakeholders are engaged in discussions to resolve this issue. If the current legislation is not amended, substantially all of the chemical pulp mills in British Columbia would likely be required to be closed, which would have a material adverse effect on the Company's business.

The Company is currently participating in the investigation of environmental contamination at two sites on which it previously conducted business. The ultimate cost to the Company for site remediation and monitoring on these sites cannot be predicted with certainty due to the difficulties in measuring the magnitude of the contamination, the varying costs of alternative clean-up methods, the clean-up time frame possibilities, the evolving nature of remediation technologies and governmental regulations and the inability to determine its share of multi-party obligations or the extent to which contributions will be available from the other parties, including insurance carriers.

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

FINANCIAL LEVERAGE
The Company's long-term debt as a percentage of total capitalization at June 30, 2000 of 42 percent is higher than in recent years. While the Company's leverage level is not unusual for the forest products and pulp industries, such leverage increases its financial risk by (i) potentially increasing the cost of additional financing for working capital, capital expenditures and other purposes, and (ii) increasing the amount of cash flow dedicated to the payment of interest and principal.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has significant operations in Canada and, therefore, is exposed to foreign currency rate risk. In general, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, a strengthening of the Canadian dollar would have the opposite effect.

The Company's investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $166 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $17 million at June 30, 2000. Any loss in fair value would be reflected as a cumulative translation adjustment and would not impact net income of the Company.

The Company is exposed to foreign currency transaction gains and losses on the translation of U.S. dollar denominated intercompany borrowings and U.S. dollar accounts receivable of its Canadian subsidiary. Transaction gains and losses were not material to the results for Company's 2000 or 1999 periods.

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

PART II.  OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company's annual Meeting of Shareholders was held on April 27, 2000. The following members were elected to the Company's Board of Directors to hold office for three-year terms expiring in 2003.

                  Nominee                                 In Favor                    Withheld
                  -------                                 --------                    --------
                  Gordon P. Andrews                  12,591,111 (99.01%)           125,348 (0.99%)
                  Peter T. Pope                      12,588,711 (99.00%)           127,748 (1.00%)
                  Brooks Walker Jr.                  12,586,371 (98.98%)           130,088 (1.02%)

Additionally, the following directors were elected in previous years to three-year terms on the Company's Board of Directors and will continue their terms of office: Hamilton W. Budge, Charles Crocker, Michael Flannery, Kenneth
G. Hanna, and Robert Stevens Miller, Jr. In October 1999, Lionel G. Dodd was elected as a director of the Company.

The results of the voting on the ratification of selection of Arthur Andersen LLP as independent public accountants were as follows:


                      In Favor                         Opposed                      Abstained
                      --------                         -------                      ---------
                  12,655,910 (99.53%)               9,352 (0.07%)                 51,197 (0.40%)

ITEM 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS

       11.1       Statement showing computation of per share earnings.

       27.1       Financial data schedule.


The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three months ended June 30, 2000.

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



                                           POPE & TALBOT, INC.
                                        ----------------------
                                              Registrant





Date:  August 10, 2000                  /s/  Maria M. Pope
                                        -----------------------
                                        Maria M. Pope
                                        Vice President and
                                        Chief Financial Officer