Form 10-Q
period 2000-09-30
POPE & TALBOT INC /DE/
filed 2000-11-14
CIK 311871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________


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
                                   Yes |X| No
                                      ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

    Common stock, $1 par value - 13,851,729 shares as of October 31, 2000.


                                                                                                Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements:

           Condensed Consolidated Balance Sheets -
             September 30, 2000 and December 31, 1999                                                3

           Consolidated Statements of Income-
             Three and Nine Months Ended September 30, 2000 and 1999                                 4

           Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2000 and 1999                                           5

           Notes to Condensed Consolidated Financial Statements                                      6

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                      9

         ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                        14

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                                                  *

         ITEM 2.  Changes in Securities and Use of Proceeds                                          *

         ITEM 3.  Defaults Upon Senior Securities                                                    *

         ITEM 4.  Submission of Matters to a Vote of Security Holders                                *

         ITEM 5.  Other Information                                                                  *

         ITEM 6.  Exhibits and Reports on Form 8-K                                                  15

         SIGNATURES                                                                                 16


*Omitted since no answer is called for, answer is in the negative or inapplicable.

Part I. Financial Information
ITEM 1. Financial Statements

                             POPE & TALBOT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                           (Dollars in Thousands)


                                                                             September 30,     December 31,
                                                                                 2000              1999
                                                                             -------------     ------------
ASSETS
Current assets
  Cash and cash equivalents                                                   $  14,978          $  22,719
  Short-term investments                                                         13,037             10,649
  Accounts receivable                                                            71,662             74,099
  Inventories                                                                    71,781             84,466
  Prepaid expenses                                                               11,853             10,866
                                                                             -------------     ------------
           Total current assets                                                 183,311            202,799

Properties
  Plant and equipment                                                           478,301            457,537
  Accumulated depreciation                                                     (242,912)          (232,129)
                                                                             -------------     ------------
                                                                                235,389            225,408
  Land and timber cutting rights                                                  8,269              8,759
                                                                             -------------     ------------
           Total properties                                                     243,658            234,167

Other assets
  Deferred income tax assets, net                                                 5,502             19,448
  Other                                                                          13,168             13,792
                                                                             -------------     ------------
           Total other assets                                                    18,670             33,240
                                                                             -------------     ------------
                                                                              $ 445,639          $ 470,206
                                                                             =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Short-term borrowings                                                       $       -          $  11,059
  Current portion of long-term debt                                               3,236              4,024
  Accounts payable                                                               29,522             29,305
  Accrued payroll and related taxes                                              15,030             18,727
  Other accrued liabilities                                                      19,346             32,101
                                                                             -------------     ------------
           Total current liabilities                                             67,134             95,216

Long-term liabilities
  Long-term debt, net of current portion                                        143,920            147,038
  Other long-term liabilities                                                    40,791             41,851
                                                                             -------------     ------------
           Total long-term liabilities                                          184,711            188,889

Stockholders' equity
  Preferred stock                                                                     -                  -
  Common stock                                                                   15,457              15,451
  Additional paid-in capital                                                     48,064              48,596
  Retained earnings                                                             170,977             147,893
  Cumulative translation adjustment                                             (17,914)            (11,149)
  Common stock held in treasury, at cost                                        (22,790)            (14,690)
                                                                             -------------     ------------
           Total stockholders' equity                                           193,794             186,101
                                                                             -------------     ------------
                                                                              $ 445,639           $ 470,206
                                                                             =============     ============

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                             POPE & TALBOT, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)


                                                           Three months ended       Nine months ended
                                                              September 30,           September 30,
                                                           ------------------      ------------------
                                                            2000       1999         2000      1999
                                                           --------  --------      --------  --------
Revenues:
  Pulp products                                            $ 85,097  $ 62,706      $247,792  $170,620
  Wood products                                              45,596    65,039       166,499   186,585
                                                           --------  --------      --------  --------
       Total                                                130,693   127,745       414,291   357,205

Costs and expenses:
  Cost of sales:
    Pulp products                                            62,384    55,471       188,063   170,342
    Wood products                                            43,204    49,016       149,844   148,765
  Selling, general and administrative                         7,430     6,985        20,979    18,604
  Interest, net                                               1,567     2,168         6,211     6,891
                                                           --------  --------      --------  --------
       Total                                                114,585   113,640       365,097   344,602

Income before income taxes and
  minority interest                                          16,108    14,105        49,194    12,603
Income tax provision                                          6,834     6,262        20,704     6,443
                                                           --------  --------      --------  --------
Income before minority interest                               9,274     7,843        28,490     6,160
Minority interest in subsidiary net (profit) loss,
  net of income taxes                                             -       683             -    (1,645)
                                                           --------  --------      --------  --------
Net income                                                 $  9,274  $  7,160      $ 28,490  $  7,805
                                                           ========  ========      ========  ========

Per common share:
  Basic net income                                         $    .66  $    .53      $   1.98  $    .58
                                                           ========  ========      ========  ========

  Diluted net income                                       $    .64  $    .53      $   1.94  $    .58
                                                           ========  ========      ========  ========

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                             POPE & TALBOT, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                            (Dollars in Thousands)


                                                                                Nine months ended
                                                                                  September 30,
                                                                                -----------------
                                                                                  2000      1999
                                                                                --------   -------
Cash flow from operating activities:
  Net income                                                                    $28,490    $ 7,805
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                              24,666     24,853
      Minority interest in subsidiary income                                          -     (1,645)
      Changes in assets and liabilities:
        Accounts receivable                                                       2,437    (12,105)
        Inventories                                                              12,685      2,171
        Prepaid expenses and other assets                                        (1,279)     5,078
        Accounts payable and accrued liabilities                                 (6,991)     9,328
        Current and deferred income taxes                                         4,645      1,073
        Other liabilities                                                          (206)       (83)
                                                                                --------   -------
      Net cash provided by operating activities                                  64,447     36,475

Cash flow from investing activities:
  Purchases of short-term investments                                           (18,645)   (25,066)
  Proceeds from maturities of short-term investments                             16,257     19,075
  Capital expenditures                                                          (41,071)   (15,036)
  Minority interest in subsidiary treasury stock issue                                -        100
  Proceeds from sale of assets                                                       18        271
                                                                                --------   -------
      Net cash used for investing activities                                    (43,441)   (20,656)

Cash flow from financing activities:
  Net decrease in short-term borrowings                                         (11,059)    (2,095)
  Proceeds from issuance of long-term debt                                            -     64,574
  Reduction of long-term debt, including current portion                         (3,906)    (2,076)
  Shares repurchased                                                            (10,054)         -
  Proceeds from exercise of stock options                                         1,678          -
  Cash dividends                                                                 (5,406)    (5,527)
                                                                                --------   -------
      Net cash (used for) provided by financing activities                      (28,747)    54,876
                                                                                --------   -------
Increase (decrease) in cash and cash equivalents                                 (7,741)    70,695

Cash and cash equivalents at beginning of period                                 22,719     27,473
                                                                                --------   -------
Cash and cash equivalents at end of period                                      $14,978    $98,168
                                                                                ========   =======

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                               POPE & TALBOT, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 2000 and 1999
                                   (Unaudited)

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

2.       Net Income Per Share

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the Company presents "basic" earnings per share, which is net income divided by the weighted average common shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common share equivalents. Common equivalent shares represent shares potentially issuable using the treasury stock method.

         The following table summarizes the computation of net income per share:


                                                    Three months ended            Nine months ended
                                                       September 30,                September 30,
                                                 ------------------------     ------------------------
                                                     2000         1999            2000        1999
                                                 -----------  -----------     -----------  -----------
        Weighted average number of common
          shares outstanding                      14,101,466   13,481,441      14,418,425   13,481,441

        Application of the "treasury stock"
          method to the stock option plan            259,775       76,794         265,630       38,988
                                                 -----------  -----------     -----------  -----------

        Total common and common equivalent
          shares, assuming dilution               14,361,241   13,558,235      14,684,055   13,520,429
                                                 ===========  ===========     ===========  ===========

        Net income                               $ 9,274,000  $ 7,160,000     $28,490,000  $ 7,805,000
                                                 ===========  ===========     ===========  ===========

        Diluted net income per common share      $      0.64  $       .53     $      1.94  $       .58
                                                 ===========  ===========     ===========  ===========

The computation of basic net income per common share is not included because the computation can be clearly determined from the material contained in this report.

3.       Accounting Change

         Effective January 1, 2000, the Company changed the method for valuation of fiber in wood chip, log and pulp inventories of the Harmac pulp operations from the FIFO method to the LIFO method. This change was made to conform Harmac's method of valuing fiber inventories with the Company's other pulp manufacturing facility. The impact of this change was an increase in cost of sales and corresponding decrease in operating earnings of $1.9 million ($1.2 million after tax, or $.08 per diluted share) for the nine months ended September 30, 2000 and $.8 million ($.5 million after tax, or $.03 per diluted share) for the third quarter of 2000. The cumulative effect of this change to the LIFO method on operating results prior to 2000 has not been presented, as the effect is not readily determinable.

4.       Comprehensive Income

         Comprehensive income was as follows:

                                                      Three months ended         Nine months ended
                                                         September 30,              September 30,
                                                       2000         1999         2000         1999
                                                     --------     --------     --------     --------
         Net income                                  $  9,274     $  7,160     $ 28,490     $  6,602
         Foreign currency translation adjustment        3,567          718       (6,765)      (7,655)
                                                     --------     --------     --------     --------
         Comprehensive income (loss)                 $  5,707     $  7,878     $ 21,725     $ (1,053)
                                                     ========     ========     ========     ========

5.       Segment Information

         The Company classifies its business into two operating segments: wood products and pulp products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was as follows:

           Pulp products                             $ 85,097     $ 62,706     $247,792     $170,620
           Wood products                               45,596       65,039      166,499      186,585
                                                     --------     --------     --------     --------
              Total operating segments               $130,693     $127,745     $414,291     $357,205
                                                     ========     ========     ========     ========

         Operating profit (loss):
           Pulp products                             $ 20,450     $  4,865     $ 53,071     $ (5,965)
           Wood products                                  692       13,720       11,243       32,546
                                                     --------     --------     --------     --------
             Total operating segments                  21,142       18,585       64,314       26,581
           Corporate                                   (3,467)      (2,312)      (8,909)      (7,087)
           Interest expense, net                       (1,567)      (2,168)      (6,211)      (6,891)
                                                     --------     --------     --------     --------
             Income before income taxes
               and minority interest                 $ 16,108     $ 14,105     $ 49,194     $ 12,603
                                                     ========     ========     ========     ========

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

         In June 2000, the Company received a partial decision on its claim filed against the Government of Canada under the Investment Chapter of the North American Free Trade Agreement ("NAFTA"). The complaint arises from the fact that the Company, like other companies operating in British Columbia, had its duty-free export quota reduced by the Canadian Government since the Canada/U.S. Softwood Lumber Agreement came into effect. The three-person NAFTA Tribunal dismissed two of the Company's four claims of breaches of NAFTA and rejected Canada's assertion that the Company is estopped from making its claims. The Tribunal asked for further information in anticipation of future hearings on the Company's core claims of violation of NAFTA Article 1102 on National Treatment and NAFTA Article 1105 on Minimum Standards of Treatment. The next hearing has been scheduled for November 14, 2000. There can be no assurance as to when this claim will be resolved.

7.       New Accounting Pronouncements

         The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board has evaluated how a seller of goods should classify in the income statement amounts billed to a customer for shipping and handling (EITF Issue Number 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS"). The consensus the EITF reached was that amounts billed to a customer related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. Implementation of EITF 00-10 is required for the fourth quarter of 2000 and prior period financial statements will be restated for comparability. The Company believes that the implementation of EITF 00-10 will not have a material impact on its financial position or results of operations.

ITEM 2.
                               POPE & TALBOT, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Pope & Talbot, Inc.'s (the "Company's") net income in the third quarter of 2000 was $9.3 million, or $.64 per diluted share, compared with net income of $7.2 million, or $.53 per diluted share, in the third quarter of 1999. On a year-to-date basis, net income for the first nine months of 2000 was $28.5 million, or $1.94 per diluted share, compared with net income of $7.8 million, or $.58 per diluted share, for the same period a year ago. Strong pulp markets and a significant increase in pulp prices were the primary reasons for the improved performance.

Total revenues were $130.7 million in the third quarter of 2000 compared with $127.7 million in the same period of 1999. Pulp products revenues were $85.1 million in the third quarter of 2000 compared with $62.7 million in the same period of 1999. Pulp sales totaled 136,830 metric tons in the third quarter of 2000, compared with 144,560 metric tons in the third quarter of 1999 and 136,650 metric tons in the second quarter of 2000. Pulp sales volumes in the third quarter of 2000 were lower than the third quarter of 1999 due to scheduled maintenance downtime at the Halsey pulp mill taken in the third quarter of 2000. Average mill net pulp prices of $609 per metric ton in the third quarter of 2000 rose $177 per metric ton, or 41 percent, over the same period a year ago and $32 per metric ton, or six percent, from the second quarter of 2000.

Wood products revenues, including lumber, log and chip sales, in the third quarter of 2000 totaled $45.6 million compared with $65.0 million in the same quarter of 1999 and $62.4 million in the second quarter of 2000. Average lumber prices of $270 per thousand board feet in the current quarter were down 31 percent compared with the third quarter of last year and down 13 percent compared with second quarter of 2000. Lumber sales volumes of 132.1 million board feet in the third quarter of 2000 were down 8 percent compared with the same period a year ago and down 20 percent from the second quarter of 2000. To avoid paying the higher tariff associated with the U.S. and Canadian Softwood Lumber Agreement ("SLA"), the Company curtailed production in Canada at two of its facilities for two weeks and at one facility for one week in the third quarter of 2000.

Cost of sales for pulp products was $62.4 million in the third quarter of 2000 compared with $55.5 million in the same period of 1999. Pulp production totaled 140,000 metric tons in the third quarter of 2000 compared with 147,900 metric tons in the same period last year and 131,700 metric tons in the second quarter of 2000. Production in the third quarter of 2000 was reduced by the impact of the scheduled maintenance shutdown at the Company's Halsey pulp mill, and production in the second quarter of 2000 was affected by the scheduled maintenance downtime at the Company's Harmac pulp mill. Average production costs per ton of pulp increased in the third quarter of 2000 compared with the same quarter last year, primarily the result of higher fiber costs. Reduced availability of wood chips due to anticipated sawmill downtime in the fourth quarter of 2000 may lead to upward pressure on chip pricing. After subtracting chips produced by the Company's sawmills, the Company is a net buyer of approximately 200 thousand bone dry units ("BDU's") of fiber per quarter. Potentially higher costs associated with this fiber could approximate $5 per BDU or an additional $1 million in production costs in the fourth quarter of 2000.

Cost of sales for wood products in the third quarter of 2000 decreased 12 percent compared with the third quarter of 1999 due primarily to a decrease in sales volume. Lumber production totaled 117.7 million board feet in the third quarter of 2000 compared with 149.4 million board feet in the same period of last year and 158.6 million board feet in the second quarter of 2000. Quota costs under the SLA are anticipated to cause additional downtime in the fourth quarter of 2000, estimated to negatively affect fourth quarter pre-tax income by approximately $1.0 million to $1.5 million.

Selling, general and administrative expenses ("SG&A") for the first nine months of 2000 totaled $21.0 million compared with $18.6 million in the same period of 1999. SG&A expenses in the third quarter and on a year-to-date basis for 2000 included higher levels of costs related to employee incentive plans linked to the Company's financial performance and legal fees related to the Company's NAFTA claim against the Canadian Government.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2000, operations generated cash of $64.4 million compared with $36.5 million in the first nine months of 1999. Income in the third quarter of 2000 before interest, taxes, depreciation and amortization ("EBITDA") was $25.2 million, compared with $24.7 million in the third quarter of 1999 and $27.8 million in the second quarter of 2000. In the first nine months of 2000, accounts receivable decreased primarily due to lower lumber sales prices. Net cash provided by inventories related to reductions in saw log, pulp raw materials and pulp finished goods inventories. Net cash used for the decrease in accounts payable and accrued liabilities related mainly to Canadian stumpage payments and normal fluctuations in accrued payroll related liabilities.

The Company invested $41.1 million in capital projects in the first nine months of 2000 and estimates that total 2000 capital spending will approximate $48 million to $49 million. Costs to complete the chlorine dioxide capital projects at the Halsey pulp mill, expected to be completed in the fourth quarter of 2000, are anticipated to be approximately $29.9 million in 2000. Other capital projects are expected to total $19 million in 2000. These capital projects relate primarily to maintenance of existing operations and include a limited number of relatively small, high-return projects. The Company anticipates capital spending of approximately $20.0 million in 2001.

In July 2000, the Board of Directors authorized the repurchase of an additional one million common shares, for a total authorization of three million shares, through open market purchases and privately negotiated transactions. During the first nine months of 2000, the Company purchased 636,100 shares for $10.4 million. In October 2000, the Company purchased an additional 188,800 shares for $2.6 million. Through October 2000, the Company has repurchased a total of 1,254,500 shares since November 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words "believes", "anticipates", "could" and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may differ materially from such forward-looking statements. Factors that may result in such variances include, but are not limited to the following:

CYCLICAL OPERATING RESULTS AND PRODUCT PRICING
The Company's financial performance is principally dependent on the prices it receives for its products. Prices for the Company's products are highly cyclical and have fluctuated significantly in the past and may fluctuate significantly in the future. Pulp prices increased significantly in the first nine months of 2000 relative to the same period of 1999. Lumber prices reached a cyclical peak in the third quarter of 1999 and have declined since then. No assurance can be given as to the sustainability of the recent pulp price improvements.

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

The Company's primary products are commodities, resulting in extreme price competition. The global demand for pulp in the first nine months of 2000 exceeded supply, and pulp prices increased as a result. Demand for pulp has begun to slacken in the fourth quarter of 2000. Prices for lumber have declined from the beginning of this year as the result of a higher level of imported lumber into the U.S. due to the strong U.S. dollar, rising U.S. interest rates and oversupply of lumber due to producer productivity gains. The Company's industries are capital-intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover marginal costs. This has also caused substantial price competition and volatility and, as a result, the Company generated net losses from continuing operations in its pulp operations segment as recently as 1999.

RISKS OF INTERNATIONAL BUSINESS
In general, the Company's sales are subject to the risks of international business, including:

     - fluctuations in foreign currencies relative to the U.S. dollar;
     - changes in the economic strength of the countries in which it does business;
     - trade disputes;
     - changes in regulatory requirements;
     - tariffs and other barriers; and
     - quotas, duties, taxes and other charges or restrictions upon exportation and importation.

Beginning in mid-1999, pulp prices increased steadily through mid-2000 as a result of strong paper demand and reduced world-wide pulp inventories. Pulp prices flattened at the end of the third quarter of 2000 due to increases in worldwide pulp production and concerns over falling paper producers' profit margins. Additionally, the 1998 economic crisis in Asia softened demand for wood and pulp products in that region and, as a result, producers for the Asian markets redirected their products to other regions. Weakness in Asian markets eroded worldwide pricing for the Company's products, indirectly adversely affecting its financial results. Asian markets have since strengthened, but if these markets worsened, it could have a material adverse effect on the Company's financial condition and results of operations.

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

Supply of softwood fiber (wood chips and sawdust), particularly in the quantities necessary to support world-scale pulp production facilities, fluctuates in the Pacific Northwest. In the last decade, Pacific Northwest log availability has been reduced, lumber and plywood mills have shut down and the volume of lower cost residual chips has dropped correspondingly. Pulp mills that require wood chips as the primary source of raw material may have to rely on additional higher cost supply sources which produce chips directly from pulpwood and/or deliver from greater distances. To provide an adequate supply of wood fiber for its Halsey, Oregon mill, the Company has expanded its capability of using sawdust as a raw material for a significant portion of the production and diversified its suppliers of fiber.

The Company's pulp mill in British Columbia (Harmac) has a long-term fiber supply agreement with Weyerhaeuser Company Limited (Weyerhaeuser) that provides for 1.7 million cubic meters of fiber per year through 2019. Fiber is purchased at market or at prices determined under a formula intended to reflect fair market value of the fiber and which takes into account the net sales value of pulp sold by Harmac. The failure by Weyerhaeuser to produce the required fiber pursuant to this contract could have a material adverse effect on the Company as a whole. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Weyerhaeuser. There can be no assurance that the Company will be able to obtain an adequate supply of softwood fiber for its pulp operations.

DEPENDENCE ON A SINGLE CUSTOMER FOR THE HALSEY, OREGON PULP MILL
Approximately 32% of the pulp produced by the Halsey, Oregon pulp mill is sold to Grays Harbor Paper Company pursuant to a long-term contract. Loss of this key customer would have a material adverse impact on the Company if replacement buyers could not be secured on a timely basis.

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

In March 1999, the Company filed under the North American Free Trade Agreement a claim against the Canadian Government. In its claim, the Company asserted that its duty-free export quota volume has been unfairly allocated and then unfairly reduced since the agreement came into effect. A merits hearing with the appointed arbitration panel took place on May 1, 2000, with a partial decision on the case rendered in June 2000. The next hearing has been scheduled for November 14, 2000. There can be no assurance as to when the claim will be ultimately resolved. The Canadian Softwood Lumber Agreement expires in 2001 and the Company cannot predict whether the agreement will be renewed or what the terms of any renewed agreement might be.

GLOBAL COMPETITION
The markets for the Company's products are highly competitive on a global basis, with a number of major companies competing in each market and with no company holding a dominant position. For both lumber and pulp, the industry is highly competitive, with a large number of companies producing products that are reasonably standardized. Many of the Company's competitors have substantially greater financial resources than it does. Some of its competitors may have the advantage of not being affected by fluctuations in the value of the Canadian dollar. While the principal basis for competition is price, the Company also competes to a lesser extent on the basis of quality and customer service.

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

The Company may incur substantial costs to comply with current requirements or new environmental laws that might be adopted. In addition, the Company may discover currently unknown environmental problems or conditions that may or may not require remediation. Any such event could have a material adverse effect on its business, financial condition, and results of operations and cash flows. The Company has spent significant amounts of money in the past to comply with environmental regulations and expects that it will have to spend money in the future. The Company has established reserves based on current information to address known environmental liabilities. Additional significant expenditures could be required if the law changes or new information is discovered, and those expenditures could have a material adverse effect on its financial condition.

In April 1998, the U.S. Environmental Protection Agency published regulations known as the "Cluster Rules" establishing standards and limitations for air and water emissions by pulp mills. The capital costs to comply with these regulations at the Halsey pulp mill are anticipated to total approximately $42.7 million, with compliance required by the first quarter of 2001. The Company has spent $39.5 million of the total expected costs as of September 30, 2000.

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

FINANCIAL LEVERAGE
The Company's long-term debt as a percentage of total capitalization at September 30, 2000 was 43 percent and net debt to total capitalization was 38 percent. While the Company's current leverage level is not unusual for the forest products and pulp industries, an increase in leverage would increase its financial risk by (i) potentially increasing the cost of additional financing for working capital, capital expenditures and other purposes, and (ii) increasing the amount of cash flow dedicated to the payment of interest and principal.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has significant operations in Canada and, therefore, is exposed to foreign currency rate risk. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive affect on the cost of operating in Canada but has a negative foreign currency translation effect. Conversely, a strengthening of the Canadian dollar would have the opposite effect.

The Company's investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $178 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $18 million at September 30, 2000. Any loss in fair value would be reflected as a cumulative translation adjustment and would not reduce reported net income of the Company.

The Company is exposed to foreign currency transaction gains and losses on the translation of U.S. dollar denominated intercompany borrowings, cash and accounts receivable of its Canadian subsidiary and Canadian dollar denominated intercompany loans made by the parent company. Transaction gains and losses were not material to the results for Company's 2000 or 1999 periods.

Changes in interest rates affect fixed and variable rate debt differently. A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. The Company's debt is primarily fixed rate and, therefore, net income is not materially affected when market interest rates change.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) EXHIBITS

         27.1  Financial data schedule.

The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.

     (b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             POPE & TALBOT, INC.
                                       ------------------------------
                                                 Registrant



Date:    November 13, 2000             /s/  Maria M. Pope
                                       ------------------------------
                                       Maria M. Pope
                                       Vice President and
                                       Chief Financial Officer