Form 10-K405
period 2000-12-31
POPE & TALBOT INC /DE/
filed 2001-03-16
CIK 311871

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________________.

                         Commission File Number 1-7852

                              POPE & TALBOT, INC.
                              -------------------
            (Exact name of registrant as specified in its charter)

                               Delaware                                           94-0777139
         -----------------------------------------------------------------------------------------------
          (State or other jurisdiction of incorporation or            (IRS Employer Identification No.)
          organization)

          1500 SW 1st Avenue, Portland, Oregon                                       97201
          -------------------------------------------------------------------------------------------------
          (Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code  (503) 228-9161
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                                Name of each Exchange on which registered
----------------------------------------------------------------------------------------------------
  Common Stock, par value $1.00                      New York Stock Exchange, Pacific Stock Exchange
  Rights to purchase Series A Junior
    Participating Cumulative Preferred Stock         New York Stock Exchange, Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The aggregate market value of voting stock held by nonaffiliates of the registrant is $180,393,263 as of March 2, 2001 ($13.75 per share).


                                  13,866,689
--------------------------------------------------------------------------------
      (Number of shares of common stock outstanding as of March 2, 2001)


Part I and Part II incorporate specified information by reference from the annual report to shareholders for the year ended December 31, 2000. Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders to be held on April 26, 2001.

                                    PART I

     Statements in this report and the documents incorporated herein by reference that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on present information the Company has related to its existing business circumstances and involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from such forward-looking statements. In addition to specific factors that may be described in connection with any particular forward-looking statements, factors that could cause actual results to differ materially include those set forth under "Factors That May Affect Future Results" in the Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 2000. Unless required by law, the Company does not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, readers should carefully review the reports and documents the Company files from time to time with the Securities and Exchange Commission, particularly its Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1.   Business

Introduction

     Pope & Talbot, Inc. (the Company) is engaged principally in the wood products and pulp products businesses. The Company's wood products business involves the manufacture and sale of standardized and specialty lumber and residual wood chips. In its pulp products business, the Company manufactures and sells bleached kraft pulp for newsprint, tissue and high-grade coated and uncoated paper. The businesses in which the Company is engaged are extremely competitive, and a number of the Company's competitors are substantially larger than the Company with correspondingly greater resources.

     Until the sale of the tissue business in March 1998, the Company produced a line of private label consumer tissue products including towels, napkins, bathroom tissue and facial tissue. Also, until the February 1996 sale of the diaper business, the Company produced disposable diaper products. These products were sold under private and controlled labels. The tissue business results for 1998 were shown as discontinued tissue operations. Revenues for the two months of 1998 operations were $8.3 million. For further information regarding the Company's discontinued operations, see Note 11 of "Notes to Consolidated Financial Statements" in the Company's 2000 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

     Since the mid-1980s, the Company has reduced its dependency on timber from the Pacific Northwest, where environmental concerns have sharply restricted the availability of and increased the cost of public timber. At the same time, the Company increased its operations in regions presently having more stable timber supplies, particularly in British Columbia and to a lesser extent the Black Hills region of South Dakota. In 1985, the Company distributed its timber and land development properties in the State of Washington to its shareholders through interests in a newly formed master limited partnership, Pope Resources. In 1989, the Company sold its Oregon sawmill, and the Company has since sold its remaining Oregon timberlands. In 1992, the Company acquired a sawmill in Castlegar, British Columbia and related timber cutting rights. At the end of 1995, the Company permanently closed its Port Gamble, Washington sawmill. The small, 30 million board foot sawmill in Newcastle, Wyoming was closed in the third quarter of 2000. The Company currently operates four sawmills.

     In the late 1970s, the Company expanded into the pulp business with the purchase of the Halsey, Oregon pulp mill. The Halsey mill produces bleached kraft pulp which is sold to writing paper, tissue and newsprint manufacturers in the U.S., Europe and Asia.

     On November 8, 1999, the Company acquired the remaining minority interest in Harmac Pacific Inc. (Harmac). Through a number of purchases in 1997 and 1998, the Company previously acquired a 60 percent ownership interest in Harmac. The Harmac acquisition was accounted for as a step purchase transaction, and the results of operations of Harmac have been included in the consolidated financial statements from February 2, 1998. Harmac, which was publicly traded on the Toronto, Vancouver and Montreal stock exchanges, operated a pulp mill located on the east coast of Vancouver Island at Nanaimo, British Columbia, Canada.

     During 2000, the Company undertook several strategic initiatives aimed at improving shareholder returns. These initiatives are described more fully under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Shareholders. The Company used its available cash balances and cash provided from operations to reduce debt, increase the common dividend and repurchase common stock. The Company ended the year with a ratio of total debt to total capital of 42 percent, compared with 44 percent at year-end 1999. Cash was also used to bring the Halsey, Oregon pulp mill into compliance with current environmental regulations. In the fourth quarter of 2000, the chlorine dioxide capital project at the Halsey mill was completed at a total expected cost of $38.6 million. These expenditures, combined with other small, high return capital projects, are anticipated to result in significant cost savings going forward.



Wood Products Business

     The Company's wood products business involves the manufacture and sale of boards and dimension lumber. Total estimated annual capacity approximates 595 million board feet. Wood chips and other similar materials obtained as a by-product of the Company's lumber operations are also sold. During the last three years, revenues from lumber sales were approximately 85 percent or more of total wood products revenues with the balance of revenues from the sale of logs and wood chips. The principal sources of raw material for the Company's wood products operations are timber obtained through long-term cutting licenses on public lands, logs purchased on open log markets, timber offered for sale via competitive bidding by federal agencies and timber purchased under long-term contracts to cut timber on private lands.

     Approximately 80 percent of the Company's current lumber capacity is located in British Columbia, Canada and 20 percent in the Black Hills region of South Dakota. In Canada, timber requirements are obtained primarily from the Provincial Government of British Columbia under long-term timber harvesting licenses which allow the Company to remove timber from defined areas annually on a sustained yield basis. The Provincial Government of British Columbia has the authority to modify prices and harvest volumes at any time. Under the provincial stumpage pricing formula, wood costs are based on a relationship to end-product prices. Approximately 20 to 25 percent of the Company's Canadian log requirements are purchased in the open market. In the Black Hills, the Company obtains its timber from various public and private sources under long-term timber harvesting contracts in addition to buying logs in the open market. Under these Black Hills contracts, prices are subject to periodic adjustment based upon formulas set forth therein.

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

     The Company's forest operations are primarily carried out on public forestlands under forest licenses. Many of these lands are subject to the constitutionally protected treaty or common law rights of the First Nations People of Canada. For historical reasons, most of the lands in British Columbia are not covered by treaties and, as a result, the claims of British Columbia's First Nations People relating to these forest resources are largely unresolved. Such claims may, in the future, result in: a decrease in the lands available for forest operations under British Columbia licenses, including under the Company's licenses and contracts; additional restrictions on the sale and harvest of timber on British Columbia timberlands; and an increase in operating costs. Such claims could also affect timber supply and prices. The Company believes that such claims will not have a significant effect on the Company's timber requirements in year 2001, although they may have such an effect in the future.

     During 1996, U.S. and Canadian trade negotiators reached an agreement, the Canada-U.S. Softwood Lumber Agreement (SLA), establishing volume quotas on Canadian softwood lumber shipments to the U.S. Based on this agreement, as amended by Canada and the United States on August 26, 1999, Canadian lumber producers in certain provinces are assigned quotas of lumber volumes which may be shipped to the U.S. tariff-free. Incremental volumes are subject to a three-tier tariff of $53 per thousand board feet, $106 per thousand board feet and $146 per thousand board feet. The first annual period subject to quotas and tariffs ended March 31, 1997. The Company's tariff-free volume was reduced by
11.4 million board feet from 1996/1997 fiscal year to the 1997/1998 fiscal year, and then by another 11.6 million board feet for the 1998/1999 fiscal year. The tariff-free volume was essentially unchanged from 1998/1999 to 1999/2000. Although the Company's volume at the $53 tariff was reduced by 4.1 million board feet for 1999/2000, the volume at the $106 tariff was limited (previously it was unlimited) and the additional tier at $146 per thousand board feet was added. For the 2000/2001 period, the volumes were essentially unchanged and the tariff rates were increased to $54, $108 and $148 per thousand board feet, respectively. The net impact of these changes has been to increase tariff fees paid to the Government of Canada and/or reduce production (by increasing downtime) at the Company's British Columbia sawmills. During 2000, 1999 and 1998, the Company expensed tariff charges of approximately $.2 million, $7.1 million, and $2.9 million, respectively, related to shipments from the Company's British Columbia sawmills into the U.S. Because of the SLA, the Company took several shutdowns during 2000, 1999 and 1998. The Company continually evaluates the need for temporary shutdowns in balancing the economics of the SLA, sales prices and production costs. On April 1, 2001, the SLA expires and the Company cannot predict whether the agreement will be renewed or what the terms of any renewed agreement might be.

     Marketing and Distribution.  The Company's lumber products are sold
     --------------------------
primarily to wholesale distributors. Wood chips produced by the Company's sawmills are sold to manufacturers of pulp and paper in the U.S. and Canada. Logs not suitable for consumption in the Company's sawmills are sold to other U.S. and Canadian forest products companies.

     Marketing of the Company's wood products is centralized in its Portland, Oregon office. Although the Company does not have distribution facilities at the retail level, the Company does utilize several reload facilities around the U.S. to assist in moving the product closer to the customer. The Company sold wood products to numerous customers during 2000, the ten largest of which accounted for approximately 42 percent of total wood products sales.

     Backlog.  The Company maintains a minimal finished goods inventory of wood
     -------
products. At December 31, 2000 orders were approximately $3.3 million compared with approximately $5.4 million at December 31, 1999. This backlog represented an order file for the Company which generally would be shipped within approximately one month.

     Competition.  The wood products industry is highly competitive, with a
     -----------
large number of companies producing products that are reasonably standardized. There are numerous competitors of the Company that are of comparable size or larger, none of which is believed to be dominant. The principal means of competition in the Company's wood products business are pricing and the ability to satisfy customer demands for various types and grades of lumber.

     For further information regarding amounts of revenue, operating profit and other financial information attributable to the wood products business, see Note 13 of "Notes to Consolidated Financial Statements" in the Company's 2000 Annual Report to Shareholders. Such information is incorporated herein by reference.

Pulp Products Business

     The Company owns a pulp mill located in Halsey, Oregon (the Halsey mill) and a pulp mill in Nanaimo, British Columbia (the Harmac mill). The Halsey mill, with a capacity of approximately 200,000 metric tons, produces bleached kraft pulp which is sold in various forms to printing and writing paper, tissue, and newsprint manufacturers in the Pacific Northwest and in the open market. In conjunction with the fiber acquisition program for the Halsey pulp mill, the Company brokers wood chips for sale primarily into the export market. The Harmac mill supplies pulp to all sectors of the paper market, ranging from newsprint and tissue to high-grade coated and uncoated paper products.

     With a current annual capacity of approximately 400,000 metric tons, the Harmac mill is one of the largest producers of market pulp in Canada. The Harmac mill manufactures a wide range of high-quality kraft pulp made from custom blends of western hemlock, balsam, western red cedar and Douglas fir. The Harmac mill's products are marketed globally through sales offices in Portland, Oregon and Brussels, Belgium and through agency sales offices around the world.

     The Company has a long-term fiber supply agreement for the Harmac mill with Weyerhaeuser Company Limited (Weyerhaeuser) that provides for 1.7 million cubic meters of fiber per year through 2019. Under this contract, fiber is purchased at market, or at prices determined under a formula intended to reflect fair market value of the fiber, and which takes into account the net sales value of pulp sold by the Harmac mill. To run the Harmac mill at full capacity, additional fiber is required to supplement the base supply from Weyerhaeuser.

     Weyerhaeuser has agreed that it will supply, in addition to the minimum volumes to which it is committed under the Chip and Pulp Log Supply Agreement, the fiber required to fulfill the balance of the Harmac mill's operating requirements, provided that such fiber is available in the market without detriment to Weyerhaeuser's own operations. In addition, the Company has entered into arrangements with other independent fiber suppliers to provide pulp fiber incremental to that provided by Weyerhaeuser. Finally, improved utilization and recovery of available raw materials, through means such as the chip conditioning system completed in 1998, aids in fiber utilization and quality. To a limited degree, the Harmac mill also acquires wood chips from the Company's Canadian sawmills.

     The availability of softwood fiber (wood chips and sawdust), particularly in the quantities necessary to support world-scale pulp facilities, fluctuates in the Pacific Northwest. The Company had access to more than adequate supplies of fiber during 1999 and 2000. Substantially all of the Company's wood chip and sawdust requirements for the Halsey pulp mill are satisfied through purchases by the Company from third parties. The Company has long-term chip supply contracts with sawmills in the Pacific Northwest. To provide an adequate supply of wood fiber for the mill, the Company has expanded its capability of using sawdust as a raw material for a significant portion of the production. Additionally, the Company continues to use an expanded geographic base to maintain an adequate supply of chips for the approximately 30 to 40 percent of the pulp mill's production which remains based on softwood chips. The Company believes that, based on existing wood chip and sawdust availability both within the Willamette Valley region of Oregon and from other sources, fiber resources will be adequate for the Company's requirements at the Halsey pulp mill in the foreseeable future.

     The Company has an agreement with Grays Harbor Paper L.P. (Grays Harbor), under which the Halsey mill supplies pulp to the Grays Harbor writing grade paper mill. Grays Harbor is currently experiencing difficulties and has reduced its pulp purchases from the Company. Grays Harbor purchased approximately 52,000 metric tons, 66,000 metric tons and 60,000 metric tons of pulp from the Company in 2000, 1999 and 1998, respectively. A significant portion of the output from the paper mill is sold to Weyerhaeuser. In the event that the paper mill's sales to this customer are adversely impacted for any reason, sales of the Company's pulp may be adversely impacted.

     Marketing and Distribution.  The Company utilizes its own sales force and
     --------------------------
pulp brokers to sell its pulp products to paper manufacturers worldwide. In 2000, approximately 44 percent of the pulp segment's revenues were derived from sales to Europe, 27 percent to North America and 28 percent to Japan and other Pacific Rim countries. Sales in 2000 to Grays Harbor represented 8 percent of pulp revenues and the remaining nine largest pulp customers accounted for an additional 43 percent of pulp revenues.

     In 2000, approximately 65 percent of pulp products were sold to customers at market prices under long-term or "evergreen" contracts, renewable each year. The balance of the mills' pulp is sold on a spot basis. By establishing and maintaining long-term contractual relationships, the Company is better able to forecast and regulate production than would be the case if it relied entirely on the spot markets.

     Backlog.  The Company's pulp customers either enter into contracts for
     -------
periods of one to three years or purchase products without obligation for future purchases. The contractual customers provide the Company with annual estimates of their requirements, followed by periodic orders based on more definitive information. As of December 31, 2000, the Company's backlog of orders believed to be firm for both contractual and non-contractual customers was $82.9 million compared with $77.5 million at December 31, 1999. The backlog of pulp orders at year-end represents orders which will be filled in the first quarter of the following year.

     Competition.  The pulp industry is highly competitive, with a substantial
     -----------
number of competitors having extensive financial resources, manufacturing expertise and sales and distribution organizations, many of which are larger than the Company, but none of which is believed to be dominant. Canada and the Nordic countries produce substantially more market pulp than they consume, with the surplus being sold in Western Europe, the United States and Japan and other Asian countries. Canada, Finland, Norway and Sweden are the principal suppliers of northern bleached softwood kraft pulp to world markets. The United States is a large exporter of hardwood and southern softwood pulp, as well as a significant importer of northern bleached softwood kraft pulp. Latin America also exports both hardwood and softwood pulp.

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

     For further information regarding amounts of revenue, operating profit and loss and other financial information attributable to the pulp products business, see Note 13 of "Notes to Consolidated Financial Statements" in the Company's 2000 Annual Report to Shareholders. Such information is incorporated herein by reference.

Environmental Matters

     The Company is subject to federal, state, provincial and local air, water and land pollution control, solid and hazardous waste management, disposal and remediation laws and regulations in all areas where it has operations. Compliance with these laws and regulations generally requires operating costs as well as capital expenditures. It is difficult to estimate the costs related solely to environmental matters of many capital projects which have been completed in the past or which may be required in the future. Changes required to comply with environmental standards will affect other areas such as facility life and capacity, production costs, changes in raw material requirements and costs and product value. In April 1998, the Environmental Protection Agency
(EPA) published regulations establishing standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act. These regulations are collectively referred to as the "Cluster Rules." The Company's exposure to these regulations relates to the Company's Halsey pulp mill. Compliance with certain portions of the Cluster Rules is required by April 1, 2001 with other portions not required until 2002 and 2006. The upgrade of the Halsey mill, begun in 1998, required to comply with the first two portions of the Cluster Rules was completed in November 2000 at a total anticipated cost of $38.6 million, with approximately $2.8 million of cash payments to be made in 2001 for the work completed in 2000.

     Based on its understanding of future environmental compliance standards, the Company's expenditures for such purposes are currently estimated to not be significant in 2001. However, the ultimate outcome of future compliance is uncertain due to various factors such as the interpretation of environmental laws, potential introduction of new environmental laws and evolving technologies.

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

     The major environmental issues for pulp producers in coastal British Columbia are the management of wastewater, air emissions and solid waste in compliance with the extensive body of applicable environmental protection laws and regulations. The Harmac mill has in place a comprehensive environmental management program, comprising modern pollution abatement and control technologies, detailed operating procedures and practices, early warning systems, scheduled equipment inspections and emergency response planning. Regular independent audits ensure that the environmental program is being implemented effectively and that all regulated requirements are being met.

     Current legislation requires all pulp mills in British Columbia to eliminate the discharge of chlorinated organic compounds by December 31, 2002. Currently, the cost of available technology to eliminate all chlorinated organic compounds at kraft pulp mills is prohibitive. The British Columbia government, industry and other stakeholders are engaged in discussion to resolve this issue.

If the current legislation is not amended, substantially all of the chemical pulp mills in British Columbia would likely be required to be closed, which would have a material adverse effect on the Company.

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

Employees

     At December 31, 2000, the Company employed 1,985 employees of whom 1,577 were paid on an hourly basis and a majority of which were members of various labor unions. Approximately 59 percent of the Company's employees were associated with the Company's wood products business, 39 percent were associated with the Company's pulp business and the balance consisted of corporate management, marketing and administration personnel.

Geographic Areas

     For information regarding the Company's revenues and long-lived assets by geographic area, see Note 13 of "Notes to Consolidated Financial Statements" in the Company's 2000 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 2.   Properties

     The Company leases 38,000 square feet of office space in Portland, Oregon for its corporate administrative and sales functions.

Wood Products Properties

     The following tabulation briefly states the location, character, capacity and 2000 production of the Company's lumber mills:

-----------------------------------------------------------------------------------------
                                        Estimated Annual                 2000
     Location                               Capacity                 Production/(3)/
     -------------------------------------------------------------------------------
     Spearfish, South Dakota          120,000,000 bd. ft./(1)/    110,000,000 bd. ft.
     Grand Forks, British Columbia     85,000,000 bd. ft./(2)/     80,000,000 bd. ft.
     Midway, British Columbia         160,000,000 bd. ft./(2)/    158,000,000 bd. ft.
     Castlegar, British Columbia      230,000,000 bd. ft./(2)/    212,000,000 bd. ft.
-----------------------------------------------------------------------------------------


/(1)/Based on operating two shifts, five days per week for the Spearfish, South
     Dakota lumber mill.

/(2)/Based on operating two shifts, five days per week for the Midway and Castlegar, British Columbia mills and one shift, five days per week for the Grand Forks, British Columbia mill. These capacities reflect reduced operations resulting from tariffs under the 1996 Canada-U.S. Softwood Lumber Agreement.

/(3)/Wood chips are produced as a result of the operation of the Company's lumber mills. It is estimated that the aggregate annual capacity for such production is 300,000 bone-dry units. In 2000, 280,000 bone-dry units were produced.

     The Company believes that its wood products manufacturing facilities are adequate and suitable for current operations. The Company owns all of its wood products manufacturing facilities. The Company's Newcastle, Wyoming sawmill was closed in July 2000.

Pulp Products Properties

     The Company owns a bleached kraft pulp mill near Halsey, Oregon, with an estimated production capacity of 200,000 metric tons. In 2000, 178,000 metric tons of pulp were produced. The Harmac pulp mill is located on a site owned by the Company in Nanaimo on the east coast of Vancouver Island in British Columbia. The Harmac pulp mill has an annual capacity of 400,000 metric tons of NBSK pulp and produced 385,000 metric tons in 2000. The Company believes that its pulp facilities are adequate and suitable for current operations.

Item 3.   Legal Proceedings

     The Oregon Department of Environmental Quality (ODEQ), based on detection of possible creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company requires further action. Accordingly, the Company and the local governmental owner agreed in a Consent Order with ODEQ to investigate the site and determine an appropriate remedy. The Company is currently participating in the investigation phase of this site with remediation and monitoring to occur over an extended future time period. Based on preliminary findings, the Company has established a reserve in the amount of $4.7 million representing the low end of the range of estimated future remediation and monitoring costs at this site. Factors outside the Company's control could cause the costs to be substantially greater and the Company's recorded estimate of its obligation may change.

     The Washington Department of Ecology (WDOE) requested that the Company undertake an assessment to determine whether and to what extent the Company's former mill site at Port Gamble, Washington may be contaminated. Further, WDOE requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. These activities were completed during 1999. Future regulatory developments and investigation findings regarding sediments may indicate remediation will be necessary. Based on preliminary findings, the Company has established a reserve in the amount of $6.8 million representing the low end of the range of estimated future remediation and monitoring costs at this site. Factors outside the Company's control could cause the costs to be substantially greater and the Company's recorded estimate of its obligation may change.

     The Company has tendered the defense of the above environmental claims to a number of insurance carriers which issued comprehensive general liability policies to the Company from 1959 to 1992. In 1995, the Company filed a declaratory judgment action to obtain a decision that the insurance carriers were obligated to defend the Company and indemnify it for any environmental liabilities incurred as a result of certain operations of the Company during that period. The Company expects that the case will be tried, if necessary in the year 2002. The Company has concluded settlements with several insurance carriers and is engaged in settlement discussions with other insurance carriers. If it is determined that the insurance carriers are obligated to pay the Company's defense and indemnity claims, there are more than sufficient policy limits available to meet the Company's estimated liabilities. The Company believes recovery under these policies is probable and has recorded receivables in amounts it has deemed highly probable of realization. It is possible the Company's recorded estimate of receivables may change.

     In March 1999, the Company filed a claim under Chapter 11 of the North American Free Trade Agreement (NAFTA) against the Canadian Federal Government. The complaint arises from the Company's assertion that its duty-free export quota under the Canada-U.S. Softwood Lumber Agreement was unfairly allocated and then reduced after the agreement came into effect. The NAFTA contains a special process that permits NAFTA investors who have been harmed by government actions which are inconsistent with the provisions of NAFTA's Investment Chapter to seek compensation before an impartial international arbitration panel. In June 2000, the international arbitration panel appointed to hear this claim dismissed two of the Company's claims and asked for a subsequent hearing on two other claims by the Company. The arbitration panel met in November 2000 and indicated no further information from the parties was to be requested and that the panel will now decide the case. There can be no assurance as to when the claim will be resolved.

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

     EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

     In addition to the executive officers who are also directors of the Company, the following executive officers are not directors:

     Angel M. Diez, age 55, was promoted to Vice President - Division Manager, Pulp Products in February 2001. Mr. Diez has been with Pope & Talbot since 1992 as Vice President - Sales and Marketing, Pulp Products. Prior to joining Pope & Talbot, he held positions with Perry H. Koplik & Sons, Inc., Publishers Paper and Boise Cascade.

     Abram Friesen, age 58, has been Vice President - Division Manager, Wood Products since February 1996. From 1987 to 1996, Mr. Friesen was President of Pope & Talbot Ltd., a wholly-owned subsidiary of the Company.

     Maria M. Pope, age 36, has been Vice President, Chief Financial Officer and Secretary since May 1999. From April 1998 to May 1999, Ms. Pope was the Company's Treasurer and Secretary. Prior to becoming Secretary and Treasurer, Ms. Pope was Planning and Budgeting Manager for the Company upon joining the Company in 1995. Ms. Pope previously worked for Levi Strauss & Co. and Morgan Stanley & Co., Inc. Ms. Pope is the daughter of Peter T. Pope, former Chairman of the Board of the Company and a director of the Company.

                                    PART II

Item 5.   Market for the Company's Common Stock and Related Security Holder
          Matters

     Pope & Talbot, Inc. common stock is traded on the New York and Pacific stock exchanges under the symbol POP. The number of registered shareholders at year-end 2000 and 1999 were 823 and 1,049, respectively. Additional information required by Item 5 of Part II is presented in the table entitled "Quarterly Financial Information" on page 30 of the Company's 2000 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 6.   Selected Financial Data

     Information required by Item 6 of Part II is presented in the table entitled "Five Year Summary of Selected Financial Data" on page 8 of the Company's 2000 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by Item 7 of Part II is presented on pages 9 through 15 of the Company's 2000 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by Item 7a of Part II is presented on page 13 of the Company's 2000 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

     The report of independent public accountants and consolidated financial statements are presented on pages 15 through 29 of the Company's 2000 Annual Report to Shareholders. Such information is incorporated herein by reference. Additionally, the required supplementary quarterly financial information is presented on page 30 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers

     The information required by Item 10 of Part III is presented as a separate item entitled "Executive Officers of the Registrant Who are Not Directors" in
Part I, Item 4 of this Report on Form 10-K and under the items entitled "Certain Information Regarding Directors and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 26, 2001. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

     The information required by Item 11 of Part III is presented under the items entitled "Director Remuneration" and "Executive Compensation and Other Information" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 26, 2001. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 of Part III is presented under the items entitled "Security Ownership of Management" and "Beneficial Ownership of Over 5% of Pope & Talbot Common Stock" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on April 26, 2001. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Not applicable

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements
          --------------------

                                                                                  Annual Report to
                                                                                    Shareholders
          ------------------------------------------------------------------------------------------
          Report of Independent Public Accountants                                             15
          Consolidated balance sheets at December 31, 2000                                     16
               and 1999
          Consolidated statements of income for each of the                                    17
               three years in the period ended December 31, 2000
          Consolidated statements of stockholders' equity for                                  18
               each of the three years in the period ended
               December 31, 2000
          Consolidated statements of cash flows for each of the                                19
               three years in the period ended December 31, 2000
          Notes to consolidated financial statements                                        20-29

          The consolidated financial statements listed above are included in the Annual Report to Shareholders of Pope & Talbot, Inc. for the year ended December 31, 2000. With the exception of the items referred to in Items 1, 5, 6, 7, 7a and 8, the 2000 Annual Report to Shareholders is not to be deemed filed as part of this report.

          The report of PricewaterhouseCoopers LLP on the financial statements of Harmac as of and for the year ended December 31, 1998, which report has been relied upon by Arthur Andersen LLP in their report listed above, is filed as
Exhibit 99.1 to this Form 10-K.

(a)(2)    Schedules
          ---------

          All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the related schedule, or because the information required is included in the financial statements and notes thereto.

(a)(3)    Exhibits
          --------

          The following exhibits are filed as part of this annual report.

Exhibit No.
-----------

          3.1. Certificate of Incorporation, as amended. (Incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

          3.2. Bylaws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

          4.1. Indenture, dated June 2, 1993, between the Company and Chemical Trust Company of California as Trustee with respect to the Company's 8-3/8% Debentures due 2013. (Incorporated herein by reference to Exhibit 4.1 to the Company's registration statement on Form S-3 filed April 6, 1993).

          4.2. Rights Agreement, dated as of April 3, 1998, between the Company and ChaseMellon Shareholder Services, L. L. C., as rights agent. (Incorporated herein by reference to Exhibit
                    4.1 to the Company's Current Report on Form 8-K filed on April 7, 1998).

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

          10.1.     Executive Compensation Plans and Arrangements
                    ---------------------------------------------

          10.1.1.   Employee Stock Option Plan.

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

          10.1.5. Form of Severance Pay Agreement among the Company and certain of its executive officers. (Incorporated herein by reference to Exhibit 10.1.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

          10.1.6.   1996 Non-Employee Director Stock Option Plan.

          10.1.7. Special Non-Employee Director Stock Retainer Fee Plan. (Incorporated herein by reference to Exhibit 99.5 to the Company's Form S-8 filed on February 22, 1999).

          10.1.8. Split Dollar Life Insurance Agreement between the Company and Maria M. Pope, as trustee of the Pope Grandchildren's Trust, dated December 21, 1999. (Incorporated herein by reference to Exhibit 10.1.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

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

          13.1. Portions of the Annual Report to Shareholders for the year ended December 31, 2000 which have been incorporated by reference in this report.

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

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the three months ended December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 16th day of March, 2001.

                                                  POPE & TALBOT, INC.

                                                  By:/s/ Michael Flannery
                                                     ---------------------------
                                                     Michael Flannery
                                                     Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2001, by the following persons on behalf of the registrant and in the capacities indicated.

                                            Chairman of the Board, President
/s/ Michael Flannery                        and Chief Executive Officer
-------------------------------------     -----------------------------------------
Michael Flannery

/s/ Gordon P. Andrews                       Director
-------------------------------------     -----------------------------------------
Gordon P. Andrews

/s/ Hamilton W. Budge                       Director
-------------------------------------     -----------------------------------------
Hamilton W. Budge

/s/ Charles Crocker                         Director
-------------------------------------     -----------------------------------------
Charles Crocker

/s/ Lionel G. Dodd                          Director
-------------------------------------     -----------------------------------------
Lionel G. Dodd

/s/ Kenneth G. Hanna                        Director
-------------------------------------     -----------------------------------------
Kenneth G. Hanna

/s/ Robert Stevens Miller, Jr.              Director
-------------------------------------     -----------------------------------------
Robert Stevens Miller, Jr.

/s/ Peter T. Pope                           Director
-------------------------------------     -----------------------------------------
Peter T. Pope

/s/ Brooks Walker, Jr.                      Director
-------------------------------------     -----------------------------------------
Brooks Walker, Jr.

                                            Vice President and
/s/ Maria M. Pope                           Chief Financial Officer
-------------------------------------     -----------------------------------------
Maria M. Pope

/s/ Gerald L. Brickey                       Financial Controller
-------------------------------------     -----------------------------------------
Gerald L. Brickey