Form 10-Q
period 2001-03-31
POPE & TALBOT INC /DE/
filed 2001-05-10
CIK 311871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No.    1-7852

POPE & TALBOT, INC.

Delaware	94-0777139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1500 S.W. 1st Ave., Portland, Oregon	97201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(503) 228-9161

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

Yes ☒         No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Common stock, $1 par value – 13,866,689 shares as of April 30, 2001.

PART I. FINANCIAL INFORMATION

Page No.

ITEM 1. Financial Statements:

Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000	3

Consolidated Statements of Income-Three Months Ended March 31, 2001 and 2000	4

Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and esults of Operations	9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	13

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	*

ITEM 2. Changes in Securities and Use of Proceeds	*

ITEM 3. Defaults Upon Senior Securities	*

ITEM 4. Submission of Matters to a Vote of Security Holders	*

ITEM 5. Other Information	*

ITEM 6. Exhibits and Reports on Form 8-K	15

SIGNATURES	16

*Omitted since no answer is called for, answer is in the negative or inapplicable.

Part I. Financial Information
ITEM 1. Financial Statements

POPE & TALBOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(Dollars in Thousands)

	March 31, 2001	December 31, 2000
ASSETS
Current assets
Cash and cash equivalents	$13,062	$1,391
Short-term investments	4,864	10,604
Accounts receivable	56,258	62,085
Inventories	88,816	98,737
Prepaid expenses	10,581	9,681

Total current assets	173,581	182,498
Properties
Plant and equipment	476,540	485,819
Accumulated depreciation	(248,677)	(246,165)

	227,863	239,654
Land and timber cutting rights	7,852	8,206

Total properties	235,715	247,860
Other assets
Deferred income tax assets, net	10,199	6,300
Other	15,809	21,529

Total other assets	26,008	27,829

	$435,304	$458,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$10,000	$—
Current portion of long-term debt	3,333	3,247
Accounts payable	23,730	29,770
Accrued payroll and related taxes	13,357	20,411
Other accrued liabilities	14,666	20,730

Total current liabilities	65,086	74,158
Long-term liabilities
Long-term debt, net of current portion	142,224	143,756
Other long-term liabilities	45,640	44,667

Total long-term liabilities	187,864	188,423

Stockholders' equity
Preferred stock	—	—
Common stock	15,457	15,457
Additional paid-in capital	48,276	48,292
Retained earnings	167,936	172,977
Cumulative translation adjustment	(24,173)	(15,796)
Common stock held in treasury, at cost	(25,142)	(25,324)

Total stockholders' equity	182,354	195,606

	$435,304	$458,187

 Pope & Talbot, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Dollars in Thousands Except Per Share Amounts)

	Three months ended March 31,
	2001	2000

Revenues:	$39,938	$63,867
Wood products	76,179	90,011
Pulp products
	116,117	153,878
Total
Costs and expenses:
Cost of sales:
Wood products	40,138	55,314
Pulp products	72,388	72,788
Selling, general and administrative	6,663	7,353
Interest, net	2,514	2,479

Total	121,703	137,934

Income (loss) before income taxes	(5,586)	15,944
Income tax provision (benefit)	(2,626)	6,551

Net income (loss)	$(2,960)	$9,393

Per common share:
Basic net income (loss) per common share	$(.21)	$.65

Diluted net income (loss) per common share	$(.21)	$.64

The accompanying notes to consolidated financial statements are an integral part of this statement.

POPE & TALBOT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in Thousands)

	Three months ended March 31,
	2001	2000
Cash flow from operating activities:
Net income (loss)	$(2,960)	$9,393
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	7,496	8,574
Changes in assets and liabilities:
Accounts receivable	5,827	(831)
Inventories	9,921	(2,559)
Prepaid expenses and other assets	615	1,025
Accounts payable and accrued liabilities	(13,670)	(2,955)
Current and deferred income taxes	(4,982)	(4,483)
Other liabilities	265	950

Net cash provided by operating activities	2,512	9,114

Cash flow from investing activities:
Purchases of short-term investments	(27,369)	(9,140)
Proceeds from maturities of short-term investments	33,109	6,008
Capital expenditures	(3,220)	(13,987)
Proceeds from sale of properties	—	6

Net cash provided by (used for) investing activities	2,520	(17,113)

Cash flow from financing activities:
Net increase in short-term borrowings	10,000	2,721
Reduction of long-term debt, including current portion	(1,446)	(2,333)
Proceeds from issuance of treasury stock, net	166	49
Cash dividends	(2,081)	(1,601)
Net cash provided by (used for) financing activities	6,639	(1,164)

Increase (decrease) in cash and cash equivalents	11,671	(9,163)

Cash and cash equivalents at beginning of period	1,391	22,719

Cash and cash equivalents at end of period	$13,062	$13,556

The accompanying notes to consolidated financial statements are an integral part of this statement.

POPE & TALBOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001 and 2000
(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flow activity required under generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting of only normal accruals) necessary for a fair presentation of results have been made, and the Company believes such presentation is adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.	Net Income Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive impact of stock options outstanding during the period. For 2001, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted were the same.

The following table summarizes the computation of diluted net income per common share:

	Three months ended
	March 31,
	2001	2000

Weighted average number of common
shares outstanding	13,835,322	14,535,781

Application of the "treasury stock"
method to the stock option plan	—	234,498

Total common and common equivalent
shares, assuming dilution	13,835,322	14,770,279

Net income (loss)	$(2,960,000)	$9,393,000

Diluted net income (loss) per common share	$(0.21)	$0.64

The computation of basic net income per common share for 2000 is not included because the computation can be clearly determined from the material contained in this report.

Certain Company stock options were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options totaled 1,423,834 and 301,185 at March 31, 2001 and 2000, respectively.

3.	Inventories

(thousands)	March 31, 2001	December 31, 2000

Lumber	$14,778	$13,803
Pulp	23,769	23,425
Logs	27,242	34,377
Wood chips and sawdust	14,058	18,680
Chemicals and supplies	13,384	13,791
LIFO reserve	(4,415)	(5,339)

	$88,816	$98,737

The portion of inventories determined using the last-in, first-out (LIFO) method aggregated $18.5 million and $21.0 million at March 31, 2001 and December 31, 2000, respectively.

4.	Comprehensive Income

Comprehensive income measures all changes in equity, including net income, of the Company that result from recognized transactions and other economic events other than transactions with shareholders. Comprehensive income was as follows:

	Three months ended March 31,
	2001	2000
Net income (loss)	$(2,960)	$9,393
Foreign currency translation adjustment	(8,377)	(364)

Comprehensive income (loss)	$(11,337)	$9,029

5.	Segment Information

The Company classifies its business into two operating segments: wood products and pulp products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was as follows:

	Three months ended March 31,
	2001	2000
Revenues:
Wood products	$39,938	$63,867
Pulp products	76,179	90,011

Total operating segments	$116,117	$153,878

Operating profit (loss)
Wood products	($1,478)	$6,590
Pulp products	1,584	14,766

Total operating segments	106	21,356
Corporate	(3,178)	(2,933)
Interest expense, net	(2,514)	(2,479)

Income (loss) before incomes taxes	($5,586)	$15,944

6.	Acquisitions

On March 29, 2001, Pope & Talbot, Inc. announced the signing of a definitive agreement to acquire the Mackenzie pulp mill from Norske Skog Canada. The purchase price will be paid with Canadian $123 million or approximately US $79 million in cash and 1,750,000 shares of Pope & Talbot common stock. The transaction is expected to close on May 31, 2001 and is subject to normal course regulatory filings and other customary conditions.

7.	Legal Matters and Contingencies

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

On April 1, 2001, the Canada-U.S. Softwood Lumber Agreement expired. This five year agreement, concerning the export of softwood lumber into the U.S., assigned quotas of lumber volumes that could be shipped to the U.S. fee free, with a multi-tier fee structure on incremental volumes. On April 2, 2001, petitions for the imposition of anti-dumping and countervailing duties on softwood lumber from Canada were filed with the U.S. Department of Commerce ("DOC") and the U.S. International Trade Commission ("ITC") by the Coalition for Fair Lumber Imports. The filing requested countervailing duties of 40 percent and anti-dumping duties of an additional 26 to 30 percent on imports of certain softwood lumber from Canada.

The DOC announced on April 24, 2001 that it has initiated an investigation into the petition filed by the Coalition for Fair Lumber Imports. The ITC has also instituted a preliminary inquiry investigation. The amount of anti-dumping and/or countervailing duties, if any, that may be assessed on imports of softwood lumber from Canadian exporters, including the Company, cannot be determined at this time.

In March 1999, the Company filed a claim under Chapter 11 of the North American Free Trade Agreement (NAFTA) against the Canadian Government. The complaint arose from the Company's assertion that its duty-free export quota under the Canada-U.S. Softwood Lumber Agreement had been unfairly allocated and then reduced each year during the term of the agreement. On April 10, 2001, the NAFTA tribunal issued its final decision on the merits of the Company's claims. The tribunal dismissed the Company's claims regarding the allocation and reduction of its duty-free export quota. However, the tribunal ruled that certain conduct of Canadian government officials breached Canada's obligations under NAFTA Article 1105 and that Canada will be liable to compensate the Company for damages resulting from that breach. The amount of damages to be awarded to the Company by the NAFTA tribunal will be determined in the subsequent damages phase of the proceedings.

  ITEM 2.

  POPE & TALBOT, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Pope & Talbot, Inc. (the "Company") lost $3.0 million in the first quarter of 2001, or $.21 per diluted share, compared with net income of $9.4 million, or $.64 per diluted share, in the first quarter of 2000.

  Total revenues were $116.1 million in the first quarter of 2001 compared with $153.9 million in the same period of 2000. Pulp products revenues were $76.2 million in the first quarter of 2001 compared with $90.0 million in the first quarter a year ago and $76.8 million in the fourth quarter of 2000. Pulp sales totaled 132,300 metric tons in the first quarter of 2001, compared with 148,400 metric tons in the first quarter of 2000 and 116,600 metric tons in the fourth quarter of 2000. Average pulp sales prices of $568 per metric ton in the first quarter of 2001 declined $28 per metric ton, or 5 percent, over the same period a year ago and $84 per metric ton, or 13 percent, from the fourth quarter of 2000. Pulp prices have declined as a result of weakening demand and global oversupply.

  Wood products revenues, including lumber, log and chip sales, in the first quarter of 2001 totaled $39.9 million compared with $63.9 million in the same quarter of 2000 and $49.3 million in the fourth quarter of 2000. Average lumber sales prices of $295 per thousand board feet in the current quarter were down 26 percent compared with the first quarter of last year and down 4 percent compared with fourth quarter of 2000. Lumber prices in the first quarter of 2001 reached 10-year lows. Lumber sales volumes of 99.7 million board feet in the first quarter of 2001 were down 28 percent compared with the same period a year ago and down 22 percent from the fourth quarter of 2000.

  Cost of sales for pulp products was $72.4 million in the first quarter of 2001 compared with $72.8 million in the same period of 2000. Pulp production totaled 143,700 metric tons in the first quarter of 2001 compared with 147,800 metric tons in the same period last year and 143,100 metric tons in the fourth quarter of 2000. Average production costs per ton of pulp increased 11 percent in the first quarter of 2001 compared with the same quarter last year, primarily the result of higher energy and fiber costs.

  Cost of sales for wood products in the first quarter of 2001 was $40.1 million compared with $55.3 million in the first quarter of 2000. Lumber production totaled 135.2 million board feet in the first quarter of 2001 compared with 166.0 million board feet in the same period of last year and 110.6 million board feet in the fourth quarter of 2000. In the first quarter of 2001, the Company took extensive downtime at two of its Canadian sawmills as a result of poor lumber markets and to avoid paying the tariff associated with the now expired Canada-U.S. Softwood Lumber Agreement. Additionally, production was curtailed at the Company's Spearfish operation in the U.S. as result of poor lumber markets.

  Selling, general and administrative expenses ("SG&A") for the first quarter of 2001 totaled $6.7 million compared with $7.4 million in the same period of 2000. SG&A expenses in 2001 decreased from the first quarter a year ago due primarily to lower legal fees and lower costs for employee incentive plans linked to the Company's financial performance.

  LIQUIDITY AND CAPITAL RESOURCES

  During the first quarter of 2001, net cash provided by operating activities was $2.5 million compared with $9.1 million in the first quarter of 2000. Income in the first quarter of 2001 before interest, taxes, depreciation and amortization ("EBITDA") was $4.4 million, compared with $27.0 million in the first quarter of 2000 and $16.0 million in the fourth quarter of 2000. In the first quarter of 2001, accounts receivable decreased $5.8 million, due to lower lumber and pulp sales prices and a lower volume of lumber sold. Inventories decreased $9.9 million with the most significant reductions occurring in saw logs. Saw log inventories generally build in the winter months due to improved access to logging sites. Accounts payable and accrued liabilities decreased $13.7 million since year-end, reflecting declines in liabilities for Canadian stumpage payments and accrued payroll and payroll tax liabilities.

  The Company invested $3.2 million in capital projects in the first quarter of 2001 and estimates that total 2001 capital spending will approximate $20 million. These capital projects relate primarily to maintenance of existing operations and include a limited number of relatively small, high-return projects. Capital expenditures for 2000 totaled $50.6 million, which included $27.5 million of expenditures related to the Halsey pulp mill chlorine dioxide project completed in November 2000.

  On March 29, 2001, Pope & Talbot, Inc. announced the signing of a definitive agreement to acquire the Mackenzie pulp mill from Norske Skog Canada. The purchase price will be paid with Canadian $123 million or approximately US $79 million in cash and 1,750,000 shares of Pope & Talbot common stock. The cash portion of the transaction, expected to close on May 31, 2001, will be financed with existing cash balances as well as expanded and existing committed bank lines of credit.

  CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

  Statements in this report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on present information the Company has related to its existing business circumstances and involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from such forward-looking statements. Further, investors are cautioned that the Company does not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. In addition to specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include (but are not limited to):

  Cyclical Operating Results and Product Pricing
  The Company's financial performance is principally dependent on the prices it receives for its products. Prices for the Company's products are highly cyclical and have fluctuated significantly in the past and may fluctuate significantly in the future. Industry cyclicality resulting from increases or decreases in production capacity, increases or decreases in operating rates and changes in customer consumption patterns will affect changes in product prices, which affect the Company's profitability and cash flows.

  The amount of downtime that the Company's mills take may fluctuate based on changes in current pricing and demand for its products.

  Global Competition
  The markets for the Company's products are highly competitive on a global basis, with a number of major companies competing in each market with no company holding a dominant position. For both lumber and pulp, the large number of companies produce products that are reasonably standardized and the principal basis for competition is price.

  The Company's products are sold primarily in the United States, Europe, Canada and Asia. The economic climate of each region has a significant impact on the demand for pulp and lumber. Changes in regional economies can cause fluctuations in prices and sales volumes and, as a result, directly affect the Company's profitability and cash flows.

  Exchange Rate Fluctuations
  Although the Company's sales are made primarily in U.S. dollars, a substantial portion of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, could adversely affect the Company's results of operations and cash flows.

  Availability and Pricing of Raw Materials
  Logs, wood chips and sawdust, the principal raw materials used in the manufacture of the Company's products, are purchased in highly competitive, price-sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors, many of which are beyond the Company's control. These factors include changing environmental and conservation regulations and natural disasters, such as forest fires, wind storms or other extreme weather conditions. A decrease in the supply of logs, wood chips and sawdust can cause higher raw material costs and, as a result, material fluctuations in the Company's results of operations.

  Dependence on a Large Supplier of Raw Materials for the Harmac Pulp Mill
  The Company's pulp mill in British Columbia, Harmac, has a long-term fiber supply agreement with Weyerhaeuser Company Limited that provides for 1.7 million cubic meters of fiber per year through 2019. The failure by Weyerhaeuser to produce the required fiber pursuant to this contract could have a material adverse effect on the Company as a whole.

  Dependence on a Single, Large Customer for the Halsey, Oregon Pulp Mill
  Approximately 20 percent of the pulp produced by the Company's Halsey, Oregon pulp mill is sold to a single customer pursuant to a long-term contract. Loss of this key customer would have a material adverse effect on the Company if replacement buyers could not be secured on a timely basis.

  Environmental Regulation
  The Company's pulp and lumber operations are subject to a variety of national and local laws and regulations, many of which deal with the environment. These laws and regulations impose stringent standards on the Company's operations regarding, among other things, air emissions, water discharges, use and handling of hazardous materials, use, handling and disposal of waste and remediation of environmental contamination. Changes in these laws or regulations have in the past, and could in the future, require the Company to make substantial expenditures on order to comply.

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

  The Company is currently participating in the investigation of environmental contamination at two sites on which it previously conducted business. The ultimate cost to the Company for site remediation and monitoring of these sites cannot be predicted with certainty due to the difficulties in measuring the magnitude of the contamination, the varying costs of alternative cleanup methods, the cleanup time frame possibilities, the evolving nature of remediation technologies and governmental regulations and determining the extent to which contributions will be available from the other parties, including insurance carriers.

  Kootenay Boundary Land Use Plan
  The Provincial Government of British Columbia's Commission of Resources and Environment issued the Kootenay Boundary Land Use Plan in 1997. This land use plan set aside several new wilderness areas. No assurance can be given that such restrictions will not adversely effect the Company's supply of timber. Any decrease in the supply of timber could have an adverse effect on the Company's business.

  British Columbia's First Nations People's Claims to British Columbia Land
  The Company's forest operations are primarily conducted on public forestlands under forest licenses. Many of these lands are subject to the constitutionally protected treaty or common law rights of the First Nations People of Canada. For historical reasons, most of the lands in British Columbia are not covered by treaties and, as a result, the claims of British Columbia's First Nations People relating to these forest resources are largely unresolved. These types of claims may, in the future, result in a decrease in the lands available for forest operations under British Columbia licenses, including under the Company's licenses and contracts;
    additional restrictions on the sale and harvest of timber on British Columbia timberlands; and
    an increase in operating costs.

    These claims could also affect timber supply and prices. No assurance can be given these claims will not have a significant effect on the Company's timber requirements or production of pulp in the future.

    Cost Reductions from Capital Expenditures
    The Company has made, and will continue to make, capital expenditures in both its lumber and pulp operations that it expects to generate cost savings. Although the Company's management is experienced in achieving cost reduction and operating efficiencies, there can be no assurance that any specified level of cost savings will be fully achieved or will be achieved within the time periods contemplated. In addition, cost savings from capital projects may be offset by cost increases in other areas so that total costs may not actually decrease.

    Quota and Export Fees on Lumber Exports to the United States
    On April 1, 2001, the Canada-U.S. Softwood Lumber Agreement expired. This five-year agreement, concerning the export of softwood lumber into the U.S., assigned quotas of lumber volumes that could be shipped to the U.S. fee free, with a multi-tier fee structure on incremental volumes. On April 2, 2001, petitions for the imposition of anti-dumping and countervailing duties on softwood lumber from Canada were filed with the U.S. Department of Commerce ("DOC") and the U.S. International Trade Commission ("ITC") by the Coalition for Fair Lumber Imports. The amount, as well as the date of initiation, of anti-dumping and/or countervailing duties, if any, that may be assessed on imports of softwood lumber from Canadian exporters, including the Company, cannot be determined at this time.

    Net Operating Loss Tax Asset
    Management believes that the Company will have sufficient future U.S. taxable income to use its net operating loss deferred tax asset. In making this assessment, management has considered the cyclical nature of its businesses, the relatively long expiration period of net operating losses and the ability to utilize certain tax planning strategies if a net operating loss were to otherwise expire. The strategy that would be most feasible for U.S. federal tax loss carryforwards is changing the method of tax depreciation. The realization of the asset is not assured and could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

    Financial Leverage
    The Company's long-term debt as a percentage of total capitalization at March 31, 2001 was 44 percent. While the Company's leverage level is not unusual for the forest products and pulp industries, this leverage, or leverage at higher amounts, increases its financial risk by potentially increasing the cost of additional financing for working capital, capital expenditures and other purposes, and increasing the amount of cash flow dedicated to the payment of interest and principal.

      Business Acquisition
      On March 29, 2001, the Company announced the signing of a definitive agreement to acquire Norske Skog Canada Mackenzie Pulp Limited, which owns and operates a pulp mill in British Columbia, Canada. This acquisition will increase the Company's exposure to the cyclical fluctuations of the pulp industry;
        increase the Company's financial leverage and therefore potentially increase cost of financing; and
        divert management's attention from other operational matters.

        The Company's inability to effectively manage these risks or its inability to successfully integrate the business of Norske Skog Canada Mackenzie Pulp Limited into the Company could materially and adversely affect its business, financial condition and results of operations.

        ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's financial market risk arises from fluctuations in interest rates and foreign currencies.

        The Company's exposure to market risk for interest rates relates primarily to investments in short-term marketable securities and variable rate short- and long-term debt. The Company's investment in marketable securities at March 31, 2001 was not significant, and the Company's debt is primarily fixed rate. Therefore, net income is not materially affected when market interest rates change.

        The Company has significant operations in Canada and, therefore, is exposed to foreign currency rate risk. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect.

        The Company's net investment in foreign subsidiaries with a functional currency other than the U.S. dollar is not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $189 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $19 million at March 31, 2001. Any loss in fair value would be reflected as a cumulative translation adjustment and would not reduce reported net income of the Company.

        The Company is exposed to foreign currency transaction gains and losses in the translation of U.S. dollar denominated intercompany borrowings, cash and accounts receivable of its Canadian subsidiary and Canadian dollar denominated intercompany loans made by the parent company. Transaction gains and losses were not material to the results of operations for the Company's 2001 or 2000 periods.

        At March 31, 2001, the Company had no forward exchange contracts outstanding. The Company does not hold financial instruments for trading purposes.

        PART II. OTHER INFORMATION

        ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Purchase and Sale Agreement dated March 29, 2001 among Norske Skog Canada Limited, Norske Skog Canada Pulp Operations Limited, Pope & Talbot Ltd., Pope & Talbot, Inc., and Norske Skog Canada Mackenzie Pulp Limited.

The following schedules and the Disclosure Document to the Purchase and Sale Agreement have been omitted and will be provided to the Securities and Exchange Commission upon request:

	Schedule	Subject
	A.	Lands
	B.	Pension and Benefits Separation Issues
	C.	Promissory Note
	D.	Security Agreement
	E.	Scheduled Environmental Liabilities
	F.	Division of Contracts
	G.	Consents on Closing
	H.	Responsibility for Environmental Audit Issues

Disclosure Document
	Section	Subject
	1.	Consents
	2.	Subsidiaries/Investments
	3.	Business Assets
	4.	Defaults
	5.	Work Orders
	6.	Leases
	7.	Litigation
	8.	Environmental Matters
	9.	Compliance with Laws
	10.	Employee Matters
	11.	Financial Statements
	12.	Tax Matters
	13.	Non-Arm's Length Arrangements
	14.	Allwin Employees
	15.	Software and Systems Licenses

The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission's rules and regulations.

(b) Reports on Form 8-K

A Current Report on Form 8-K was filed on March 29, 2001 reporting under Item 5 the signing of a definitive agreement to acquire the Mackenzie pulp mill from Norske Skog Canada.

        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC. Registrant

Date: May 8, 2001	/s/ Maria M. Pope Maria M. Pope Vice President and Chief Financial Officer