Form 10-Q
period 2001-06-30
POPE & TALBOT INC /DE/
filed 2001-08-09
CIK 311871

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

(503) 228-9161
Registrant's telephone number, including area code:

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

Common stock, $1 par value—15,616,689 shares as of July 31, 2001.

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	*
ITEM 2. Changes in Securities and Use of Proceeds	*
ITEM 3. Defaults Upon Senior Securities	*
ITEM 4. Submission of Matters to a Vote of Security Holders	17
ITEM 5. Other Information	*
ITEM 6. Exhibits and Reports on Form 8-K	17
SIGNATURES	18

*
Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

POPE & TALBOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(Dollars in Thousands)

	June 30, 2001	December 31, 2000
ASSETS
Current assets
Cash and cash equivalents	$10,376	$1,391
Short-term investments	111	10,604
Accounts receivable	70,858	62,085
Inventories	101,928	98,737
Prepaid expenses	13,857	9,681

Total current assets	197,130	182,498
Properties
Plant and equipment	678,874	485,819
Accumulated depreciation	(355,109)	(246,165)

	323,765	239,654
Land and timber cutting rights	7,979	8,206

Total properties	331,744	247,860
Other assets
Deferred income tax assets, net	3,177	6,300
Other	14,650	21,529

Total other assets	17,827	27,829

	$546,701	$458,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$22,514	$—
Current portion of long-term debt	3,333	3,247
Accounts payable	40,643	29,770
Accrued payroll and related taxes	13,299	20,411
Other accrued liabilities	14,058	20,730

Total current liabilities	93,847	74,158
Long-term liabilities
Long-term debt, net of current portion	201,455	143,756
Other long-term liabilities	48,773	44,667

Total long-term liabilities	250,228	188,423
Stockholders' equity
Preferred stock	—	—
Common stock	17,207	15,457
Additional paid-in capital	68,303	48,292
Retained earnings	161,000	172,977
Cumulative translation adjustment	(18,742)	(15,796)
Common stock held in treasury, at cost	(25,142)	(25,324)

Total stockholders' equity	202,626	195,606

	$546,701	$458,187

The accompanying notes to consolidated financial statements are an integral part of this statement.

POPE & TALBOT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues:
Wood products	$57,447	$68,276	$97,385	$132,143
Pulp products	50,794	88,745	126,973	178,756

Total	108,241	157,021	224,358	310,899
Costs and expenses:
Cost of sales:
Wood products	48,833	62,566	88,971	117,880
Pulp products	58,011	68,223	130,399	141,011
Selling, general and administrative	5,877	6,925	12,540	14,278
Interest, net	2,664	2,165	5,178	4,644

Total	115,385	139,879	237,088	277,813

Income (loss) before income taxes	(7,144)	17,142	(12,730)	33,086
Income tax provision (benefit)	(2,286)	7,319	(4,912)	13,870

Net income (loss)	$(4,858)	$9,823	$(7,818)	$19,216

Basic net income (loss) per common share	$(.34)	$.67	$(.56)	$1.32

Diluted net income (loss) per common share	$(.34)	$.66	$(.56)	$1.30

The accompanying notes to consolidated financial statements are an integral part of this statement.

POPE & TALBOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2001	2000
Cash flow from operating activities:
Net income (loss)	$(7,818)	$19,216
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,496	17,086
Changes in assets and liabilities:
Accounts receivable	4,371	5,162
Inventories	11,984	19,638
Prepaid expenses and other assets	2,687	(1,503)
Accounts payable and accrued liabilities	(4,983)	(9,963)
Current and deferred income taxes	(7,715)	428
Other liabilities	(688)	(462)

Net cash provided by operating activities	12,334	49,602
Cash flow from investing activities:
Purchases of short-term investments	(2,745)	(18,645)
Proceeds from maturities of short-term investments	13,238	14,836
Capital expenditures	(7,849)	(26,018)
Proceeds from sale of properties	—	157
Investment in subsidiary, net of cash acquired	(82,298)	—

Net cash used for investing activities	(79,654)	(29,670)
Cash flow from financing activities:
Net increase (decrease) in short-term borrowings	22,514	(11,059)
Repayments of long-term debt	(1,601)	(2,479)
Additions to long-term debt	59,386	—
Shares repurchased	—	(724)
Proceeds from issuance of treasury stock, net	165	1,640
Cash dividends	(4,159)	(3,203)

Net cash provided by (used for) financing activities	76,305	(15,825)

Increase in cash and cash equivalents	8,985	4,107
Cash and cash equivalents at beginning of period	1,391	22,719

Cash and cash equivalents at end of period	$10,376	$26,826

The accompanying notes to consolidated financial statements are an integral part of this statement.

\

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001 and 2000

(Unaudited)

1. Basis of Presentation

    The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flow activity required under generally accepted accounting principles. Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. In the opinion of the Company, all adjustments (consisting of only normal accruals) necessary for a fair presentation of results have been made, and the Company believes such presentation is adequate to make the information presented not misleading. Quarterly results are not necessarily indicative of results that may be expected for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    The following table summarizes the computation of diluted net income per common share:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Weighted average number of common shares outstanding	14,174,381	14,621,240	14,005,788	14,578,647
Application of the "treasury stock" method to the stock option plans	—	318,874	—	259,171

Total common and common equivalent shares, assuming dilution	14,174,381	14,940,114	14,005,788	14,837,818

Net income (loss)	$(4,858,000)	$9,823,000	$(7,818,000)	$19,216,000

Diluted net income (loss) per common share	$(0.34)	$0.66	$(0.56)	$1.30

    Certain Company stock options were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, which totaled 1,322,379 with prices ranging from $5.25 to $30.38 per share, were outstanding during the six months ended June 30, 2001. Options to purchase 207,127 shares at prices ranging from $19.12 to $30.38 per share were outstanding during the six months ended June 30, 2000.

3. Inventories

(thousands)	June 30, 2001	December 31, 2000
Lumber	$17,405	$13,803
Pulp	31,842	23,425
Logs	20,682	34,377
Wood chips and sawdust	17,366	18,680
Chemicals and supplies	18,607	13,791
LIFO reserve	(3,974)	(5,339)

	$101,928	$98,737

    The portion of inventories determined using the last-in, first-out (LIFO) method aggregated $20.1 million and $25.0 million at June 30, 2001 and December 31, 2000, respectively.

4. Comprehensive Income

    Comprehensive income measures all changes in equity, including net income, of the Company that result from recognized transactions and other economic events other than transactions with shareholders. Comprehensive income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Net income (loss)	$(4,858)	$9,823	$(7,818)	$19,216
Foreign currency translation adjustment	5,431	(2,834)	(2,946)	(3,198)

Comprehensive income (loss)	$573	$6,989	$(10,764)	$16,018

5. Segment Information

    The Company classifies its business into two operating segments: wood products and pulp products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Operating profit (loss)
Wood products	$7,394	$3,961	$5,916	$10,551
Pulp products	(9,451)	17,855	(7,866)	32,621

Total operating segments	(2,057)	21,816	(1,950)	43,172
Corporate	(2,423)	(2,509)	(5,602)	(5,442)
Interest expense, net	(2,664)	(2,165)	(5,178)	(4,644)

Income (loss) before incomes taxes	($7,144)	$17,142	($12,730)	$33,086

6. Acquisition

    On June 15, 2001, the Company completed the acquisition of the Mackenzie pulp mill from Norske Skog Canada. The Company acquired Mackenzie, in a transaction accounted for as a purchase, for approximately U.S. $80.4 million in cash, 1,750,000 shares of Company common stock and the assumption of approximately $25.6 million of liabilities. The Company's common shares were assigned a value of $12.45, based on the average closing price of Company common stock over a reasonable period of time around the announcement date (March 29, 2001) of the transaction. Mackenzie is a single-line pulp mill with an annual capacity of 230,000 metric tons of northern bleached kraft chip and sawdust pulp. The results of Mackenzie are included in the consolidated financial statements from the date of acquisition.

    The purchase price of Mackenzie was calculated as follows:

Company common shares issued	1,750,000
Multiplied by the average market price	$12.45

Value of common shares issued (thousands)	$21,788
Cash	80,444

Total purchase price	102,232
Direct acquisition costs	1,854

Total	$104,086

    The purchase price, including estimated direct acquisition costs, was allocated to the assets and liabilities of Mackenzie based upon preliminary estimates of their fair value as indicated below. The actual allocation may differ from those assumptions after valuations and other procedures are completed.

Current assets	$28,510
Property, plant and equipment	101,159
Other assets	8
Current liabilities	(11,274)
Other liabilities	(14,317)

Purchase price	$104,086

    The following unaudited pro forma information for the periods set forth below give effect to the transaction as if it had occurred as of the beginning of each respective year after giving effect to certain adjustments. The pro forma information is not necessarily indicative of what the actual operating results would have been had the transaction occurred on the date indicated and does not purport to indicate future results of operations. In addition, the pro forma information does not reflect any cost savings or other synergies resulting from the transaction.

(In thousands, except per share)	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Revenues	$274,955	$374,687
Net income (loss)	(11,306)	24,729
Basic net income (loss) per share	$(.72)	$1.51
Diluted net income (loss) per share	$(.72)	$1.49

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

ITEM 2. Pope & Talbot, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations

  RESULTS OF OPERATIONS

    Pope & Talbot, Inc. (the "Company") lost $4.9 million in the second quarter of 2001, or $.34 per diluted share, compared with net income of $9.8 million, or $.66 per diluted share, in the second quarter of 2000. The Company's net loss year-to-date totaled $7.8 million compared with net income of $19.2 million for the six months ended June 30, 2000.

    Total revenues were $108.2 million in the second quarter of 2001 compared with $157.0 million in the same period of 2000. Pulp products revenues were $50.8 million in the second quarter of 2001 compared with $88.7 million in the second quarter a year ago and $76.2 million in the first quarter of 2001. Pulp sales totaled 112,940 metric tons in the second quarter of 2001, compared with 136,650 metric tons in the second quarter of 2000 and 132,300 metric tons in the first quarter of 2001. Average pulp sales prices of $440 per metric ton in the second quarter of 2001 declined $186 per metric ton, or 30 percent, over the same period a year ago and $128 per metric ton, or 23 percent, from the first quarter of 2001. Pulp prices have declined as a result of weakening demand and high levels of pulp inventory world-wide.

    Year-to-date, pulp products revenues were $127.0 million for 2001 and $178.8 million for 2000. Prices averaged $510 per metric ton in 2001 and $601 per metric ton in 2000. Pulp shipments in the first half of 2001 totaled 246,860 metric tons compared with 287,575 metric tons in the same period of 2000.

    Wood products revenues, including lumber, log and chip sales, in the second quarter of 2001 totaled $57.4 million compared with $68.3 million in the same quarter of 2000 and $39.9 million in the first quarter of 2001. Average lumber sales prices of $353 per thousand board feet in the current quarter were up slightly compared with $345 per thousand board feet in the second quarter of last year, and up 20 percent compared with the first quarter of 2001. Lumber sales volumes of 143.1 million board feet in the second quarter of 2001 were down 12 percent compared with the same period a year ago, and up 44 percent from the first quarter of 2001. Housing starts remained strong through the first half of 2001, but uncertainty around lumber supply is expected to result in continued pricing volatility in the second half of 2001.

    Year-to-date, wood products revenues were $97.4 million for 2001 and $132.1 million for 2000. Prices averaged $329 per thousand board feet in 2001 compared with $368 per thousand board feet in 2000.

    Cost of sales for pulp products was $58.0 million in the second quarter of 2001 compared with $68.2 million in the same period of 2000 and $72.4 million in the first quarter of 2001. Pulp production totaled 120,275 metric tons in the second quarter of 2001 compared with 121,690 metric tons in the same period last year and 143,700 metric tons in the first quarter of 2001. Pulp production volumes in the second quarter of 2001 and 2000 were each reduced approximately 20,000 metric tons due to the annual maintenance outage at the Company's Harmac mill. Average production costs per ton of pulp increased in the second quarter of 2001 compared with the same quarter last year, primarily the result of higher energy and planned maintenance costs. Cost of sales for pulp products included write-downs of pulp inventories due to rapidly declining prices in 2001. Pulp inventory valuation adjustments totaled $3.2 million and $1.3 million in the second and first quarters of 2001, respectively.

    The Company's Halsey, Oregon pulp mill is curtailing approximately 32,000 metric tons of pulp production during the months of July and August 2001. The Company will continue to maintain its long-term contract customer commitments. The majority of pulp sold during the curtailment period will come from Halsey pulp inventory, supplemented with pulp produced at the Harmac and Mackenzie pulp mills.

    The Halsey pulp mill curtailment is the result of rapidly declining prices and weak demand for market pulp. In connection with the curtailment, the Company has entered into an agreement with Pacificorp under which Pacificorp will pay the Company to reduce electricity demand, which will affect a portion of the curtailment costs. During the curtailment period, the Company will conduct its regular annual maintenance, previously scheduled for September. The Halsey mill is expected to resume full production in September.

    Cost of sales for wood products in the second quarter of 2001 was $48.8 million compared with $62.6 million in the second quarter of 2000 and $40.1 million in the first quarter of 2001. Lumber production totaled 150.6 million board feet in the second quarter of 2001 compared with 158.6 million board feet in the same period of last year and 110.6 million board feet in the first quarter of 2001. In the first quarter of 2001, the Company took downtime at two of its Canadian sawmills as a result of poor lumber markets and to avoid paying the tariff associated with the Canada-U.S. Softwood Lumber Agreement that expired April 1, 2001. Additionally, production was curtailed at the Company's Spearfish operation in the U.S. as result of poor lumber markets. Average lumber costs of production decreased in the second quarter of 2001 compared with the same period of 2000, primarily due to lower log costs and tariff expenses.

    Selling, general and administrative expenses ("SG&A") for the second quarter of 2001 totaled $5.9 million compared with $6.9 million in the same period of 2000. Total SG&A expenses in 2001 decreased from the year ago amounts primarily due to lower legal fees and lower costs for employee incentive plans linked to the Company's financial performance.

LIQUIDITY AND CAPITAL RESOURCES

    During the first six months of 2001, net cash provided by operating activities was $12.3 million compared with $49.6 million in the first six months of 2000. Income in the second quarter of 2001 before interest, taxes, depreciation and amortization ("EBITDA") was $2.5 million, compared with $27.8 million in the second quarter of 2000 and $4.4 million in the first quarter of 2001. The discussion of changes in assets and liabilities that follows excludes the impact of the acquisition of the net assets of the Mackenzie pulp mill on June 15, 2001. In the first six months of 2001, accounts receivable decreased $4.4 million, and inventories decreased $12.0 million, primarily due to reductions in saw logs. Saw log inventories generally build in the winter months due to fewer logging restrictions. Accounts payable and accrued liabilities decreased $5.0 million since year-end, reflecting declines in liabilities for Canadian stumpage payments and accrued payroll and payroll tax liabilities. The change in income taxes reflected estimated Canadian income tax payments made in 2001 and the current year increase in income taxes receivable.

    The Company invested $7.8 million in capital projects in the first six months of 2001 and estimates that total 2001 capital spending will approximate $20 million, including anticipated Mackenzie capital projects. These capital projects relate primarily to maintenance of existing operations and include a limited number of relatively small, high-return projects. Capital expenditures for the year 2000 totaled $50.6 million, which included $27.5 million of expenditures related to the Halsey pulp mill chlorine dioxide project completed in November 2000.

    On June 15, 2001, the Company acquired the Mackenzie pulp mill from Norske Skog Canada for approximately $80.4 million in cash and 1,750,000 shares of Company common stock. The cash investment in Mackenzie, including direct acquisition costs, totaled $82.3 million. The funding for the cash portion of the acquisition costs was financed with approximately $75 million of bank lines of credit and term loan facilities and the balance from existing cash balances.

    In June 2001, the Company renewed its U.S $25 million revolving credit agreement with U.S. Bank. In addition, the Company expanded its Canadian $75 million (U.S.$49 million) revolving bank line of credit to Canadian $110 million (U.S.$72 million) with Toronto Dominion Bank, Bank of Nova Scotia and Bank of Montreal. Both the U.S. and Canadian lines are 364-day revolving credit and two-year term loan facilities secured by certain inventory and accounts receivable. In addition, the Company obtained a $35 million Canadian (approximately $23 million U.S.) two-year term loan, secured by real property, to fund a portion of the Mackenzie acquisition costs. At June 30, 2001, the Company had available approximately $37.5 million U.S. of borrowing capacity under its revolving credit agreements.

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

Global Competition

    The markets for the Company's products are highly competitive on a global basis, with a number of major companies competing in each market with no company holding a dominant position. For both lumber and pulp, a large number of companies produce products that are reasonably standardized and the principal basis for competition is price.

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

    Current legislation requires all pulp mills in British Columbia to eliminate the discharge of chlorinated organic compounds by December 31, 2002. With currently available technology, it is not technically feasible to eliminate all chlorinated organic compounds at kraft pulp mills in a cost-effective manner. The British Columbia government, industry participants and other stakeholders are engaged in discussions to resolve this issue. If the current legislation is not amended, substantially all of the chemical pulp mills in British Columbia would likely be required to be closed, which would have a material adverse effect on the Company's business.

    The Company is currently participating in the investigation of environmental contamination at three sites on which it previously conducted business. The ultimate cost to the Company for site remediation and monitoring of these sites cannot be predicted with certainty due to the difficulties in measuring the magnitude of the contamination, the varying costs of alternative cleanup methods, the cleanup time frame possibilities, the evolving nature of remediation technologies and governmental regulations and determining the extent to which contributions will be available from the other parties, including insurance carriers.

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

  •
  a decrease in the lands available for forest operations under British Columbia licenses, including under the Company's licenses and contracts;

  •
  additional restrictions on the sale and harvest of timber on British Columbia timberlands; and

  •
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

Financial Leverage

    The Company's long-term debt as a percentage of total capitalization at June 30, 2001 was 50 percent. While the Company's leverage level is not unusual for the forest products and pulp industries, this leverage increases its financial risk by:

    •
    potentially increasing the cost of additional financing for working capital, capital expenditures and other purposes, and

    •
    increasing the amount of cash flow dedicated to the payment of interest and principal.

Business Acquisition

    On June 15, 2001, the Company completed the acquisition of the Mackenzie pulp mill in British Columbia, Canada. This acquisition has increased the Company's exposure to the cyclical fluctuations of the pulp industry and increased the Company's financial leverage. The Company's inability to effectively manage these risks or its inability to successfully integrate the business of the Mackenzie pulp mill into the Company could materially and adversely affect its business, financial condition and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company's financial market risk arises from fluctuations in interest rates and foreign currencies.

    The Company's exposure to market risk for interest rates relates primarily to investments in short-term marketable securities and variable rate short-and long-term debt. The Company's investment in marketable securities at June 30, 2001 was not significant, and the Company's debt is primarily fixed rate. Therefore, net income is not materially affected when market interest rates change.

    The Company has significant operations in Canada and, therefore, is exposed to foreign currency rate risk. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company's investment in Canadian operations.

    The Company's net investment in foreign subsidiaries with a functional currency other than the U.S. dollar is not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the period-end exchange rate were approximately $250 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $25 million at June 30, 2001. Any loss in fair value would be reflected as a cumulative translation adjustment and would not reduce reported net income of the Company.

    The Company is exposed to foreign currency transaction gains and losses in the translation of U.S. dollar denominated intercompany borrowings, cash and accounts receivable of its Canadian subsidiary and Canadian dollar denominated intercompany loans made by the parent company. Transaction gains and losses were not material to the results of operations for the Company's 2001 or 2000 periods.

    At June 30, 2001, the Company had no forward exchange contracts outstanding. The Company does not hold financial instruments for trading purposes.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Shareholders was held on April 26, 2001. The following members were elected to the Company's Board of Directors to hold office for three-year terms expiring in 2004.

Nominee	In Favor	Withheld
Charles Crocker	10,468,906 (90.84%)	1,056,224 (9.16%)
Michael Flannery	10,472,206 (90.86%)	1,052,924 (9.14%)
Robert G. Funari	10,465,200 (90.80%)	1,059,930 (9.20%)

    Additionally, the following directors were elected in previous years to three-year terms on the Company's Board of Directors and will continue their terms of office: Gordon P. Andrews, Lionel G. Dodd, Kenneth G. Hanna, Robert Stevens Miller, Jr., and Peter T. Pope. On April 26, 2001, David J. Barram was appointed to fill a vacancy on the Board of Directors of the Company for a term expiring in 2003.

    The results of the proposal to approve amendments to the Company's Employee Stock Option Plan received the following votes:

In Favor	Opposed		Abstained	Broker Non-votes
6,533,457 (65.36%)	3,309,306 (35.11%	)	153,170 (1.53%)	1,529,197

    The results of the proposal to approve amendments to the Company's 1996 Non-Employee Director Stock Option Plan received the following votes:

In Favor	Opposed		Abstained	Broker Non-votes
6,497,458 (65.00%)	3,457,625 (34.59%	)	40,850 (0.41%)	1,529,197

    The results of the voting on the ratification of selection of Arthur Andersen LLP as independent public accountants were as follows:

In Favor	Opposed		Abstained
11,453,010 (99.55%)	18,390 (0.16%	)	33,730 (0.29%)

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    Exhibit 10.1 Credit Agreement dated June 15, 2001 between the Company and Toronto-Dominion Bank, Bank of Montreal and The Bank of Nova Scotia.

(b)
Reports on Form 8-K

    A Current Report on Form 8-K was filed on June 5, 2001 reporting under Item 5 the curtailment of pulp production during July and August of 2001 at the Company's Halsey, Oregon pulp mill. Also, a Current Report on Form 8-K was filed on June 26, 2001 reporting under Item 2 the completion of the acquisition of Norske Skog Canada Mackenzie Pulp Limited on June 15, 2001. No financial statements were filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC. Registrant
	By:	/s/ MARIA M. POPE Maria M. Pope Vice President and Chief Financial Officer
Date: August 8, 2001

EXHIBIT INDEX

Exhibit No.	Description
10.1	Credit Agreement dated June 15, 2001 between the Company and Toronto-Dominion Bank, Bank of Montreal and The Bank of Nova Scotia.

QuickLinks

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
PART I. FINANCIAL INFORMATION
POPE & TALBOT, INC. CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited) (Dollars in Thousands)
POPE & TALBOT, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in Thousands Except Per Share Amounts)
POPE & TALBOT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in Thousands)
POPE & TALBOT, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001 and 2000 (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX