Form 10-Q
period 2001-09-30
POPE & TALBOT INC /DE/
filed 2001-10-29
CIK 311871

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Common stock, $1 par value—15,616,659 shares as of October 29, 2001.

PART I.  FINANCIAL INFORMATION

		Page No.
ITEM 1.	Financial Statements:
	Condensed Consolidated Balance Sheets—September 30, 2001 and December 31, 2000	3
	Consolidated Statements of Income—Three and Nine Months Ended September 30, 2001 and 2000	4
	Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18

PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings	*
ITEM 2.	Changes in Securities and Use of Proceeds	*
ITEM 3.	Defaults Upon Senior Securities	*
ITEM 4.	Submission of Matters to a Vote of Security Holders	*
ITEM 5.	Other Information	*
ITEM 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20

*
Omitted since no answer is called for, answer is in the negative or inapplicable.

Part I.  Financial Information

ITEM 1.  Financial Statements

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in Thousands)

	September 30, 2001	December 31, 2000
ASSETS
Current assets
Cash and cash equivalents	$4,129	$1,391
Short-term investments	109	10,604
Accounts receivable	73,916	62,085
Inventories	98,284	98,737
Prepaid expenses	12,225	9,681

Total current assets	188,663	182,498
Properties
Plant and equipment	580,986	485,819
Accumulated depreciation	(260,630)	(246,165)

	320,356	239,654
Land and timber cutting rights	7,687	8,206

Total properties	328,043	247,860

Other assets
Deferred income tax assets, net	10,433	6,300
Other	14,102	21,529

Total other assets	24,535	27,829

	$541,241	$458,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$20,000	$—
Current portion of long-term debt	3,422	3,247
Accounts payable	49,066	29,770
Accrued payroll and related taxes	13,856	20,411
Other accrued liabilities	22,284	20,730

Total current liabilities	108,628	74,158
Long-term liabilities
Long-term debt, net of current portion	200,258	143,756
Other long-term liabilities	46,694	44,667

Total long-term liabilities	246,952	188,423
Stockholders' equity
Common stock	17,207	15,457
Additional paid-in capital	68,328	48,292
Retained earnings	149,510	172,977
Cumulative translation adjustment	(24,242)	(15,796)
Common stock held in treasury, at cost	(25,142)	(25,324)

Total stockholders' equity	185,661	195,606

	$541,241	$458,187

The accompanying notes to consolidated financial statements are an integral part of this statement.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues:
Wood products	$57,559	$50,473	$154,944	$182,616
Pulp products	84,773	92,622	211,746	271,378

Total	142,332	143,095	366,690	453,994
Costs and expenses:
Cost of sales:
Wood products	60,040	48,081	149,011	165,961
Pulp products	86,896	69,506	217,295	210,517

Selling, general and administrative	6,036	7,833	18,576	22,111
Interest, net	3,954	1,567	9,132	6,211

Total	156,926	126,987	394,014	404,800

Income (loss) before income taxes	(14,594)	16,108	(27,324)	49,194
Income tax provision (benefit)	(5,447)	6,834	(10,359)	20,704

Net income (loss)	$(9,147)	$9,274	$(16,965)	$28,490

Basic net income (loss) per common share	$(.59)	$.66	$(1.17)	$1.98

Diluted net income (loss) per common share	$(.59)	$.64	$(1.17)	$1.94

The accompanying notes to consolidated financial statements are an integral part of this statement.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine months ended September 30,
	2001	2000
Cash flow from operating activities:
Net income (loss)	$(16,965)	$28,490
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,679	24,666
Changes in assets and liabilities:
Accounts receivable	1,313	2,437
Inventories	13,799	12,685
Prepaid expenses and other assets	5,945	(1,279)
Accounts payable and accrued liabilities	8,797	(6,991)
Current and deferred income taxes	(13,534)	4,645
Other liabilities	(2,080)	(206)

Net cash provided by operating activities	18,954	64,447
Cash flow from investing activities:
Purchases of short-term investments	(2,745)	(18,645)
Proceeds from maturities of short-term investments	13,240	16,257
Capital expenditures	(14,506)	(41,071)
Proceeds from sale of properties	42	18
Investment in subsidiary, net of cash acquired	(82,603)	—

Net cash used for investing activities	(86,572)	(43,441)
Cash flow from financing activities:
Net increase (decrease) in short-term borrowings	20,000	(11,059)
Repayments of long-term debt	(3,088)	(3,906)
Additions to long-term debt	59,765	—
Shares repurchased	—	(10,054)
Proceeds from issuance of treasury stock, net	181	1,678
Cash dividends	(6,502)	(5,406)

Net cash provided by (used for) financing activities	70,356	(28,747)

Increase in cash and cash equivalents	2,738	(7,741)
Cash and cash equivalents at beginning of period	1,391	22,719

Cash and cash equivalents at end of period	$4,129	$14,978

The accompanying notes to consolidated financial statements are an integral part of this statement.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001 and 2000

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

    The following table summarizes the computation of diluted net income per common share:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Weighted average number of common shares outstanding	15,616,689	14,101,466	14,548,656	14,418,425
Application of the "treasury stock" method to the stock option plans	—	259,775	—	265,630

Total common and common equivalent shares, assuming dilution	15,616,689	14,361,241	14,548,656	14,684,055

Net income (loss)	$(9,147,000)	$9,274,000	$(16,965,000)	$28,490,000

Diluted net income (loss) per common share	$(0.59)	$0.64	$(1.17)	$1.94

    Certain Company stock options were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.25 to $30.38 per share, averaged 1,344,571 for the nine months ended September 30, 2001. Options to purchase 207,127 shares at prices ranging from $19.12 to $30.38 per share were outstanding during the nine months ended September 30, 2000.

3.  Inventories

(thousands)	September 30, 2001	December 31, 2000
Lumber	$15,502	$13,803
Pulp	26,505	23,425
Logs	28,575	34,377
Wood chips and sawdust	13,468	18,680
Chemicals and supplies	16,951	13,791
LIFO reserve	(2,717)	(5,339)

	$98,284	$98,737

    The portion of inventories determined using the last-in, first-out (LIFO) method aggregated $21.0 million at September 30, 2001 and December 31, 2000.

4.  Comprehensive Income

    Comprehensive income measures all changes in equity, including net income, of the Company that result from recognized transactions and other economic events other than transactions with shareholders. Comprehensive income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net income (loss)	$(9,147)	$9,274	$(16,965)	$28,490
Foreign currency translation adjustment	(5,500)	(3,567)	(8,446)	(6,765)

Comprehensive income (loss)	$(14,647)	$5,707	$(25,411)	$21,725

5.  Segment Information

    The Company classifies its business into two operating segments: wood products and pulp products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
EBITDA(1)
Wood products(2)	$(2,002)	$2,342	$7,482	$17,511
Pulp products	730	26,149	3,362	70,977

Total	(1,272)	28,491	10,844	88,488

Depreciation and amortization
Wood products	$1,708	$1,650	$5,276	$6,268
Pulp products	5,219	5,699	15,717	17,906

Total	6,927	7,349	20,993	24,174

Operating profit (loss)
Wood products	$(3,710)	$692	$2,206	$11,243
Pulp products	(4,489)	20,450	(12,355)	53,071

Total operating segments	(8,199)	21,142	(10,149)	64,314
Corporate	(2,441)	(3,467)	(8,043)	(8,909)
Interest expense, net	(3,954)	(1,567)	(9,132)	(6,211)

Income (loss) before incomes taxes	$(14,594)	$16,108	$(27,324)	$49,194

Notes:

(1)
Earnings before income taxes, depreciation and amortization.

(2)
Wood products' results for the three and nine month periods of 2001 include a non-cash charge of $10.2 million for countervailing duties assessed by the U.S. Department of Commerce on Canadian lumber imports into the U.S. from May 19, 2001 at a preliminary rate of 19.31 percent.

6.  Acquisition

    On June 15, 2001, the Company completed the acquisition of the Mackenzie pulp mill from Norske Skog Canada. The Company acquired Mackenzie, in a transaction accounted for as a purchase, for approximately U.S. $80.4 million in cash (subject to certain working capital adjustments), 1,750,000 shares of Company common stock and the assumption of approximately $21.0 million of liabilities. The Company's common shares were assigned a value of $12.45, based on the average closing price of Company common stock over a reasonable period of time around the announcement date (March 29, 2001) of the transaction. Mackenzie is a single-line pulp mill with an annual capacity of 230,000 metric tons of northern bleached kraft chip and sawdust pulp. The results of Mackenzie are included in the consolidated financial statements from the date of acquisition.

    The purchase price of Mackenzie was calculated as follows:

Company common shares issued	1,750,000
Multiplied by the average market price	$12.45

Value of common shares issued (thousands)	$21,788
Cash	80,444

Total purchase price	102,232
Direct acquisition costs	2,159

Total	$104,391

    The purchase price, including estimated direct acquisition costs, was allocated to the assets and liabilities of Mackenzie based upon preliminary estimates of their fair value as indicated below. The actual allocation may differ from those assumptions after valuations and other procedures are completed.

Current assets	$26,683
Property, plant and equipment	98,704
Other assets	8
Current liabilities	(8,930)
Other liabilities	(12,074)

Purchase price	$104,391

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

(In thousands, except per share)	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Revenues	$417,287	$549,841
Net income (loss)	(20,711)	34,903
Basic net income (loss) per share	(1.27)	2.16
Diluted net income (loss) per share	(1.27)	2.12

7.  Contingencies

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

    In response to the petitions, the DOC imposed countervailing duties at a preliminary rate of 19.31 percent on Canadian softwood lumber imports after August 17, 2001. The DOC also made a preliminary determination that critical circumstances exist with respect to Canadian softwood lumber imports, which required that countervailing duties at the same rate be assessed retroactively to May 19, 2001. The DOC is expected to announce its preliminary determination regarding anti-dumping duties on October 30, 2001.

    The DOC is expected to issue its final determination decisions on both countervailing duties and anti-dumping duties at a future date estimated to be 75 days after the anti-dumping preliminary determination. The Canadian federal and provincial governments, as well as several Canadian lumber producers, are expected to contest the preliminary determinations. The Company has accrued its best estimate of the liability for countervailing duties at the preliminary rates as of September 30, 2001. The final amount and effective date of anti-dumping and/or countervailing duties that may be assessed on imports of softwood lumber from Canadian exporters, including the Company, cannot be determined at this time.

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

8.  Recent Accounting Developments

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of pooling-of-interests accounting for business combinations. SFAS No. 142 changes the accounting for goodwill, eliminating the periodic charge to earnings for goodwill amortization for fiscal years beginning after December 15, 2001. Instead, the statement will require an annual assessment of goodwill for impairment, or more frequent assessments if circumstances indicate a possible impairment. Additionally, SFAS No. 142 prescribes the accounting for identifiable intangible assets acquired in a business combination. Whereas, SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, SFAS No. 142 required companies to continue to amortize goodwill existing at June 30, 2001 through the end of the current fiscal year, with periodic amortization ceasing effective January 1, 2002. The effect of the adoption of SFAS No. 142 will not have a material impact on the Company's financial statements.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 requires the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the Company is legally obligated to perform retirement activities at the end of the related asset's life and is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of adopting SFAS No. 143 on its consolidated financial position, but does not believe SFAS No. 143 will have a material impact on the Company's financial statements.

    In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment for Disposal of Long-Lived Assets", that replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 created one accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discountinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. Discontinued operations will no longer include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Early application is encouraged.

ITEM 2.

POPE & TALBOT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Pope & Talbot, Inc. (the "Company") lost $9.1 million in the third quarter of 2001, or $.59 per share, compared with net income of $9.3 million, or $.64 per diluted share, in the third quarter of 2000. The Company's net loss year-to-date totaled $17.0 million compared with net income of $28.5 million for the nine months ended September 30, 2000. The third quarter 2001 results include a full quarter of operations for the Mackenzie pulp mill acquired on June 15, 2001.

    Included in the Company's third quarter net loss was a $6.3 million ($10.2 million pre-tax), or $.41 per share, accrual for preliminary import duties on lumber shipped from Canada into the U.S. from May 19, 2001 through the end of the third quarter. See Note 7 of Notes to Condensed Consolidated Financial Statements. The third quarter net loss, excluding the impact of the import duties, was $2.8 million, or $.18 per share.

    Total revenues were $142.3 million in the third quarter of 2001 compared with $143.1 million in the same period of 2000. Pulp products revenues were $84.8 million in the third quarter of 2001 compared with $92.6 million in the third quarter a year ago and $50.8 million in the second quarter of 2001. Pulp sales totaled 194,454 metric tons in the third quarter of 2001, compared with 134,884 metric tons in the third quarter of 2000 and 112,940 metric tons in the second quarter of 2001. The increase in sales volume resulted primarily from the Mackenzie pulp mill acquisition. Average pulp sales prices of $407 per metric ton in the third quarter of 2001 declined $264 per metric ton, or 39 percent, over the same period a year ago and $33 per metric ton, or 8 percent, from the second quarter of 2001. Pulp prices in 2001 have declined as a result of weakening demand and high levels of pulp inventory world-wide in the first half of 2001. Recent declines in pulp producer inventory levels has led to announced pulp price increases for the fourth quarter of 2001.

    Year-to-date, pulp products revenues were $211.7 million for 2001 and $271.4 million for 2000. Prices averaged $470 per metric ton in the 2001 period and $634 per metric ton in the first nine months of 2000. Pulp shipments in the first nine months of 2001 totaled 441,690 metric tons compared with 424,752 metric tons in the same period of 2000.

    Wood products revenues, including lumber, log and chip sales, in the third quarter of 2001 totaled $57.6 million compared with $50.5 million in the same quarter of 2000 and $57.4 million in the second quarter of 2001. Average lumber sales prices of $342 per thousand board feet in the current quarter were up 11 percent compared with $307 per thousand board feet in the third quarter of last year, and down 3 percent compared with the second quarter of 2001. Lumber sales volumes of 142.7 million board feet in the third quarter of 2001 were up 8 percent compared with the same period a year ago, and flat compared with the second quarter of 2001. Despite the currently low interest rate environment, recent declines in the level of new housing starts and remodeling activity and uncertainties with respect to the outcome of the preliminary countervailing duty assessment may lead to continued volatility in lumber sales prices.

    Year-to-date, wood products revenues were $154.9 million for 2001 and $182.6 million for 2000. Prices averaged $334 per thousand board feet in the first nine months of 2001 compared with $352 per thousand board feet in the same period of 2000. Lumber sales volumes for the first nine months of 2001 totaled 387 million board feet compared with 434.3 million board feet in the same period last year.

    Year-to-date, cost of sales for pulp products was $217.3 million in the 2001 period compared with $210.5 million in the first nine months of 2000. Cost of sales for pulp products in the 2001 period included write-downs of pulp inventories due to rapidly declining prices. Cost of sales for pulp products was $86.9 million in the third quarter of 2001 compared with $69.5 million in the same period of 2000 and $58.0 million in the second quarter of 2001. Pulp production totaled 174,255 metric tons in the third quarter of 2001 compared with 140,000 metric tons in the same period last year and 120,275 metric tons in the second quarter of 2001. Average production costs per ton of pulp decreased in the third quarter of 2001 compared with the same quarter last year, primarily the result of lower fiber and energy costs.

    Production at the Company's Halsey pulp mill was shut down during July and August 2001 resulting in the curtailment of approximately 32,000 metric tons of pulp production. In connection with the shutdown, the Company entered into an agreement with PacifiCorp under which PacifiCorp paid the Company to reduce electricity demand. The payments from PacifiCorp offset a significant portion of the costs incurred during the shutdown period. The Mackenzie pulp mill curtailed two weeks of production in September for its scheduled annual maintenance outage.

    At June 30, 2001, the Company had pulp inventory valuation allowances of $4.5 million, resulting from pulp inventory write-downs of $1.3 million and $3.2 million in the first and second quarters of 2001, respectively. The second quarter write-down reflected the second quarter decrease in prices for the Company's pulp products as well as the Halsey pulp mill's inventory volume increase in advance of the anticipated July and August shutdown period. The pulp inventory valuation allowances declined to $2.3 million at September 30, 2001 as inventory levels decreased and pulp prices stabilized in the third quarter of 2001.

    Year-to-date, cost of sales for wood products was $149.9 million in the 2001 period with $166.0 million in the first nine months of 2000. Cost of sales for wood products in the third quarter of 2001 was $60.0 million compared with $48.1 million in the third quarter of 2000 and $48.8 million in the second quarter of 2001. Included in cost of sales in the third quarter of 2001 is $10.2 million of accrued (non-cash) countervailing duties on softwood lumber imported into the U.S. from the Company's Canadian sawmills. In August 2001, the U.S. Department of Commerce imposed countervailing duties at a preliminary rate of 19.31 percent on lumber imports after August 17, 2001. Due to a preliminary determination that "critical circumstances" exist with respect to Canadian softwood lumber imports, the countervailing duties were assessed at the same rate retroactively to May 19, 2001. The amount of countervailing duties at the preliminary rate that relates to the retroactive application period totaled $6.7 million. Lumber production totaled 140.6 million board feet in the third quarter of 2001 compared with 117.7 million board feet in the same period of last year and 150.6 million board feet in the second quarter of 2001. Average lumber costs of production, excluding countervailing duties, decreased in the third quarter of 2001 compared with the same period of 2000, primarily due to lower log costs.

    Selling, general and administrative expenses ("SG&A") for the third quarter of 2001 totaled $6.0 million compared with $7.8 million in the same period of 2000. Total SG&A expenses in 2001 decreased from the year ago amounts primarily due to lower legal fees and lower costs for employee incentive plans linked to the Company's financial performance.

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

    During the first nine months of 2001, net cash provided by operating activities was $19.0 million compared with $64.4 million in the first nine months of 2000. Income in the third quarter of 2001 before interest, taxes, depreciation and amortization ("EBITDA") was a negative $3.5 million, compared with $25.2 million in the third quarter of 2000 and $2.5 million in the second quarter of 2001.

    EBITDA was $3.5 million year-to-date as of September 30, 2001 compared with $80.1 million for the first nine months of 2000. The decrease in EBITDA was primarily due to a $76.5 million decrease in pre-tax earnings for 2001, which also included a $10.2 million non-cash charge for countervailing duties on lumber. Excluding the non-cash charge for those duties, EBITDA for the third quarter and first nine months of 2001 was $6.7 million and $13.7 million, respectively. The discussion of changes in assets and liabilities that follows excludes the impact of the acquisition of the net assets of the Mackenzie pulp mill on June 15, 2001. In the first nine months of 2001, accounts receivable decreased $1.3 million, and inventories decreased $13.8 million primarily due to reductions in saw logs. Saw log inventories generally build in the winter months due to fewer logging restrictions. Accounts payable and accrued liabilities increased $8.8 million since year-end, reflecting the accrual of countervailing duties on lumber which was partially offset by decreases in accrued incentive compensation and interest expense. The change in income taxes reflected estimated Canadian income tax payments made in 2001 and the current year increase in income taxes receivable.

  Investing Activities

    The Company invested $14.5 million in capital projects in the first nine months of 2001 and estimates that total 2001 capital spending will be less than $20 million, including anticipated Mackenzie capital projects. These capital projects relate primarily to maintenance of existing operations and include a limited number of relatively small, high-return projects. Capital expenditures for the year 2000 totaled $50.6 million ($41.1 million through September 30, 2000), which included $27.5 million of expenditures related to the Halsey pulp mill chlorine dioxide project completed in November 2000.

    On June 15, 2001, the Company acquired the Mackenzie pulp mill from Norske Skog Canada for approximately $80.4 million in cash and 1,750,000 shares of Company common stock. The cash investment in Mackenzie, including direct acquisition costs, totaled $82.6 million. The funding for the cash portion of the acquisition costs was financed with approximately $75 million of bank lines of credit and term loan facilities and the balance from existing cash balances.

  Financing Activities

    At September 30, 2001, the Company had available approximately $37.0 million of borrowing capacity under its revolving credit agreements. The Company's ratio on long-term debt to total capitalization was 52 percent at September 30, 2001.

    Cash dividends of $6.5 million were paid in the first nine months of 2001 compared with $5.4 million in 2000. The increase in dividends paid primarily reflects an increase in the dividend rate in July 2000 and an increase in the number of shares outstanding due to shares issued in the Mackenzie acquisition. In the first nine months of 2000, the Company repurchased 636,100 common shares through open market purchases.

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

    The Company's Harmac pulp mill has a long-term fiber supply agreement with Weyerhaeuser Company Limited (Weyerhaeuser) that provides for 1.7 million cubic meters of fiber per year through 2019. Fiber is purchased at market or at prices determined under a formula intended to reflect market value of the fiber and which takes into account the net sales value of pulp sold by Harmac. The Company's Mackenzie pulp mill purchases approximately 70 percent of its fiber requirements from sawmills also located in Mackenzie, British Columbia and operated by Slocan Forest Products Ltd. ("Slocan"). The failure by Weyerhaeuser or Slocan to produce the required fiber pursuant to this contract could have a material adverse effect on the Company as a whole. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Weyerhaeuser. There can be no assurance that the Company will be able to obtain an adequate supply of softwood fiber for its pulp operations.

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

  Fees on Lumber Imports into the United States

    On April 1, 2001, the Canada-U.S. Softwood Lumber Agreement expired. On April 2, 2001, petitions for the imposition of anti-dumping and countervailing duties on softwood lumber from Canada were filed with the U.S. Department of Commerce ("DOC") and the U.S. International Trade Commission ("ITC") by the Coalition for Fair Lumber Imports. In August 2001, the DOC imposed countervailing duties at a preliminary rate of 19.31 percent on Canadian lumber imports retroactive to May 19, 2001. As of September 30, 2001, the DOC had not yet made a determination regarding anti-dumping duties. The final amount and effective date of anti-dumping and/or countervailing duties that may be assessed on imports of softwood lumber from Canadian exporters, including the Company, cannot be determined at this time.

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

  Financial Leverage

    The Company's long-term debt as a percentage of total capitalization at September 30, 2001 was 52 percent. While the Company's leverage level is not unusual for the forest products and pulp industries, this leverage increases its financial risk by:

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

    The Company's exposure to market risk for interest rates relates primarily to investments in short-term marketable securities and variable rate short- and long-term debt. The Company's investment in marketable securities at September 30, 2001 was not significant, and the Company's debt is primarily fixed rate. Therefore, net income is not materially affected when market interest rates change.

    The Company from time-to-time utilizes well-defined financial contracts in the normal course of its operations as a means to manage its foreign exchange and commodity price risks. The vast majority of these contracts are fixed-price contracts for future purchases of natural gas that meet the definition of "normal purchases" and, therefore, are not considered derivative instruments under Statement 133, as amended.

    The Company has significant operations in Canada and, therefore, is exposed to foreign currency rate risk. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company's investment in Canadian operations.

    The Company's net investment in foreign subsidiaries with a functional currency other than the U.S. dollar is not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the period-end exchange rate were approximately $220.0 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $22.0 million at September 30, 2001. Any loss in fair value would be reflected as a cumulative translation adjustment and would not reduce reported net income of the Company.

    The Company is exposed to foreign currency transaction gains and losses in the translation of U.S. dollar denominated intercompany borrowings, cash and accounts receivable of its Canadian subsidiary and Canadian dollar denominated intercompany loans made by the parent company. Transaction gains and losses were not material to the results of operations for the Company's 2001 or 2000 periods.

    At September 30, 2001, the Company had no forward currency exchange contracts outstanding. The Company does not hold financial instruments for trading purposes.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8K

(a)
Reports on Form 8-K

  On August 17, 2001, the Company filed a Current Report on Form 8-K/A Amendment No. 1 to amend its previously filed Form 8-K relating to the acquisition of Norske Skog Canada Mackenzie Pulp Limited. The amendment included under Item 7 the financial statements of Mackenzie Pulp Operations (a Division of Norske Skog Canada Limited) as of and for the year ended December 31, 2000, and as of and for the three months ended March 31, 2001, as well as pro forma financial information as of March 31, 2001 and for the three months ended March 31, 2001 and the year ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC. Registrant

Date: October 29, 2001	/s/ Maria M. Pope
Maria M. Pope Vice President and Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  Part I. Financial Information
  ITEM 1. Financial Statements
POPE & TALBOT, INC. CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited) (Dollars in Thousands)
POPE & TALBOT, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in Thousands Except Per Share Amounts)
POPE & TALBOT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in Thousands)
POPE & TALBOT, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2001 and 2000 (Unaudited)
  ITEM 2.
POPE & TALBOT, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8K
SIGNATURES