Form 10-K405
period 2001-12-31
POPE & TALBOT INC /DE/
filed 2002-03-13
CIK 311871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to                         .

Commission File Number 1-7852

POPE & TALBOT, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-0777139
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1500 SW 1st Avenue, Portland, Oregon	97201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (503) 228-9161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Stock, par value $1.00	New York Stock Exchange, Pacific Stock Exchange
Rights to purchase Series A Junior Participating Cumulative Preferred Stock	New York Stock Exchange, Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

The aggregate market value of voting stock held by nonaffiliates of the registrant is $225,678,339 as of March 5, 2002 ($15.15 per share).

15,620,289

(Number of shares of common stock outstanding as of March 5, 2002)

Part I and Part II incorporate specified information by reference from the annual report to shareholders for the year ended December 31, 2001. Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders to be held on May 2, 2002.

PART I

Statements in this report and the documents incorporated herein by reference that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on present information the Company has related to its existing business circumstances and involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from such forward-looking statements. In addition to specific factors that may be described in connection with any particular forward-looking statements, factors that could cause actual results to differ materially include those set forth under “Cautionary Statement Regarding Forward-Looking Information” in the Management’s Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference from the Company’s Annual Report to Shareholders for the year ended December 31, 2001. Unless required by law, the Company does not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, readers should carefully review the reports and documents the Company files from time to time with the Securities and Exchange Commission, particularly its Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1.    Business

Introduction

Pope & Talbot, Inc. (the Company) is engaged principally in the pulp and wood products businesses. The Company’s pulp business manufactures and sells bleached kraft pulp for newsprint, tissue and high-grade coated and uncoated paper. In its wood products business, the Company manufactures and sells standardized and specialty lumber and residual wood chips. The businesses in which the Company is engaged are extremely competitive, and a number of the Company’s competitors are substantially larger than the Company with correspondingly greater resources.

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

Until the sale of the tissue business in 1998, the Company produced a line of private label consumer tissue products including towels, napkins, bathroom tissue and facial tissue. Also, the Company produced disposable diaper products until the 1996 sale of the diaper business. These products were sold under private and controlled labels. The sale of the assets of the Company’s tissue business in 1998 and the tissue business operating results in 1997 were classified as income from discontinued operations as shown in the “Five-Year Summary of Selected Financial Data” in the Company’s 2001 Annual Report to Shareholders.

Since the mid-1980s, the Company has reduced its dependency on timber from the Pacific Northwest, where environmental concerns have sharply restricted the availability of and increased the cost of public timber. At the same time, the Company increased its operations in regions having more stable timber supplies, particularly in British Columbia and to a lesser extent the Black Hills region of South Dakota and Wyoming. In 1985, the Company distributed its timber and land development properties in the State of Washington to its shareholders through interests in a newly formed master limited partnership, Pope Resources. In 1989, the Company sold its Oregon sawmill, and the Company has since sold its remaining Oregon timberlands. In 1992, the Company acquired a sawmill in Castlegar, British Columbia and related timber cutting rights. At the end of 1995, the Company permanently closed its Port Gamble, Washington sawmill. The small, 30 million board foot sawmill in Newcastle, Wyoming was closed in 2000 as part of the Company’s effort to rationalize its Black Hills production facilities due to a reduction in public timber availability in that region.

In the late 1970s, the Company expanded into the pulp business with the purchase of the Halsey, Oregon pulp mill. The Halsey mill produces bleached kraft pulp which is sold to writing paper, tissue and newsprint manufacturers in the U.S., Europe and Asia.

Through a number of purchases in 1997 and 1998, the Company acquired a 60 percent ownership interest in Harmac Pacific Inc. (Harmac). On November 8, 1999, the Company acquired the remaining minority interest in Harmac. The Harmac acquisition was accounted for as a step purchase transaction, and the results of operations of Harmac have been included in the Company’s consolidated financial statements from February 2, 1998. Harmac, which was publicly traded on the Toronto, Vancouver and Montreal stock exchanges, operated a pulp mill located on the east coast of Vancouver Island at Nanaimo, British Columbia, Canada.

During 2001, the Company maintained its strategy of increasing and improving the Company’s position in the pulp business. On June 15, 2001, the Company acquired the Mackenzie pulp mill, located in the northern interior of British Columbia, Canada, from Norske Skog Canada. The mill has a total pulp capacity of 230,000 metric tons per year. The purchase price was $80.4 million U.S. in cash and 1,750,000 shares of Company common stock. With the Mackenzie acquisition, the Company’s pulp production capacity increased to 830,000 metric tons annually. In addition, the Company has the ability to offer customers additional types of products. The results of operations of the Mackenzie pulp mill have been included in the Company’s consolidated financial statements from the acquisition date.

Pulp Business

The Company operates a pulp mill located in Halsey, Oregon (the Halsey mill) and pulp mills in Nanaimo (the Harmac mill) and Mackenzie (the Mackenzie mill), British Columbia. The Halsey mill, with a capacity of approximately 200,000 metric tons, produces bleached kraft pulp which is sold in various forms to printing and writing paper, tissue, and newsprint manufacturers in the Pacific Northwest and in the open market.

Substantially all of the Company’s wood chip and sawdust requirements for the Halsey pulp mill are satisfied through purchases from third parties. The Company has long-term chip supply contracts with sawmills in the Pacific Northwest. To provide an adequate supply of wood fiber for the mill, the Company has expanded its capability of using sawdust as a raw material for a significant portion of the production. Additionally, the Company continues to use an expanded geographic base to maintain an adequate supply of chips for the approximately 30 to 40 percent of the pulp mill’s production which remains based on softwood chips. The Company believes that, based on existing wood chip and sawdust availability both within the Willamette Valley region of Oregon and from other sources, fiber resources will be adequate for the Company’s requirements at the Halsey pulp mill in the foreseeable future. In conjunction with the fiber acquisition program for the Halsey pulp mill, the Company brokers wood chips for sale primarily into the export market.

With a current annual capacity of approximately 400,000 metric tons, the Harmac mill is one of the largest producers of market pulp in Canada, according to PricewaterhouseCoopers LLP’s “2001 Global Market Pulp Survey of 2000.” The Harmac mill manufactures a wide range of high-quality kraft pulp made from custom blends of western hemlock, balsam, western red cedar and Douglas fir.

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

Weyerhaeuser has agreed that it will supply, in addition to the minimum volumes to which it is committed under the Chip and Pulp Log Supply Agreement, the fiber required to fulfill the balance of the Harmac mill’s operating requirements, provided that such fiber is available in the market without detriment to Weyerhaeuser’s own operations. In addition, the Company has entered into arrangements with other independent fiber suppliers to provide pulp fiber incremental to that provided by Weyerhaeuser. To a limited degree, the Harmac mill also has the ability to acquire wood chips from the Company’s Canadian sawmills. Improved utilization and recovery of available raw materials, through means such as the chip conditioning system completed in 1998, aids in fiber utilization and quality. The chip conditioning system consists of an industry standard set of chip thickness screens that separate oversized and undersized chip fragments and reprocesses the unacceptable wood chips to increase fiber quality and utilization.

In June 2001, the Company purchased the Mackenzie pulp mill from Norske Skog Canada. Located in northern British Columbia, the Mackenzie pulp mill is known for producing a particularly fine grade of northern bleached softwood kraft (NBSK) pulp from chips and sawdust. A synergistic fit with the Company’s existing Harmac and Halsey pulp mills, the Mackenzie facility provides the Company the ability to offer customers additional types of products and has raised the Company’s production capacity by 38 percent, or 230,000 metric tons of NBSK pulp, to a total of 830,000 metric tons. The Mackenzie pulp mill’s capacity consists of 105,000 metric tons per year of sawdust-based pulp and 125,000 metric tons of long fiber pulp.

The Company’s Mackenzie pulp mill purchases approximately 70 percent of its fiber requirements from sawmills also located in Mackenzie, British Columbia and operated by Slocan Forest Products Ltd. (Slocan), primarily under long-term evergreen contracts. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Slocan. The Company believes there is an abundance of fiber resources available within an economic radius of the mill that will be adequate for the Mackenzie pulp mill’s requirements.

Marketing and Distribution. The Company’s pulp is marketed globally through sales offices in Portland, Oregon and Brussels, Belgium and through agency sales offices around the world. In 2001, approximately 36 percent of the pulp segment’s revenues were derived from sales to Europe, 35 percent to North America and 27 percent to Asia. The Company sold pulp products to numerous customers during 2001, none of which accounted for more than 10 percent of total revenues.

In 2001, approximately 55 percent of pulp was sold to customers at market prices under long-term or “evergreen” contracts, renewable each year. Approximately 30 percent is sold to other repetitive customers without contract, with the balance sold on a spot basis. By establishing and maintaining long-term contractual relationships, the Company is better able to forecast and regulate production.

Backlog. The Company’s pulp customers either enter into contracts for periods of one to three years or purchase pulp without obligation for future purchases. The contractual customers provide the Company with annual estimates of their requirements, followed by periodic orders based on more definitive information. As of December 31, 2001, the Company’s backlog of orders believed to be firm for both contractual and non-contractual customers was $57.1 million compared with $82.9 million at December 31, 2000. The backlog of pulp orders at year-end represents orders which will be filled in the first quarter of the following year.

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

The principal methods of competition in the pulp market are price, quality, volume, reliability of supply and customer service. The Company’s competitive advantages include the strength of its northern softwood fiber and the variety and consistent quality of the pulps it produces. In addition, Harmac has the operational flexibility provided by its three separate production lines in combination with the three principal species of fiber available in the region.

For further information regarding amounts of revenue, operating profit and loss and other financial information attributable to the pulp business, see Note 12 of “Notes to Consolidated Financial Statements” in the Company’s 2001 Annual Report to Shareholders. Such information is incorporated herein by reference.

Wood Products Business

The Company’s wood products business involves the manufacture and sale of dimension and board lumber. Total estimated annual capacity approximates 608 million board feet. Wood chips and other materials obtained as a by-product of the Company’s lumber operations are also sold. During the last three years, revenues from lumber sales were approximately 83 percent or more of total wood products revenues with the balance being wood chips, other residuals and logs. The principal sources of raw material for the Company’s wood products operations are timber obtained through long-term cutting licenses on public lands, logs purchased in open log markets, timber offered for sale via competitive bidding by federal agencies and timber purchased under long-term contracts to cut timber on private lands.

Approximately 80 percent of the Company’s current lumber capacity is located in British Columbia, Canada and 20 percent in the Black Hills region of South Dakota. For the Company’s Canadian sawmills, approximately 70 percent of the timber requirements are obtained from the Provincial Government of British Columbia under long-term cutting licenses on public lands with the remaining 30 percent purchased in competitive open log markets. In the Black Hills, the Company obtains approximately 40 percent of its timber requirements from public sources under long-term timber harvesting contracts, 40 percent from private sources under long-term harvesting contracts and 20 percent is purchased in competitive open log markets.

Approximately 95 percent of all timberlands in British Columbia are owned by the Province of British Columbia and administered by the Ministry of Forests. The Forest Act empowers the Ministry of Forests to grant timber tenure, including Tree Farm Licenses (TFLs), Forest Licenses (FLs), and Timber Licenses. The annual allocable cut (AAC) for timber tenures is determined by the Ministry of Forests on a sustained yield basis and reflects timber conditions, regional and local economic and social interests, and environmental considerations. The actual cut from a TFL or FL for any given year may vary up to 50 percent above or below the designated AAC for the tenure as long as the annual average cut over a five year prescribed period is within 10 percent of the designated AAC for that period.

A TFL is an area based tenure granted for a term of 25 years that is replaced every five years for a further 25 year term, subject to satisfactory performance by the licensee of its forest management obligations as determined by the Ministry of Forests. Approximately 63 percent of the Company’s AAC is derived from two TFLs (TFL 8 and TFL 23) which are considered the most secure form of timber tenure. The Company’s two TFLs were both replaced effective March 1, 2000 with 25 year terms.

Provincial government timberlands which are not designated as TFLs are organized into timber supply areas (TSAs). FLs are issued within each TSA with the overall harvest for the TSA managed by the Ministry of Forests on a sustained yield basis. FLs are volume based tenures which authorize a specified volume of timber to be cut within a specific TSA. FLs have a term of 15 years and are generally replaceable every five years for a term of 15 years, subject to satisfactory performance by the licensee of its forest management obligations as determined by the Ministry of Forests. The Company has one FL located in the Boundary TSA that provides approximately 37 percent of the Company’s AAC. The Company’s FL was replaced on December 1, 1998 for a 15-year term. The Company is in compliance in all material respects with the terms of its forest tenures.

A stumpage charge is assessed by the Province of British Columbia on all government timber that is harvested. The base stumpage rate charged is determined to meet revenue targets set by the provincial government. The base rate is adjusted quarterly by the Ministry of Forests for various factors including recent lumber prices, timber quality, harvesting costs and species mix.

Provincial legislation requires the Chief Forester for British Columbia to review sustainable timber harvesting levels in each TFL and TSA in the Province every five years. Such determinations involve the Company’s two TFLs and one FL. Overall, there have been no significant increases or decreases to the Company’s AACs as a result of these reviews for the last 10 years. The Company anticipates that the AAC for TFL 8 will increase at the conclusion of the next review (currently underway) as a result of improved timber inventories.

The Company was able to maintain it’s AAC for it’s timber tenures while the provincial government’s target to double the protected provincial land base from 6 percent to 12 percent was met in the year 2000. Certain regions of British Columbia, including the coastal forest area, will have more than 12 percent of lands in protected status. The Provincial government has reviewed all the lands containing the Company’s forest tenures for determination of protected status and no negative impact on timber supplies has occurred.

The Provincial Government of British Columbia’s Commission of Resources and Environment issued the Kootenay Boundary Land Use Plan in 1997. This land use plan set aside several new wilderness areas. Although no assurances can be given, management believes that timber supplies for the Company’s Canadian sawmills are relatively stable. The Company has in place reforestation practices designed to sustain and enhance timber supplies in the long-term.

The British Columbia government has also implemented its Forest Practices Code (Code) which became fully effective in mid-1997. The Code governs all facets of a company’ s forest management activities from planning through harvesting and forest renewal and provides a uniform set of rules which are designated to better secure the long-term sustainability of the forest industry. The Company’s harvesting practices are in substantial compliance with the standards set out in the Code.

The Company’s Canadian forest operations are carried out on public forestlands that are subject to the constitutionally protected treaty or common law rights of the First Nations People of Canada. For historical reasons, most of the lands in British Columbia are not covered by treaties and, as a result, the claims of British Columbia’s First Nations People relating to these forest resources are largely unresolved. To address these claims, the governments of Canada and British Columbia instituted a negotiation process under the administration of a treaty commission. Any settlements that may result from the negotiation process may involve a combination of cash and resources and grants of conditional rights to gather food on public lands and some rights of self-government. The effect of any treaties on timber tenure rights, including timber tenures of the Company, cannot be estimated at this time. Such claims may, in the future, result in: a decrease in the lands available for forest operations under British Columbia licenses, including under the Company’s licenses and contracts;

additional restrictions on the sale and harvest of timber on British Columbia timberlands; and an increase in operating costs. Such claims could also affect timber supply and prices. The Company believes that such claims will not have a significant effect on the Company’s timber availability in year 2002, and does not believe there will be significant impacts in the future.

The Company’s Spearfish, South Dakota mill produces primarily dimension pine lumber and premium quality pine boards. In addition, this mill produces quality, specialty products like exterior log cabin siding and interior pine paneling. The Spearfish mill harvests timber from public and private lands in the Black Hills region and incorporates the requirements of the American Forest & Paper Association’s (AF&PA) Sustainable Forestry Initiative (SFI) standard, the standard for sustainable forestry practices on private land in the U.S. It includes a land stewardship ethic that integrates the managing, growing, nurturing, harvesting and reforesting and replanting of trees with the conservation of soil, air and water quality, wildlife and fish habitat and aesthetics. Support for and conformity to the SFI standard is mandatory for AF&PA member companies.

Canada—U.S. Trade Issues. The Canada-U.S. Softwood Lumber Agreement (SLA) of 1996 established volume quotas on Canadian softwood lumber shipments to the U.S. Based on this agreement, as amended by Canada and the United States on August 26, 1999, Canadian lumber producers in certain provinces were assigned quotas of lumber volumes that could be shipped to the U.S. tariff-free. Incremental volumes were subject to a three-tier tariff. The net impact of these changes were increased tariff fees paid to the Government of Canada and/or reduced production (by increasing down time) at the Company’s British Columbia sawmills. During 2000 and 1999, the Company expensed tariff charges of approximately $.2 million and $7.1 million, respectively, related to shipments from the Company’s British Columbia sawmills into the U.S. Because of the SLA, the Company took several shutdowns during 2000 and 1999.

On April 1, 2001, the SLA expired and on April 2, 2001, petitions for the imposition of antidumping and countervailing duties on softwood lumber from Canada were filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC), by certain U.S. industry and trade groups. In response to the petitions, the ITC conducted a preliminary injury investigation and on May 16, 2001 determined that there was a reasonable indication that the lumber industry in the United States was threatened with material injury by reason of softwood lumber imports from Canada.

On August 9, 2001, the DOC issued its preliminary determination on the countervailing duty and imposed a preliminary duty rate of 19.31 percent to be posted by cash deposits or bonds on the sales of softwood lumber to the U.S. on or after August 17, 2001. The DOC also made a preliminary determination that certain circumstances existed which may result in duties on sales of softwood lumber applying retroactively to May 19, 2001 (Critical Circumstances). The preliminary duty rate of 19.31 percent was suspended on December 15, 2001, 120 days after the preliminary determination, in accordance with U.S. law. The Company has accrued $13.6 million for the period from May 19, 2001 to December 15, 2001 for countervailing duties at the preliminarily determined rate of 19.31 percent. Duties accrued for the retroactive portion of the countervailing duties for the period from May 19, 2001 to August 16, 2001 totaled $6.7 million.

On October 31, 2001, the DOC issued its preliminary determination on the antidumping duty and imposed a company specific preliminary duty rate on six companies reviewed ranging from 5.94 percent to 19.24 percent. All other companies, including Pope & Talbot’s Canadian subsidiary, received the weighted average rate of the six companies of 12.58 percent. The antidumping duty rate applies to all shipments of softwood lumber made to the U.S. on or after November 6, 2001. The DOC did not find Critical Circumstances in its preliminary antidumping ruling and therefore did not assess these duties retroactively. The Company has accrued $2.0 million for the period from November 6, 2001 to December 31, 2001 for antidumping duties at the preliminarily determined average rate of 12.58 percent.

The Company has accrued $15.6 million for countervailing and antidumping duties as of December 31, 2001. The final amount and effective date of countervailing and antidumping duties that may be assessed on Canadian softwood lumber exports to the U.S. cannot be determined at this time and will depend on determinations yet to be made by the DOC and ITC and any reviewing courts, NAFTA or WTO panels to which those determinations may be appealed. Any adjustments to the financial statements resulting from a change in the final countervailing and antidumping duty rates or Critical Circumstances determination in the countervailing case will be made prospectively.

Marketing and Distribution. In 2001, approximately 65 percent of the Company’s lumber products were sold to wholesalers, with the remainder sold to remanufacturers and other suppliers of building materials. Wood chips produced by the Company’s sawmills are sold to manufacturers of pulp and paper in the U.S. and Canada. Logs not suitable for consumption (approximately six percent of logs acquired in 2001) are sold to other U.S. and Canadian forest products companies.

Marketing of the Company’s wood products is centralized in its Portland, Oregon office. Although the Company does not have distribution facilities at the retail level, the Company does utilize several reload facilities around the U.S. to assist in moving the product closer to the customer. The Company sold wood products to numerous customers during 2001, none of which accounted for more than 10 percent of total revenues.

Backlog. The Company maintains a minimal finished goods inventory of wood products. At December 31, 2001 orders were approximately $5.1 million compared with approximately $3.3 million at December 31, 2000. This backlog represented an order file for the Company which generally would be shipped within approximately one month.

Competition. The wood products industry is highly competitive, with a large number of companies producing products that are reasonably standardized. There are numerous competitors of the Company that are of comparable size or larger, none of which is believed to be dominant. The principal means of competition in the Company’s wood products business are pricing and the ability to satisfy customer demands for various types and grades of lumber.

For further information regarding amounts of revenue, operating profit and other financial information attributable to the wood products business, see Note 12 of “Notes to Consolidated Financial Statements” in the Company’s 2001 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

In April 1998, the Environmental Protection Agency (EPA) published regulations establishing standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act. These regulations are collectively referred to as the “Cluster Rules.” The Company’s exposure to these regulations relates to the Company’s Halsey pulp mill. Compliance with certain portions of the Cluster Rules was required by April 1, 2001 with other portions not required until 2002 and 2006. The upgrade of the Halsey mill, required to comply with the first two portions of the Cluster Rules, was begun in 1998 and completed in November 2000 at a total cost of $37.4 million. The Company spent an additional $.3 million in 2001 to complete compliance with the 2002 portion of the Cluster Rules and currently estimates the cost of compliance with the portion of the Cluster Rules that becomes effective in 2006 at $3 million.

The Mackenzie pulp mill is subject to particulate emission standards determined by the B.C. Ministry of Water, Land and Air Protection. The Company will perform a study in 2002 to determine the appropriate control devices and equipment configuration to reduce particulate emissions from the mill’s power boiler. The Company expects to complete the project by the second quarter of 2004. The estimated costs, including the feasibility study in 2002, are expected to be incurred as follows: 2002—$.3 million; 2003—$5 million and 2004—$1.3 million.

The Company’s estimates of future environmental compliance expenditures are based on its understanding of current standards. However, the ultimate outcome of future compliance is uncertain due to various factors such as the interpretation of environmental laws, potential introduction of new environmental laws and evolving technologies.

The preservation of old-growth forests and wildlife habitat has affected and may continue to affect the amount and cost of timber obtainable from public agencies in Oregon and Western Washington. The Halsey pulp mill has been affected by the decrease in timber availability since its primary raw materials, wood chips and sawdust, are by-products of the lumber manufacturing process.

The major environmental issues for pulp producers in British Columbia are the management of wastewater, air emissions and solid waste in compliance with the extensive body of applicable environmental protection laws and regulations. The Harmac and Mackenzie mills have in place comprehensive environmental management programs, comprising modern pollution abatement and control technologies, detailed operating procedures and practices, early warning systems, scheduled equipment inspections and emergency response planning. Regular independent audits ensure that the environmental programs are being implemented effectively and that all regulated requirements are being met.

Current legislation requires all pulp mills in British Columbia to eliminate the discharge of chlorinated organic compounds by December 31, 2002. Currently, the cost of available technology to eliminate all chlorinated organic compounds at kraft pulp mills is prohibitive. The British Columbia government, industry and other stakeholders are engaged in discussions to resolve this issue. If the current legislation is not amended, substantially all of the chemical pulp mills in British Columbia would likely be required to be closed, which would have a material adverse effect on the Company.

Legislation in British Columbia governing contaminated sites became effective in April 1997. If a triggering event occurs in respect of any property that has been used for industrial or commercial purposes, the regulations require, among other things, a site profile to be prepared in order to determine whether the site in question is potentially contaminated, in which case remediation may be required under government supervision. Pulp mills are subject to these regulations and past and present owners or operators of mill sites may face remediation costs if contaminated areas are found. Triggering events would include the sale of the property or the decommissioning of the mill. The

Company cannot assess the magnitude of costs it may be required to incur in the future in order to comply with this legislation if a triggering event should occur.

In British Columbia, the Company’s forest resources and related logging activities and reforestation responsibilities have been affected by governmental actions over the past several years. Refer to “Wood Products Business” for the discussion on the impact of the Provincial Government of British Columbia’s Commission of Resources and Environment and the Forest Practices Code.

See “Item 3. Legal Proceedings” for a discussion of certain environmental legal proceedings.

Employees

At December 31, 2001, the Company employed 2,223 employees of whom 1,740 were paid on an hourly basis and a majority of which were members of various labor unions. Approximately 52 percent of the Company’s employees were associated with the Company’s wood products business, 45 percent were associated with the Company’s pulp business and the balance consisted of corporate management, marketing and administration personnel.

Geographic Areas

For information regarding the Company’s revenues and long-lived assets by geographic area, see Note 12 of “Notes to Consolidated Financial Statements” in the Company’s 2001 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 2.    Properties

The Company leases 38,000 square feet of office space in Portland, Oregon for its corporate administrative and sales functions. This operating lease expires in June 2009. Annual obligations under the lease for rent payments are as follows: 2002—$.7 million; 2003 through 2008—$.8 million and 2009—$.4 million.

Pulp Facilities

The Company has operated a bleached kraft pulp mill near Halsey, Oregon since the late 1970s. The Halsey mill has an estimated production capacity of 200,000 metric tons of pulp and produced 150,500 metric tons of pulp in 2001. The Halsey pulp mill and its new chlorine dioxide facility were sold and leased back in two separate transactions in 1999 and 2001 which are being accounted for as capital leases. The Halsey pulp mill leases expire in 2012. The Company has two purchase options under the leases; one is exercisable in 2007 and the other is exercisable at the end of the lease. Additional information regarding the Halsey mill leases is included in Note 6 of “Notes to Consolidated Financial Statements” in the Company’s 2001 Annual Report to Shareholders.

The Harmac pulp mill is located on a site owned by the Company in Nanaimo on the east coast of Vancouver Island in British Columbia. The Harmac pulp mill has an annual capacity of 400,000 metric tons of pulp and produced 379,000 metric tons in 2001. The Mackenzie pulp mill is located in the town of Mackenzie in the northern interior of British Columbia on a site owned by the Company. The Mackenzie pulp mill has an annual capacity of 230,000 metric tons of pulp and produced 117,000 metric tons in 2001 since its acquisition in June 2001. The Company believes that all of its pulp facilities are adequate and suitable for current operations.

Wood Products Facilities

The following tabulation briefly states the location, character, capacity and 2001 production of the Company’s lumber mills:

	Estimated Annual Capacity	2001 Production(3)
Location
Spearfish, South Dakota	120,000,000 bd. ft.(1)	101,000,000 bd. ft.
Grand Forks, British Columbia	90,000,000 bd. ft.(2)	78,000,000 bd. ft.
Midway, British Columbia	165,000,000 bd. ft.(1)	141,000,000 bd. ft.
Castlegar, British Columbia	233,000,000 bd. ft.(1)	217,000,000 bd. ft.

(1)	Based on operating two shifts, five days per week.
(2)	Based on operating one shift, five days per week.
(3)
Wood chips are produced as a result of the operation of the Company’s lumber mills. It is estimated that the aggregate annual capacity for such production is 300,000 bone-dry units. In 2001, 257,000 bone-dry units were produced.

The Company believes that its wood products manufacturing facilities are adequate and suitable for current operations. The Company owns all of its wood products manufacturing facilities.

Item 3.    Legal Proceedings

The Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company requires further action. Accordingly, the Company and the local governmental owner agreed in a Consent Order with ODEQ to investigate the site and determine an appropriate remedy. The Company is currently participating in the investigation phase of this site. Based on preliminary findings, the Company has established a reserve in the amount of $3.5 million, representing the low end of the range of estimated future remediation and monitoring costs at this site.

In 1998 the Washington Department of Ecology (WDOE) requested that the Company undertake an assessment to determine whether and to what extent the Company’s former mill site at Port Gamble, Washington may be contaminated. The nature of contamination at the former mill site consists of industrial waste contamination of soil, groundwater and surface water/sediment. In addition, four landfills used by the Company are contaminated with wood debris and industrial wastes. Further, WDOE requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. The Company is working with the WDOE to complete the sediment characterization and to prepare risk assessments. Based on preliminary findings, the Company has established a reserve in the amount of $6.7 million representing the low end of the range of estimated future remediation costs at this site.

The ultimate costs to the Company for the investigation, remediation and monitoring of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. The Company has assumed it will bear the entire cost of remediation at these sites.

The Company has tendered the defense of the above environmental claims to a number of insurance carriers that issued comprehensive general liability policies to the Company from the 1940’s to 1992. In 1995, the Company filed a declaratory judgment action to obtain a decision that the insurance carriers were obligated to defend the Company and indemnify it for any environmental liabilities incurred as a result of certain operations of the Company during that period. The Company has concluded settlements with several insurance carriers and is engaged in settlement discussions with other insurance carriers. The Company has more than sufficient policy limits available to meet the Company’s estimated liabilities. The Company believes recovery under these policies is highly probable and has recorded receivables in amounts it has deemed highly probable of realization. It is possible the Company’s recorded estimate of receivables may change.

The Company is also a party to legal proceedings and environmental matters generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that any ultimate outcome resulting from these proceedings and matters would not have a material effect on the Company’s current financial position, liquidity or results of operations; however, in any given future reporting period, such proceedings or matters could have a material effect on results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

In addition to the executive officers who are also directors of the Company, the following executive officers are not directors:

Angel M. Diez, age 56, has been Vice President—General Manager, Pulp Products since February 2001. Prior to becoming Vice President—General Manager, Pulp Products, Mr. Diez was Vice President—Sales and Marketing, Pulp Products, upon joining the Company in 1992. Prior to joining Pope & Talbot, he held positions with Perry H. Koplik & Sons, Inc., Publishers Paper and Boise Cascade.

Abram Friesen, age 59, has been Vice President—General Manager, Wood Products since February 1996. From 1987 to 1996, Mr. Friesen was President of Pope & Talbot Ltd., a wholly-owned subsidiary of the Company.

Maria M. Pope, age 37, has been Vice President, Chief Financial Officer and Secretary since May 1999. From April 1998 to May 1999, Ms. Pope was the Company’s Treasurer and Secretary. Prior to becoming Secretary and Treasurer, Ms. Pope was Planning and Budgeting Manager for the Company upon joining the Company in 1995. Ms. Pope previously worked for Levi Strauss & Co. and Morgan Stanley & Co., Inc. Ms. Pope is the daughter of Peter T. Pope, former Chairman of the Board of the Company and a director of the Company.

PART II

Item 5.    Market for the Company’s Common Stock and Related Security Holder Matters

Pope & Talbot, Inc. common stock is traded on the New York and Pacific stock exchanges under the symbol POP. The number of registered shareholders at year-end 2001 and 2000 was 764 and 823, respectively. Additional information required by Item 5 of Part II is presented in the table entitled “Quarterly Financial Information” on page 35 of the Company’s 2001 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 6.    Selected Financial Data

Information required by Item 6 of Part II is presented in the table entitled “Five Year Summary of Selected Financial Data” on page 8 of the Company’s 2001 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 of Part II is presented on pages 9 through 17 of the Company’s 2001 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7a of Part II is presented on pages 13 and 14 of the Company’s 2001 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

The report of independent public accountants and consolidated financial statements are presented on pages 17 through 34 of the Company’s 2001 Annual Report to Shareholders. Such information is incorporated herein by reference. Additionally, the required supplementary quarterly financial information is presented on page 35 of the Company’s 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers

The information required by Item 10 of Part III is presented as a separate item entitled “Executive Officers of the Registrant Who are Not Directors” in Part I, Item 4 of this Report on Form 10-K and under the items entitled “Certain Information Regarding Directors and Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 2, 2002. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled “Director Remuneration” and “Executive Compensation and Other Information” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 2, 2002. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of Part III is presented under the items entitled “Security Ownership of Management” and “Beneficial Ownership of Over 5 percent of Pope & Talbot Common Stock” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 2, 2002. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Not applicable.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

The consolidated financial statements listed above are included in the Annual Report to Shareholders of Pope & Talbot, Inc. for the year ended December 31, 2001. With the exception of the items referred to in Items 1, 5, 6, 7, 7a and 8, the 2001 Annual Report to Shareholders is not to be deemed filed as part of this report.

(a)(2)  Schedules

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the related schedule, or because the information required is included in the financial statements and notes thereto.

(a)(3)  Exhibits

The following exhibits are filed as part of this annual report.

Exhibit No.

2.1.
Purchase and Sale Agreement dated March 29, 2001 among Norske Skog Canada Limited, Norske Skog Canada Pulp Operations Limited, Pope & Talbot Ltd., Pope & Talbot, Inc., and Norske Skog Canada Mackenzie Pulp Limited (Incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the SEC on May 8, 2001 (SEC File No. 1-7852)).

3.1.
Certificate of Incorporation, as amended. (Incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992), filed with the SEC on March 31, 1993 (SEC file No. 1-7852)).

3.2.	Bylaws. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 24, 2000 (SEC File No. 1-7852)).

4.1.
Indenture, dated June 2, 1993, between the Company and Chemical Trust Company of California as Trustee with respect to the Company’s 8-3/8% Debentures due 2013. (Incorporated herein by reference to Exhibit 4.1 to the Company’s registration statement on Form S-3 filed with the SEC on April 6, 1993 (SEC File No. 33-60640)).

4.2.
Rights Agreement, dated as of April 3, 1998, between the Company and ChaseMellon Shareholder Services, L. L. C., as rights agent. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 1998 (SEC File No. 1-7852)).

4.3.
Amended and Restated Participation Agreement dated as of December 27, 2001 among the Company, SELCO Service Corporation, the Note Purchasers named therein, Wilmington Trust Company and First Security Bank, National Association.

4.4.	Amended and Restated Facility Lease between the Company and Wilmington Trust Company dated December 27, 2001.

10.1.	Executive Compensation Plans and Arrangements

10.1.1.	Employee Stock Option Plan, as amended April 26, 2001.

10.1.2.
Executive Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the SEC on March 31, 1993 (SEC File No. 1-7852)).

10.1.3.
Deferral Election Plan. (Incorporated herein by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 filed with the SEC on March 31, 1993 (SEC File No. 1-7852)).

10.1.4.
Supplemental Executive Retirement Income Plan. (Incorporated herein by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 filed with the SEC on March 25, 1991 (SEC File No. 1-7852)).

10.1.5.
Form of Severance Pay Agreement among the Company and certain of its executive officers. (Incorporated herein by reference to Exhibit 10.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File No. 1-7852)).

10.1.6.	1996 Non-Employee Director Stock Option Plan, as amended April 26, 2001.

10.1.7.	Special Non-Employee Director Stock Retainer Fee Plan. (Incorporated herein by reference to Exhibit 99.5 to the Company’s Form S-8 filed with the SEC on February 22, 1999 (SEC File No. 333-72737)).

10.1.8.
Split Dollar Life Insurance Agreement between the Company and Maria M. Pope, as trustee of the Pope Grandchildren’s Trust, dated December 21, 1999. (Incorporated herein by reference to Exhibit 10.1.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 24, 2000 (SEC File No. 1-7852)).

10.1.9.	Restricted Stock Award Agreement entered into on April 26, 2001 effective as of September 9, 1999 between the Company and Michael Flannery.

10.2.
Lease agreement between the Company and Shenandoah Development Group, Ltd., dated March 14, 1998, for Atlanta diaper mill site as amended September 1, 1988 and August 30, 1989. (Incorporated herein by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990, filed with the SEC on March 25, 1991 (SEC File No. 0-928)).

10.3.
Lease agreement between the Company and Shenandoah Development Group, Ltd., dated July 31, 1989, for additional facilities at Atlanta diaper mill as amended August 30, 1989 and February 1990. (Incorporated herein by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990, filed with the SEC on March 25, 1991 (SEC File No. 0-928)).

10.4.
Province of British Columbia Tree Farm License No. 8, dated March 1, 1995. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 13, 1996 (SEC File No. 1-7852)).

10.5.
Province of British Columbia Tree Farm License No. 23, dated March 1, 1995. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 13, 1996 (SEC File No. 1-7852)).

10.6.
Province of British Columbia Forest License A18969, dated December 1, 1993. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 13, 1996 (SEC File No. 1-7852)).

10.7.
Credit agreement dated June 15, 2001, between the Company and Toronto Dominion Bank, Bank of Montreal and The Bank of Nova Scotia. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 8, 2001 (SEC File No. 1-7852)).

13.1.	Portions of the Annual Report to Shareholders for the year ended December 31, 2001 which have been incorporated by reference in this report.

21.1.	List of subsidiaries.

23.1.	Consent of Arthur Andersen LLP.

The undersigned registrant hereby undertakes to file with the Commission a copy of any agreement not filed under exhibit item (4) above on the basis of the exemption set forth in the Commission’s rules and regulations.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 13th day of March, 2002.

POPE & TALBOT, INC.

By:	/s/ Michael Flannery
Michael Flannery Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2002, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Michael Flannery	Chairman of the Board, President and Chief Executive Officer

Michael Flannery

/s/ Gordon P. Andrews	Director

Gordon P. Andrews

/s/ David J. Barram	Director

David J. Barram

/s/ Charles Crocker	Director

Charles Crocker

/s/ Lionel G. Dodd	Director

Lionel G. Dodd

/s/ Robert G. Funari	Director

Robert G. Funari

/s/ Kenneth G. Hanna	Director

Kenneth G. Hanna

/s/ Robert Stevens Miller, Jr.	Director

Robert Stevens Miller, Jr.

/s/ Peter T. Pope	Director

Peter T. Pope

/s/ Maria M. Pope	Vice President and Chief Financial Officer

Maria M. Pope

/s/ Gerald L. Brickey	Financial Controller

Gerald L. Brickey