Form 10-Q
period 2002-03-31
POPE & TALBOT INC /DE/
filed 2002-04-26
CIK 311871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      from to

Commission File No. 1-7852

POPE & TALBOT, INC.

Delaware	94-0777139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1500 S.W. 1st Ave., Portland, Oregon	97201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(503) 228-9161

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

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Common stock, $1 par value – 15,621,289 shares as of April 22, 2002.

Page No.
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets—March 31, 2002 and December 31, 2001	3
Consolidated Statements of Operations—Three Months Ended March 31, 2002 and 2001	4
Consolidated Statements of Cash Flows—Three Months Ended March 31, 2002 and 2001	5
Notes to Condensed Consolidated Financial Statements	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	15

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	*
ITEM 2. Changes in Securities and Use of Proceeds	*
ITEM 3. Defaults Upon Senior Securities	*
ITEM 4. Submission of Matters to a Vote of Security Holders	*
ITEM 5. Other Information	*
ITEM 6. Exhibits and Reports on Form 8-K	17
SIGNATURES	18

* Omitted since no answer is called for, answer is in the negative or inapplicable.

Part I.    Financial Information

ITEM 1.    Financial Statements

POPE & TALBOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$12,459	$18,463
Short-term investments	109	110
Accounts receivable	60,040	64,812
Inventories	103,294	98,256
Prepaid expenses	5,107	4,573
Deferred income taxes	7,260	10,727

Total current assets	188,269	196,941
Properties:
Plant and equipment	579,918	578,809
Accumulated depreciation	(276,238)	(268,283)

	303,680	310,526
Land and timber cutting rights	7,580	7,535

Total properties	311,260	318,061
Other assets:
Deferred income tax assets, net	11,308	4,828
Other	15,496	15,100

Total other assets	26,804	19,928

	$526,333	$534,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,875	$17,786
Accounts payable	39,948	33,021
Accrued payroll and related taxes	15,077	14,021
Income taxes payable	1,789	937
Accrued lumber import duties	11,324	15,567
Other accrued liabilities	21,409	21,509

Total current liabilities	94,422	102,841
Long-term liabilities:
Long-term debt, net of current portion	225,839	220,029
Other long-term liabilities	40,986	39,947

Total long-term liabilities	266,825	259,976
Stockholders’ equity:
Preferred stock	—	—
Common stock	17,207	17,207
Additional paid-in capital	68,227	68,353
Retained earnings	131,131	139,228
Foreign currency translation adjustment	(25,971)	(25,705)
Accumulated other comprehensive income (loss)	(541)	(1,828)
Common stock held in treasury, at cost	(24,967)	(25,142)

Total stockholders' equity	165,086	172,113

	$526,333	$534,930

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Thousands Except Per Share Amounts)

	Three months ended March 31,
	2002	2001
Revenues:
Pulp	$71,816	$76,179
Wood products	53,687	39,938

Total	125,503	116,117
Costs and expenses:
Cost of sales:
Pulp	79,989	72,388
Wood products	44,249	40,138
Selling, general and administrative	6,366	6,663
Interest, net	3,890	2,514

Total	134,494	121,703

Loss before income taxes	(8,991)	(5,586)
Income tax benefit	(3,237)	(2,626)

Net loss	$(5,754)	$(2,960)

Basic and diluted net loss per share	$(.37)	$(.21)

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands)

	Three months ended March 31,
	2002	2001
Cash flow from operating activities:
Net loss	$(5,754)	$(2,960)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,745	7,496
Changes in assets and liabilities:
Accounts receivable	4,772	5,827
Inventories	(5,038)	9,921
Prepaid expenses and other assets	469	615
Accounts payable and accrued liabilities	3,533	(13,670)
Current and deferred income taxes	(2,090)	(4,982)
Other liabilities	1,081	265

Net cash provided by operating activities	5,718	2,512

Cash flow from investing activities:
Purchases of short-term investments	—	(27,369)
Proceeds from maturities of short-term investments	1	33,109
Capital expenditures	(2,334)	(3,220)
Proceeds from sale of properties	6	—

Net cash provided by (used for) investing activities	(2,327)	2,520

Cash flow from financing activities:
Short-term borrowings	—	10,000
Proceeds from long-term debt	8,000	—
Repayment of long-term debt	(15,101)	(1,446)
Proceeds from issuance of treasury stock, net	49	166
Cash dividends	(2,343)	(2,081)

Net cash provided by (used for) financing activities	(9,395)	6,639

Increase (decrease) in cash and cash equivalents	(6,004)	11,671
Cash and cash equivalents at beginning of period	18,463	1,391

Cash and cash equivalents at end of period	$12,459	$13,062

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Net Loss Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive impact of stock options outstanding during the period. For the first quarters of 2002 and 2001, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted were the same.

The following table summarizes the computation of diluted net income per common share:

(thousands except per share)	Three months ended March 31,
	2002	2001
Weighted average shares outstanding	15,596	13,835
Effect of stock plans	—	—

Weighted average shares outstanding	15,596	13,835

Net loss	$(5,754)	$(2,960)

Basic and diluted net loss per common share	$(.37)	$(.21)

Certain Company stock options were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.25 to $30.38 per share, averaged 1,410,000 and 1,253,000 for the three months ended March 31, 2002 and 2001, respectively.

3.	Inventories

(thousands)	March 31, 2002	December 31, 2001
Pulp	$30,530	$24,711
Lumber	16,177	14,681
Saw logs	26,809	28,307
Pulp logs, chips and sawdust	12,815	12,542
Chemicals and supplies	18,467	19,313
LIFO reserve	(1,504)	(1,298)

	$103,294	$98,256

The portion of inventories determined using the last-in, first-out (LIFO) method aggregated $22.0 million and $19.9 million using the average cost method, which approximates the FIFO basis, at March 31, 2002 and December 31, 2001, respectively.

4.	Comprehensive Income (Loss)

Comprehensive income (loss) measures all changes in equity, including net income (loss), of the Company that result from recognized transactions and other economic events other than transactions with shareholders. Comprehensive loss was as follows:

	Three months ended March 31,
(thousands)	2002	2001
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	$(266)	$(8,377)
Change in unrealized loss on cash flow hedging derivatives, net of tax	1,287	—

Total	1,021	(8,377)
Net loss	(5,754)	(2,960)

Comprehensive loss	$(4,733)	$(11,337)

5.	Segment Information

The Company classifies its business into two operating segments: pulp and wood products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was as follows:

(thousands)	Three months ended March 31,
	2002	2001
Revenues
Pulp	$71,816	$76,179
Wood products	53,687	39,938

Total operating segments	$125,503	$116,117

EBITDA
Pulp	$(4,066)	$7,152
Wood products	10,122	243

Total operating segments	6,056	7,395
Corporate	(2,412)	(2,971)

	$3,644	$4,424

Depreciation and amortization
Pulp	$6,654	$5,568
Wood products	1,797	1,721

Total operating segments	8,451	7,289
Corporate	294	207

	$8,745	$7,496

Operating profit (loss)
Pulp	$(10,720)	$1,584
Wood products	8,325	(1,478)

Total operating segments	(2,395)	106
Corporate	(2,706)	(3,178)
Interest expense, net	(3,890)	(2,514)

Income (loss) before incomes taxes	$(8,991)	$(5,586)

6.	Legal Matters and Contingencies

The Company is a party to legal proceedings and environmental matters generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to many variables and cannot be predicted with any degree of certainty, the Company presently believes that the ultimate outcome resulting from these proceedings and matters would not have a material effect on the Company’s current financial position or liquidity; however, in any given future reporting period such proceedings or matters could have a material effect on results of operations.

Environmental Matters

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company requires further action. Accordingly, the Company and the local governmental owner agreed in a Consent Order with ODEQ to investigate the site and determine an appropriate remedy. The Company is currently participating in the investigation phase of this site. Based on preliminary findings, the Company had a reserve at March 31, 2002 in the amount of $3.5 million, representing the low end of the range of estimated future remediation and monitoring costs at this site. The reserve is for the estimated costs of soil and groundwater excavation and treatment, the capping and monitoring of surface water/sediment, and post remediation monitoring costs. The Company currently expects the majority of the remediation costs to be incurred in 2006, with post remediation monitoring costs to begin in 2007 and to continue for 15 to 20 years.

In 1998 the Washington Department of Ecology (WDOE) requested that the Company undertake an assessment to determine whether and to what extent the Company’s former mill site at Port Gamble, Washington may be contaminated. The nature of contamination at the former mill site consists of industrial waste contamination of soil, groundwater and surface water/sediment. In addition, four landfills used by the Company are contaminated with wood debris and industrial wastes. Further, WDOE requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. The Company is working with the WDOE to complete the sediment characterization and to prepare risk assessments. Based on preliminary findings, the Company had a reserve at March 31, 2002 in the amount of $6.3 million, representing the low end of the range of estimated future remediation costs at this site. The reserve is for the estimated costs of soil and surface water/sediment excavation and treatment, landfill capping and landfill gas collection and habitat restoration. The Company currently expects the majority of the remediation costs to be incurred in 2002 and the balance incurred in 2003.

The Company has recorded liabilities totaling $1.2 million for the closure of three wood waste and sludge disposal areas and one landfill. The Company expects these costs to be incurred over the next one to eight years.

The ultimate costs to the Company for the investigation, remediation and monitoring of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. The Company has assumed it will bear the entire cost of remediation at these sites. Remediation costs incurred are charged against the reserves.

The Company has tendered the defense of the above environmental claims to a number of insurance carriers that issued comprehensive general liability policies to the Company from the 1940’s to 1992. In 1995, the Company filed a declaratory judgment action to obtain a decision that the insurance carriers were obligated to defend the Company and indemnify it for any environmental liabilities incurred as a result of certain operations of the Company during that period. The Company has concluded settlements with several insurance carriers and is engaged in settlement discussions with other insurance carriers. The Company believes it has more than sufficient policy limits available to meet the Company’s estimated liabilities. The Company believes recovery under these policies is highly probable and has recorded receivables in amounts it has deemed highly probable of realization. It is possible the Company’s recorded estimate of receivables may change.

Import Duties

Approximately 80 percent of the Company’s current lumber capacity is located in British Columbia, Canada. Between April 1996 and April 2001, exporters of softwood lumber from Canada to the U.S. were subject to tariffs on lumber volumes in excess of defined tariff-free volumes under the Canada-U.S. Softwood Lumber Agreement (SLA). That agreement expired on April 1, 2001.

On April 2, 2001, petitions for the imposition of antidumping and countervailing duties on softwood lumber from Canada were filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC), by certain U.S. industry and trade groups. In response to the petitions, the ITC conducted a preliminary injury investigation and on May 16, 2001, determined that there was a reasonable indication that the lumber industry in the United States was threatened with material injury by reason of softwood lumber imports from Canada.

On August 9, 2001, the DOC issued its preliminary determination on the countervailing duty and imposed a preliminary duty rate of 19.31 percent to be posted by cash deposits or bonds on sales of softwood lumber to the U.S. on or after August 17, 2001. The Doc also made a preliminary determination that certain circumstances existed which may result in duties on sales of softwood lumber applying retroactively to May 19, 2001 (Critical Circumstances). The preliminary duty rate of 19.31 percent was suspended on December 15, 2001, 120 days after the preliminary determination, in accordance with U.S. law. Duties accrued for the retroactive portion of the countervailing duties for the period from May 19, 2001 to August 16, 2001 totaled $6.7 million.

On October 31, 2001, the DOC issued its preliminary determination on the antidumping duty and imposed a company-specific preliminary duty rate on six companies reviewed ranging from 5.94 percent to 19.24 percent. All other companies, including Pope & Talbot’s Canadian subsidiary, received the weighted-average rate of the six companies of 12.58 percent. The antidumping duty rate applied to all shipments of softwood lumber made to the U.S. on or after November 6, 2001. The DOC did not find Critical Circumstances in its preliminary antidumping ruling and therefore, did not assess these duties retroactively.

On March 22, 2002, the DOC announced the final import duty rates in the countervailing (CVD) and anti-dumping (ADD) cases of 19.34 percent and 9.67 percent, respectively. The DOC also determined that there will be no retroactive application of the CVD prior to August 17, 2001. However, these import duty rates are subject to a final determination by the ITC of injury to the U.S. lumber industry and ministerial error corrections by the DOC.

In the first quarter of 2002, the Company reversed $6.7 million of CVD previously accrued for the retroactive assessment period from May 19, 2001 to August 16, 2001. The Company also reversed $.5 million of ADD to reflect the reduction of the ADD rate to 9.67 percent. The Company accrued ADD of $2.9 million on lumber shipments into the U.S. during the first quarter of 2002.

The ITC is expected to rule on injury to the U.S. lumber industry by May 16, 2002. The ITC has three options in the final decision. A ruling by the ITC of “material injury” will lead to cash deposits being required on shipments of Canadian lumber into the U.S. on or after May 23, 2002 at the combined duty rate of 29 percent. Under this ruling, bonds posted for duties up to May 16, 2002 will be suspended until the completion of the first administrative review process in conjunction with Canada’s legal challenges of the CVD and ADD cases expected to be concluded sometime in 2004.

If the ITC’s ruling is “threat of injury,” cash deposits will be required on shipments of lumber into the U.S. on or after May 23, 2002, but no duties would be payable for shipments prior to May 16, 2002 resulting in reversal of all of the Company’s accrued import duties. A ruling of “no injury” would end the cases with no duties imposed. As of March 31, 2002, the Company had accrued $11.3 million for lumber import duties.

The final amount and effective date of countervailing and antidumping duties that may be assessed on Canadian softwood lumber exports to the U.S. cannot be determined at this time and will depend on determinations yet to be made by the DOC and ITC and any reviewing courts, NAFTA or WTO panels to which those determinations may be appealed. Any adjustments to the financial statements resulting from a change in the final countervailing and antidumping duty rates will be made prospectively.

ITEM 2.

POPE & TALBOT, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Pope & Talbot, Inc. (the “Company”) lost $5.8 million in the first quarter of 2002, or $.37 per share, compared with a net loss of $3.0 million, or $.21 per share, in the first quarter of 2001. The first quarter 2001 results do not include the results of operations for the Mackenzie pulp mill acquired on June 15, 2001.

Included in the Company’s first quarter 2002 net loss was the reversal of $6.7 million and $.5 million of countervailing (CVD) and anti-dumping (ADD) duties accrued in 2001. The reversal was the result of the announcement on March 22, 2002 by the U.S. Department of Commerce of its determination of final lumber import duty rates and that there will be no retroactive application of the CVD prior to August 17, 2001. See Note 6 of Notes to Condensed Consolidated Financial Statements. The Company accrued an additional $2.9 million of ADD in the first quarter of 2002.

Total revenues were $125.5 million in the first quarter of 2002 compared with $116.1 million in the same period of 2001. Pulp revenues were $71.8 million in the first quarter of 2002 compared with $76.2 million in the first quarter a year ago and $79.4 million in the fourth quarter of 2001. Pulp sales totaled 176,400 metric tons in the first quarter of 2002, compared with 132,300 metric tons in the first quarter of 2001 and 201,100 metric tons in the fourth quarter of 2001. The increase in sales volume in the first quarter of 2002 compared with the first quarter of 2001 resulted primarily from the Mackenzie pulp mill acquisition. Average pulp sales prices of $397 per metric ton in the first quarter of 2002 declined $171 per metric ton, or 30 percent, over the same period a year ago and $12 per metric ton, or 3 percent, from the fourth quarter of 2001. In March 2002, list prices for Northern Bleached Softwood Kraft (NBSK) pulp delivered into Northern Europe reached the lowest level in eight years due to weak demand and relatively high levels of producer inventories at the start of the first quarter of 2002. Lower levels of producer inventories as of March 31, 2002 are expected to lead to rising pulp prices in the second quarter of 2002.

Wood products revenues, including lumber, log and chip sales, in the first quarter of 2002 totaled $53.7 million compared with $39.9 million in the same quarter of 2001 and $53.2 million in the fourth quarter of 2001. Average lumber sales prices of $325 per thousand board feet in the current quarter were up 10 percent compared with the first quarter of last year and up 3 percent compared with fourth quarter of 2001. Lumber sales volumes of 149.2 million board feet in the first quarter of 2002 were up 47 percent compared with the same period a year ago and up 5 percent from the fourth quarter of 2001 as the Company’s sawmills operated at capacity in 2002 versus taking downtime in 2001.

Pulp cost of sales was $80.0 million in the first quarter of 2002 compared with $72.4 million in the same period of 2001 and $82.0 million in the fourth quarter 2001. Pulp production totaled 195,600 metric tons in the first quarter of 2002 compared with 143,700 metric tons in the same period last year and 208,800 metric tons in the fourth quarter of 2001. Average production costs per ton of pulp decreased 21 percent in the first quarter of 2002 compared with the same quarter last year, primarily the result of lower fiber and energy costs.

Pulp inventory valuation allowances increased from $2.1 million at December 31, 2001 to $3.6 million at March 31, 2002, as a result of inventory write-downs to reflect the differences between production costs and net realizable value of period end inventories. The increase in pulp inventory valuation allowances was primarily due to lower pulp prices at the end of the first quarter of 2002 and high pulp inventory volumes built to service contract customers during the Harmac mill annual maintenance outage scheduled for late April 2002.

Cost of sales for wood products in the first quarter of 2002 was $44.2 million compared with $40.1 million in the first quarter of 2001 and $55.0 million in the fourth quarter 2001. Included in cost of sales for wood products in the first quarter of 2002 was a net reversal of lumber import duties of $4.2 million. The fourth quarter of 2001 cost of sales included $5.4 million of lumber import duties. See Note 6 of Notes to Condensed Consolidated Financial Statements. Lumber production totaled 158.6 million board feet in the first quarter of 2002 compared with 110.6 million board feet in the same period of last year and 134.9 million board feet in the fourth quarter of 2001. Average lumber costs of production, excluding lumber import duties, decreased 10 percent in the first quarter of 2002 compared with the same period of 2001 primarily due to sawmills running at capacity and lower log costs.

Selling, general and administrative expenses (SG&A) for the first quarter of 2002 totaled $6.4 million compared with $6.7 million in the same period of 2001. SG&A expenses in 2002 decreased from the first quarter a year ago due primarily to lower environmental expenses and British Columbia capital taxes, partially offset by the inclusion of selling, general and administrative costs of the Mackenzie pulp mill in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the first quarter of 2002, net cash provided by operating activities was $5.7 million compared with $2.5 million in the first quarter of 2001. Income in the first quarter of 2002 before interest, taxes, depreciation and amortization (EBITDA) was $3.6 million, compared with $4.4 million in the first quarter of 2001 and negative $3.0 million in the fourth quarter of 2001. Excluding the impact of noncash lumber import duties, EBITDA was a negative $.6 million for the first quarter of 2002 and $2.3 million for the fourth quarter of 2001. In the first quarter of 2002, accounts receivable decreased $4.8 million, primarily due to lower pulp prices and a decrease in sales volume. Inventories increased $5.0 million due to higher lumber and pulp inventories, partially offset by decreases in raw materials. Accounts payable and accrued liabilities increased $3.5 million since year-end 2001.

Financing Activities

In January 2002, the Company elected to repay the remaining $11.9 million balance of its State of Oregon Small Scale Energy Loan (SELP). The Company also discontinued a $12.4 million letter of credit associated with the SELP note payable. Additional borrowings of $8.0 million were made in the first quarter of 2002 under the Company’s revolving credit and term loan facilities. At March 31, 2002, the long-term debt to total capitalization ratio was 58 percent compared with 56 percent at December 31, 2001.

At March 31, 2002, the Company was in compliance with its debt covenants, including maximum leverage ratios, net worth tests, EBITDA or similar ratios related to interest coverage. At March 31, 2002, the Company was required, under the lease financing obligation covenants, to have excess cash of $25 million or to reserve an equal amount of borrowing capacity under its revolving lines of credit.

Investing Activities

The Company invested $2.3 million in capital projects in the first quarter of 2002 and estimates that total 2002 capital spending will approximate $16 million to $19 million. These capital projects relate primarily to maintenance of existing operations and include a limited number of relatively small, high-return projects. Capital expenditures for the first quarter of 2001 totaled $3.2 million.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on present information the Company has related to its existing business circumstances and involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from such forward-looking statements. Further, investors are cautioned that the Company does not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. In addition to specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include (but are not limited to):

Cyclical Operating Results and Product Pricing

The Company’s financial performance is principally dependent on the prices it receives for its products. Prices for the Company’s products are highly cyclical and have fluctuated significantly in the past and may fluctuate significantly in the future. Industry cyclicality resulting from increases or decreases in production capacity, increases or decreases in operating rates and changes in customer consumption patterns will affect changes in product prices, which affect the Company’s profitability and cash flows.

The amount of down time that the Company’s mills take may fluctuate based on changes in current pricing and demand for its products.

Global Competition

The markets for the Company’s products are highly competitive on a global basis, with a number of major companies competing in each market with no company holding a dominant position. For both lumber and pulp, a large number of companies produce products that are reasonably standardized and the principal basis for competition is price.

The Company’s products are sold primarily in the United States, Europe, Canada and Asia. The economic climate of each region has a significant impact on the demand for pulp and lumber. Changes in regional economies can cause fluctuations in prices and sales volumes and, as a result, directly affect the Company’s profitability and cash flows. The Company sells products to numerous customers, none of which account for more than 10 percent of total revenues.

Exchange Rate Fluctuations

Although the Company’s sales are made primarily in U.S. dollars, a substantial portion of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, could adversely affect the Company’s results of operations and cash flows.

Availability and Pricing of Raw Materials

Logs, wood chips and sawdust, the principal raw materials used in the manufacture of the Company’s products, are purchased in highly competitive, price-sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors, many of which are beyond the Company’s control. These factors include changing environmental and conservation regulations and natural disasters, such as forest fires, wind storms or other extreme weather conditions. A decrease in the supply of logs, wood chips and sawdust can cause higher raw material costs and, as a result, material fluctuations in the Company’s results of operations.

The Company’s Harmac pulp mill has a long-term fiber supply agreement with Weyerhaeuser Company Limited (Weyerhaeuser) that provides for 1.7 million cubic meters of fiber per year through 2019. Fiber is purchased at market or at prices determined under a formula intended to reflect market value of the fiber and which takes into account the net sales value of pulp sold by the Harmac mill. The Company’s Mackenzie pulp mill purchases approximately 70 percent of its fiber requirements from sawmills also located in Mackenzie, British Columbia and operated by Slocan Forest Products Ltd. (Slocan). The failure by Weyerhaeuser or Slocan to produce the required fiber pursuant to these contracts could have a material adverse effect on the Company as a whole. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Weyerhaeuser and Slocan. There can be no assurance that the Company will be able to obtain an adequate supply of softwood fiber for its pulp operations.

Environmental Regulation

The Company’s pulp and lumber operations are subject to a variety of national and local laws and regulations, many of which deal with the environment. These laws and regulations impose stringent standards on the Company’s operations regarding, among other things, air emissions, water discharges, use and handling of hazardous materials, use, handling and disposal of waste and remediation of environmental contamination. Changes in these laws or regulations have in the past, and could in the future, require the Company to make substantial expenditures in order to comply.

Current legislation requires all pulp mills in British Columbia to eliminate the discharge of chlorinated organic compounds by December 31, 2002. With currently available technology, it is not technically feasible to eliminate all chlorinated organic compounds at kraft pulp mills in a cost-effective manner. The British Columbia government, industry participants and other stakeholders are engaged in discussions to resolve this issue. If the current legislation is not amended, substantially all of the chemical pulp mills in British Columbia would likely be required to shut down, which would have a material adverse effect on the Company’s business.

The Company is currently participating in the investigation and remediation of environmental contamination at three sites on which it previously conducted business. The ultimate cost to the Company for site remediation and monitoring of these sites cannot be predicted with certainty due to the difficulties in measuring the magnitude of the contamination, the varying costs of alternative cleanup methods, the cleanup time frame possibilities, the evolving nature of remediation technologies and governmental regulations and determining the extent to which contributions will be available from the other parties, including insurance carriers.

Kootenay Boundary Land Use Plan

The Provincial Government of British Columbia’s Commission of Resources and Environment issued the Kootenay Boundary Land Use Plan in 1997. This land use plan set aside several new wilderness areas. No assurance can be given that such restrictions will not adversely affect the Company’s supply of timber. Any decrease in the supply of timber could have an adverse effect on the Company’s business.

British Columbia’s First Nations People’s Claims to British Columbia Land

The Company’s Canadian forest operations are primarily carried out on public forestlands under forest licenses. Many of these lands are subject to the constitutionally protected treaty or common law rights of the First Nations peoples of Canada. Most of the lands in British Columbia are not covered by treaties, and as a result, the claims of British Columbia’s First Nations peoples relating to forest resources are largely unresolved, although many First Nations are engaged in treaty discussions with the governments of British Columbia and Canada. Although no treaty is imminent, final or interim resolution of First Nations claims may be expected to result at some time in the future in a negotiated decrease in the lands or timber available for forest operations under license in British Columbia, including the Company’s licenses. The negotiation and resolution of First Nations claims could also result in additional restrictions on the sale or harvest of timber on British Columbia timberlands, could increase operating costs, and could affect timber supply and prices. The Company believes that such claims will not have a significant effect on the Company’s total harvest of timber or production of forest products in 2002, although they may have such an effect in the future.

Fees on Lumber Imports into the United States

The International Trade Commission (ITC) is expected to rule on injury to the U.S. lumber industry by May 16, 2002. The final amount and effective date of countervailing and antidumping duties that may be assessed on Canadian softwood lumber exports to the U.S. cannot be determined at this time and will depend on determinations yet to be made by the ITC and any reviewing courts, NAFTA or WTO panels to which those determinations may be appealed. The combined CVD and ADD rates currently established by the DOC and applicable to the Company totals 29 percent. An affirmative determination by the ITC of “injury” or “threat of injury” could have a material affect on the Company’s result of operations, cash flows and financial position. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Net Operating Loss Tax Asset

Management believes that the Company will have sufficient future U.S. taxable income to use its net operating loss deferred tax asset. In making this assessment, management has considered the cyclical nature of its businesses, the relatively long expiration period of net operating losses and the ability to utilize certain tax planning strategies if a net operating loss were to otherwise expire. The realization of the asset is not assured and could be reduced in the future if estimates of future taxable income during the carry forward period are reduced.

Financial Leverage

The Company’s long-term debt as a percentage of total capitalization at March 31, 2002 was 58 percent. While the Company’s leverage level is not unusual for the forest products and pulp industries, this leverage, or leverage at higher amounts, increases its financial risk by potentially increasing the cost of additional financing for working capital, capital expenditures and other purposes, and increasing the amount of cash flow dedicated to the payment of interest and principal.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial market risk arises from fluctuations in interest rates and foreign currencies.

The Company’s exposure to market risk for interest rates relates primarily to investments in short-term marketable securities and short- and long-term debt. The Company’s investment in marketable securities at March 31, 2002 was not significant, and the Company’s debt is primarily fixed rate with 29 percent of total debt at variable rates. Therefore, net income is not materially affected when market interest rates change.

The Company has exposure to foreign currency rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect. The Company’s net investment in foreign subsidiaries with a functional currency other than the U.S. dollar is not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $197.9 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $19.8 million at March 31, 2002. Any loss in fair value would be reflected as a cumulative translation adjustment and would not reduce reported net income of the Company.

The Company is exposed to foreign currency transaction gains and losses in the translation of U.S. dollar denominated intercompany borrowings, cash and accounts receivable of its Canadian subsidiary and Canadian dollar denominated intercompany loans made by the parent company. The Company periodically uses foreign exchange contracts to manage its exposure to foreign currency transaction gains and losses. The Company had no foreign exchange contracts outstanding at March 31, 2002. Foreign currency transaction gains and losses were not material to the results of operations for the Company’s 2002 or 2001 periods.

The Company utilizes well-defined financial contracts in the normal course of its operations as means to manage commodity price risks. For those limited number of contracts that are considered derivative instruments, the Company has formally designated each as a hedge of specific well-defined risks. The Company has entered into commodity swap agreements designed to hedge against the variability of future cash flows arising from changes in natural gas spot rates. These agreements generate gains or losses that are recognized at the contracts’ respective settlement dates. As of March 31, 2002, the Company had open positions in connection with three natural gas swap agreements, extending through October 2002. The notional amount of these contracts was $2.1 million, with a fair value representing an unrealized loss of $.4 million that is recorded in cumulative other comprehensive income (loss) at March 31, 2002. A hypothetical 10 percent change in natural gas prices would change the fair value of the Company’s natural gas hedges by approximately $.2 million.

PART II.    OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC.
Registrant

Date: April 26, 2002	/s/ MARIA M. POPE
Maria M. Pope Vice President and Chief Financial Officer