Form 10-Q
period 2002-06-30
POPE & TALBOT INC /DE/
filed 2002-08-14
CIK 311871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Common stock, $1 par value – 15,632,515 shares as of July 31, 2002.

PART I.    FINANCIAL INFORMATION

Page No.
ITEM 1. Financial Statements:

Consolidated Balance Sheets—June 30, 2002 and December 31, 2001	3

Consolidated Statements of Operations—Three and Six Months Ended June 30, 2002 and 2001	4

Consolidated Statements of Cash Flows—Six Months Ended June 30, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	*

ITEM 2. Changes in Securities and Use of Proceeds	*

ITEM 3. Defaults Upon Senior Securities	*

ITEM 4. Submission of Matters to a Vote of Security Holders	21

ITEM 5. Other Information	*

ITEM 6. Exhibits and Reports on Form 8-K	22

SIGNATURES	23

*Omitted since no answer is called for, answer is in the negative or inapplicable.

Part I.    Financial Information

ITEM 1.    Financial Statements

POPE & TALBOT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,246	$18,463
Short-term investments	111	110
Accounts receivable	73,002	64,812
Inventories	84,391	98,256
Prepaid expenses	8,025	4,573
Deferred income taxes	4,581	10,727

Total current assets	178,356	196,941
Properties:
Plant and equipment	605,624	578,809
Accumulated depreciation	(291,326)	(268,283)

	314,298	310,526
Land and timber cutting rights	7,820	7,535

Total properties	322,118	318,061
Other assets:
Deferred income tax assets, net	9,260	4,828
Other	16,763	15,100

Total other assets	26,023	19,928

	$526,497	$534,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$27,659	$17,786
Accounts payable	43,091	33,021
Accrued payroll and related taxes	14,641	14,021
Income taxes payable	—	937
Accrued lumber import duties	721	15,567
Other accrued liabilities	16,441	21,509

Total current liabilities	102,553	102,841
Long-term liabilities:
Long-term debt, net of current portion	206,525	220,029
Other long-term liabilities	45,487	39,947

Total long-term liabilities	252,012	259,976
Stockholders’ equity:
Preferred stock	—	—
Common stock	17,207	17,207
Additional paid-in capital	68,079	68,353
Retained earnings	129,047	139,228
Foreign currency translation adjustment	(16,986)	(25,705)
Accumulated other comprehensive income (loss)	(688)	(1,828)
Common stock held in treasury, at cost	(24,727)	(25,142)

Total stockholders’ equity	171,932	172,113

	$526,497	$534,930

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Thousands Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Revenues:
Pulp	$88,639	$50,794	$160,455	$126,973
Wood products	55,280	57,447	108,967	97,385

Total	143,919	108,241	269,422	224,358

Costs and expenses:
Cost of sales:
Pulp	90,840	58,011	170,829	130,399
Wood products	42,036	48,833	86,285	88,971
Selling, general and administrative	6,457	5,877	12,823	12,540
Interest, net	3,919	2,664	7,809	5,178

Total	143,252	115,385	277,746	237,088

Income (loss) before income taxes	667	(7,144)	(8,324)	(12,730)
Income tax provision (benefit)	407	(2,286)	(2,830)	(4,912)

Net income (loss)	$260	$(4,858)	$(5,494)	$(7,818)

Basic and diluted net income (loss) per share	$.02	$(.34)	$(.35)	$(.56)

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2002	2001
	(Thousands)
Cash flow from operating activities:
Net loss	$(5,494)	$(7,818)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,925	14,496
Changes in assets and liabilities:
Accounts receivable	(8,190)	4,371
Inventories	13,865	11,984
Prepaid expenses and other assets	(268)	2,687
Accounts payable and accrued liabilities	(9,331)	(4,983)
Current and deferred income taxes	(2,762)	(7,715)
Other liabilities	2,949	(688)

Net cash provided by operating activities	8,694	12,334

Cash flow from investing activities:
Purchases of short-term investments	(1)	(2,745)
Proceeds from maturities of short-term investments	—	13,238
Capital expenditures	(7,415)	(7,849)
Proceeds from sale of assets	28	—
Investment in subsidiary, net of cash acquired	—	(82,298)

Net cash used for investing activities	(7,388)	(79,654)

Cash flow from financing activities:
Short-term borrowings	—	22,514
Proceeds from long-term debt	8,000	59,386
Repayment of long-term debt	(14,977)	(1,601)
Proceeds from issuance of treasury stock, net	141	165
Cash dividends	(4,687)	(4,159)

Net cash provided by (used for) financing activities	(11,523)	76,305

Increase (decrease) in cash and cash equivalents	(10,217)	8,985

Cash and cash equivalents at beginning of period	18,463	1,391

Cash and cash equivalents at end of period	$8,246	$10,376

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.    Prospective Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Obligations Associated with Retirement of Long-Lived Assets.” SFAS No. 143 requires the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the Company is legally obligated to perform retirement activities at the end of the related asset’s life and is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of adopting SFAS No. 143 on its consolidated financial position, but does not believe SFAS No. 143 will have a material impact on the Company’s financial statements.

In June 2002, the Financial Accounting Standards Board voted to issue SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement will require that a liability for all costs be recognized when the liability is incurred with exit or disposal activities as opposed to when the entity commits to an exit plan under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The statement will be applied prospectively to activities exited from or disposed of initiated after December 31, 2002.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

3.    Net Income (Loss) Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive impact of stock options outstanding during the period. For the three and six months ended June 30, 2002 and 2001, the computation of diluted net loss per share was either antidilutive or resulted in the same amount as basic net income per share.

The following table summarizes the computation of diluted net income per common share:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(thousands except per share)
Weighted average shares outstanding—basic	15,605	14,174	15,601	14,006
Effect of stock plans	166	—	—	—

Weighted average shares outstanding—diluted	15,771	14,174	15,601	14,006

Net income (loss)	$260	$(4,858)	$(5,494)	$(7,818)

Basic and diluted net income (loss) per share	$.02	$(.34)	$(.35)	$(.56)

Certain Company stock options were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.25 to $30.38 per share, averaged 535,000 and 1,322,000 for the three month period ended June 30, 2002 and 2001, respectively, and 1,470,000 and 1,322,000 for the six months ended June 30, 2002 and 2001, respectively.

4.    Inventories

	June 30, 2002	December 31, 2001
	(thousands)
Pulp	$22,747	$24,711
Lumber	18,512	14,681
Saw logs	11,812	28,307
Pulp logs, chips and sawdust	14,266	12,542
Chemicals and supplies	18,870	19,313
LIFO reserve	(1,816)	(1,298)

	$84,391	$98,256

The portion of inventories determined using the last-in, first-out (LIFO) method aggregated $18.9 million and $19.9 million using the average cost method, which approximates the FIFO basis, at June 30, 2002 and December 31, 2001, respectively.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

5.    Debt

In May 2002, the Company renewed its $110 million Canadian (approximately $72 million U.S.) revolving bank line of credit with Toronto Dominion Bank, Bank of Nova Scotia and Bank of Montreal. In July 2002, the Company also renewed its U.S. $25 million revolving credit agreement with U.S. Bank. The U.S. and Canadian lines are secured by certain accounts receivable and inventory, permit revolving borrowings through June 2003, and are convertible into one year and two year term loans, respectively, upon expiration of the revolving credit provisions. The two-year term loan obtained by the Company in June 2001 to fund a portion of the Mackenzie acquisition costs was included in the current portion of long-term debt at June 30, 2002.

6.    Comprehensive Income (Loss)

Comprehensive income (loss) measures all changes in equity, including net income (loss), of the Company that result from recognized transactions and other economic events other than transactions with shareholders. Comprehensive income (loss) was as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(thousands)
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	$8,985	$5,431	$8,719	$(2,946)
Change in unrealized loss on cash flow hedging derivatives, net of tax	(147)	—	1,140	—

Total	8,838	5,431	9,859	(2,946)
Net income (loss)	260	(4,858)	(5,494)	(7,818)

Comprehensive income (loss)	$9,098	$573	$4,365	$(10,764)

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

7.    Segment Information

The Company classifies its business into two operating segments: pulp and wood products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(thousands)
Revenues
Pulp	$88,639	$50,794	$160,455	$126,973
Wood products	55,280	57,447	108,967	97,385

Total operating segments	$143,919	$108,241	$269,422	$224,358

EBITDA
Pulp	$2,165	$(4,521)	$(1,901)	$2,632
Wood products	14,181	9,241	24,302	9,484

Total operating segments	16,346	4,720	22,401	12,116
General corporate expenses	(2,580)	(2,200)	(4,991)	(5,172)

	$13,766	$2,520	$17,410	$6,944

Depreciation and amortization
Pulp	$6,854	$4,930	$13,508	$10,498
Wood products	2,010	1,847	3,807	3,568

Total operating segments	8,864	6,777	17,315	14,066
General corporate expenses	316	223	610	430

	$9,180	$7,000	$17,925	$14,496

Operating profit (loss)
Pulp	$(4,689)	$(9,451)	$(15,409)	$(7,866)
Wood products	12,171	7,394	20,495	5,916

Total operating segments	7,482	(2,057)	5,086	(1,950)
General corporate expenses	(2,896)	(2,423)	(5,601)	(5,602)
Interest, net	(3,919)	(2,664)	(7,809)	(5,178)

Income (loss) before incomes taxes	$667	$(7,144)	$(8,324)	$(12,730)

8.    Legal Matters and Contingencies

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

Environmental Matters

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site in St. Helens, Oregon (St. Helens) formerly owned by the Company requires further action. Accordingly, the Company and the local governmental owner agreed in a Consent Order with ODEQ to investigate the site and determine an appropriate remedy. The Company is currently participating in the investigation phase of this site. Based on current estimates, the Company had a reserve at June 30, 2002 in the amount of $3.5 million, representing the low end of the range of estimated future remediation and monitoring costs at this site. The reserve is for the estimated costs of soil and groundwater excavation and treatment, the capping and monitoring of surface water/sediment, and post remediation monitoring costs.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

The Company currently expects the majority of the remediation costs to be incurred in 2006, with post remediation monitoring costs to begin in 2007 and to continue for 15 to 20 years.

In 1998 the Washington Department of Ecology (WDOE) requested that the Company undertake an assessment to determine whether and to what extent the Company’s former mill site and related properties at Port Gamble, Washington may be contaminated. The Company is responsible for environmental remediation costs related to five landfills used by the Company that were contaminated with wood debris and industrial wastes. WDOE has also requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. The Company is working with the WDOE to complete the sediment characterization and to prepare risk assessments for the bay sediments.

The Company has submitted closure plans of the landfills to WDOE. To date, one landfill has received a “no further action” letter from WDOE. The remaining four landfills are in various stages of remediation. Based on current estimates, the Company had a reserve at June 30, 2002 in the amount of $5.9 million, representing the low end of the range of estimated future remediation costs at this site. The reserve is for the estimated costs of soil and surface water/sediment excavation and treatment, landfill capping and landfill gas collection and habitat restoration. The Company currently expects the majority of the remediation costs to be incurred in 2002 and 2003.

In June 2002, the Company was requested by British Columbia environmental authorities, based on detection of environmental contamination in an effluent settling pond at the Mackenzie pulp mill, to prepare a remediation plan for this pond by August 31, 2002. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. At June 30, 2002, the Company had a reserve of $2.0 million, representing the low end of the range of estimated future remediation costs of the effluent settling pond. The reserve is for the estimated costs of removal and disposal of pond sediments. The reserve was recorded in the second quarter of 2002 as an adjustment of the acquisition cost for the June 15, 2001 acquisition of the Mackenzie pulp mill.

As of June 30, 2002, the Company has recorded liabilities totaling $1.2 million for the estimated costs of closure of three waste disposal areas. The Company expects these costs to be incurred over the next one to seven years.

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

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

The Company has tendered the defense of the St. Helens and Port Gamble environmental claims to a number of insurance carriers that issued comprehensive general liability policies to the Company from the 1940’s to 1992. In 1995, the Company filed a declaratory judgment action to obtain a decision that the insurance carriers were obligated to defend the Company and indemnify it for any environmental liabilities incurred as a result of certain operations of the Company during that period. The Company has concluded settlements with several insurance carriers and is engaged in settlement discussions with other insurance carriers. The Company believes it has more than sufficient policy limits available to meet the Company’s estimated liabilities. In addition, the Company believes recovery under these policies is highly probable and has recorded receivables in amounts it has deemed highly probable of realization. It is possible the Company’s recorded estimate of receivables may change.

Canada—U.S. Trade Issues

Approximately 80 percent of the Company’s current lumber capacity is located in British Columbia, Canada. Between April 1996 and April 2001, exporters of softwood lumber from Canada to the U.S. were subject to tariffs on lumber volumes in excess of defined tariff-free volumes under the Canada-U.S. Softwood Lumber Agreement (SLA).

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

On April 1, 2001, the SLA expired, and on April 2, 2001, petitions for the imposition of anti-dumping duties (“ADD”) and countervailing duties (“CVD”) on softwood lumber from Canada were filed with the DOC and the ITC by certain U. S. industry trade groups. In response to the petitions, the ITC conducted a preliminary injury investigation and on May 16, 2001 determined that there was a reasonable indication that the lumber industry in the United States was threatened with material injury by reason of softwood lumber imports from Canada.

On August 9, 2001, the DOC issued its preliminary determination on the CVD duty and imposed a preliminary duty rate of 19.31 percent to be posted by cash deposits or bonds on the sales of softwood lumber to the United States on or after August 17, 2001. The DOC also made a preliminary determination that certain circumstances existed that may result in duties on sales of softwood lumber applying retroactively to May 19, 2001 (Critical Circumstances). The preliminary duty rate of 19.31 percent was suspended on December 15, 2001, 120 days after the preliminary determination, in accordance with U. S. law. The Company accrued $13.6 million for the period from May 19, 2001 to December 15, 2001 for countervailing duties at the preliminary determined rate of 19.31 percent. Duties accrued for the retroactive portion of the countervailing duties for the period from May 19, 2001 to August 16, 2001 totaled $6.7 million.

On October 31, 2001, the DOC issued its preliminary determination on the antidumping duty and imposed a company-specific preliminary duty rate on six companies reviewed ranging from 5.94 percent to 19.24 percent. All other companies, including Pope & Talbot’s Canadian subsidiary, received the weighted average rate of the six companies of 12.58 percent. The preliminary ADD duty rate applied to all shipments of softwood lumber made to the United States on or after November 6, 2001. The DOC did not find Critical Circumstances in its preliminary ADD ruling and therefore did not assess these duties retroactively. The Company accrued $2.0 million for the period from November 6, 2001 to December 31, 2001 for ADD duties at the preliminarily determined average rate of 12.58 percent. Accordingly, the Company had accrued a total of $15.6 million for CVD and ADD duties as of December 31, 2001.

On March 22, 2002, the DOC announced reduced import duty rates of 19.34 percent and 9.67 percent, respectively in the CVD and ADD cases. The DOC also determined that there would be no retroactive application of the CVD before August 17, 2001. Accordingly, in the first quarter of 2002, the Company reversed $6.7 million of CVD previously accrued for the retroactive assessment period from May 19, 2001 to August 16, 2001 and reversed $0.5 million of ADD to reflect the reduction of the ADD rate to 9.67 percent. However, the Company accrued ADD of $2.9 million on lumber shipments into the United States during the first quarter of 2002, resulting in the net reversal of $4.3 million of accrued lumber import duties in the quarter.

On May 16, 2002, the ITC issued its final ruling that the U. S. softwood lumber industry is threatened with material injury by Canadian lumber imports. Based on this ruling, CVD and ADD at rates determined by the DOC are due on shipments of Canadian lumber into the United States on or after May 22, 2002, but no such duties are due for any shipments before that time. Accordingly, in the second quarter of 2002, the Company reversed the remaining $11.3 million of lumber duties that were accrued in 2001 and the first quarter of 2002 based on the DOC’s preliminary determinations.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

On May 17, 2002, the DOC finally determined the CVD rate to be 18.79 percent and the ADD rate applicable to Pope & Talbot to be 8.43%, resulting in a combined import duty of 27.22 percent on the Company’s lumber imports into the United States commencing on May 22, 2002. Although the Company incurred only $1.2 million of duties during the remainder of the second quarter of 2002, lumber import duties are expected to continue to have a material effect on our results of operations.

Approximately one year following the publication of the final ruling and annually thereafter for a total of five years, the DOC will conduct administrative reviews of the CVD and ADD rates imposed in May 2002. The ITC’s final ruling is also subject to review by panels of the World Trade Organization (WTO) and the North American Free Trade Agreement (NAFTA). Accordingly, it is possible that the lumber import duties applicable to the Company could be increased, reduced or eliminated as a result of such reviews or as a result of a negotiated settlement between the Canadian and U.S. governments. Any adjustments to the financial statements resulting from a reduction or elimination of duties will be made prospectively.

9.    Subsequent Event

On July 30, 2002 the Company completed the sale of $60 million principal amount of 8 3/8% Senior Notes due 2013, with estimated net proceeds, after discount and expenses of the issue, to the Company of $50.8 million. The 8 3/8% Senior Notes were priced to yield 10.5 percent. The terms and conditions of the notes are substantially identical to the Company’s existing 8 3/8% Debentures due 2013. The notes were offered in a Rule 144A offering to qualified institutional buyers in the United States and to non-U.S. persons outside the United States. The net proceeds were used to repay a portion of the outstanding indebtedness under the Company’s bank credit facilities.

ITEM 2.

POPE & TALBOT, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Pope & Talbot, Inc. (the Company) earned $.3 million in the second quarter of 2002, or $.02 per share, compared with a net loss of $4.9 million, or $.34 per share, in the second quarter of 2001. The Company’s net loss year-to-date totaled $5.5 million compared with a net loss of $7.8 million for the six months ended June 30, 2001. The 2002 results included the positive impact of the reversal of $11.3 million pre-tax of previously accrued lumber import duties in the second quarter and the net reversal of $4.3 million of such duties in the first quarter. Results for the first half of 2001 did not include any lumber duty accruals. See Note 7 of the Notes to Condensed Consolidated Financial Statements. Results of operations for the Mackenzie pulp mill in 2001 are included since the acquisition on June 15, 2001.

Total revenues were $143.9 million in the second quarter of 2002 compared with $108.2 million in the same period of 2001. Pulp revenues were $88.6 million in the second quarter of 2002 compared with $50.8 million in the second quarter a year ago and $71.8 million in the first quarter of 2002. Pulp sales totaled 213,500 metric tons in the second quarter of 2002, compared with 112,900 metric tons in the second quarter of 2001 and 176,400 metric tons in the first quarter of 2002. The increase in sales volume in the second quarter of 2002 compared with the second quarter of 2001 resulted primarily from the Mackenzie pulp mill acquisition. Average pulp sales prices of $415 per metric ton in the second quarter of 2002 declined $25 per metric ton, or 6 percent, over the same period a year ago and increased $18 per metric ton, or 5 percent, from the first quarter of 2002.

Year-to-date, pulp revenues were $160.5 million for 2002 and $127.0 million for 2001. Prices averaged $407 per metric ton in 2002 compared with $510 in 2001. Pulp shipments in the first half of 2002 totaled 390,000 metric tons compared with 246,900 in the same period of 2001.

Wood products revenues, including lumber, log and chip sales, in the second quarter of 2002 totaled $55.3 million compared with $57.4 million in the same quarter of 2001 and $53.7 million in the first quarter of 2002. Average lumber sales prices of $330 per thousand board feet in the current quarter were down 7 percent compared with the second quarter of last year and up 2 percent compared with first quarter of 2002. Lumber sales volumes of 143,400 thousand board feet in the second quarter of 2002 were flat compared with the same period a year ago and down 4 percent from the first quarter of 2002.

Year-to-date, wood products revenues were $109.0 million for 2002 and $97.4 million for 2001. Prices averaged $327 per thousand board feet in the first half of 2002 compared with $329 per thousand board feet for the first six months of 2001. Lumber shipments in the first half of 2002 totaled 292,600 thousand board feet compared with 242,800 thousand board feet in the same period of 2001.

Pulp cost of sales was $90.8 million in the second quarter of 2002 compared with $58.0 million in the same period of 2001 and $80.0 million in the first quarter 2002. Pulp production totaled 186,500 metric tons in the second quarter of 2002 compared with 120,300 metric tons in the same period last year and 195,600 metric tons in the first quarter of 2002. Pulp cost of sales for the second quarter of 2001 did not include full quarter results for the Mackenzie mill.

For the first six months of 2002, pulp cost of sales was $170.8 million compared with $130.4 million in the same period of 2001. Pulp production totaled 382,100 metric tons in the 2002 period compared with 263,975 metric tons in the 2001 period.

Pulp inventory valuation allowances totaled $1.5 million at June 30, 2002 compared with $3.6 million and $2.1 million at March 31, 2002 and December 31, 2001, respectively. These valuation allowances reflect the difference between anticipated sales prices of period-end inventories and production costs. Inventories are valued at the lower of cost or market, with inventory valuation reserves reversed as inventory is sold. Since March 31, 2002, market pulp prices have increased and the Company’s inventory levels decreased. Pulp inventory valuation allowances totaled $3.2 million and $1.3 million at June 30, 2001 and March 31, 2001, respectively.

Cost of sales for wood products in the second quarter of 2002 was $42.0 million compared with $48.8 million in the second quarter of 2001 and $44.2 million in the first quarter 2002. Included in cost of sales for wood products was a reversal of lumber import duties of $11.3 million in the second quarter of 2002 and a net reversal of $4.3 million in the first quarter of 2002. See Note 7 of Notes to Condensed Consolidated Financial Statements. Lumber production totaled 150.6 million board feet in the second quarters of 2002 and 2001 compared with 158.6 million board feet in the first quarter of 2002.

For the first six months of 2002, cost of sales for wood products was $86.3 million compared with $89.0 million in the same period of 2001. The 2002 results include the reversal of $15.6 million of lumber import duties accrued in the second half of 2001. No lumber import duties were incurred in the first six months of 2001. Lumber production in the first half of 2002 totaled 309,200 thousand board feet compared with 261,200 thousand board feet in the same period of 2001.

Selling, general and administrative expenses (SG&A) for the second quarter and first six months of 2002 totaled $6.5 million and $12.8 million, respectively, compared with $5.9 million and $12.5 million in the same periods of 2001, respectively. SG&A expenses in 2002 increased from the same periods a year ago primarily due to the inclusion of selling, general and administrative costs of the Mackenzie pulp mill in the 2002 periods and an increase to workers’ compensation reserves in the second quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the first six months of 2002, net cash provided by operating activities was $8.7 million compared with $12.3 million in the first six months of 2001. Income in the second quarter of 2002 before interest, taxes, depreciation and amortization (EBITDA) was $13.8 million, compared with $2.5 million in the second quarter of 2001 and $3.6 million in the first quarter of 2002. Excluding the impact of noncash lumber import duties, EBITDA was $2.4 million for the second quarter of 2002 and a negative $.6 million for the first quarter of 2002. In the first six months of 2002, accounts receivable increased $8.2 million, primarily due to increasing pulp sales volumes and rising market pulp prices. Inventories decreased $13.9 million in the first six months of 2002, primarily due to reductions in saw logs. Saw log inventories generally build in the winter months due to fewer logging restrictions. Accounts payable and accrued liabilities decreased $9.3 million in the first half of 2002, mainly due to the reversal of accrued lumber import duties.

In the first six months of 2001, inventories decreased $12.0 million, excluding the impact of the Mackenzie mill acquisition, primarily due to reductions in saw logs. Accounts payable and accrued liabilities decreased $5.0 million in the first half of 2001, excluding the impact of the Mackenzie mill acquisition, reflecting declines in liabilities for Canadian stumpage payments and accrued payroll and payroll tax liabilities. The change in income taxes reflected estimated Canadian income tax payments made in 2001 and an increase in income taxes receivable related to 2001 operating results.

Investing Activities

The Company invested $7.4 million in capital projects in the first six months of 2002 and estimates that total 2002 capital spending will approximate $16 million to $19 million. These capital projects relate primarily to improvements of existing operations and include a limited number of relatively small, high-return projects. Capital expenditures for the first six months of 2001 totaled $7.8 million.

On June 15, 2001, the Company acquired the Mackenzie pulp mill from Norske Skog Canada for approximately $80.4 million in cash and 1,750,000 shares of Company common stock. The cash investment in Mackenzie as of June 30, 2001, including direct acquisition costs, totaled $82.3 million, net of cash acquired.

Financing Activities

At June 30, 2002, the Company had approximately $33.2 million of available borrowing capacity under its revolving lines of credit and $8.4 million of cash, cash equivalents and short-term investments. The long-term debt to total capitalization ratio was 55 percent at June 30, 2002 compared with 50 percent and 56 percent at June 30, 2001 and December 31, 2001. The weighted average cost of debt was 6.6% at June 30, 2002 and the Company was in compliance with its debt covenants, including maximum leverage ratios, net worth tests, EBITDA and similar ratios related to interest coverage. Under the lease-financing obligation covenants, the Company was required to have borrowing capacity under its revolving lines of credit or excess cash totaling $25 million. The Company did not have any financial or other commitments related to its 8 3/8% debentures or corporate debt rating agencies such as Moody’s Investor Service and Standard & Poor’s.

During the first six months of 2002, net cash used for financing activities was $11.5 million. In January 2002, the Company elected to repay the remaining $11.9 million balance of its State of Oregon Small Scale Energy Loan (SELP) and discontinued a $12.4 million letter of credit associated with the SELP note payable. Additional borrowings of $8.0 million were made in the first six months of 2002 under the Company’s revolving credit facilities.

During the first six months of 2001, net cash provided by financing activities was $76.3 million. The Company financed the cash investment of Mackenzie with approximately $75 million of bank lines of credit and term loan facilities and the balance from existing cash balances.

In May 2002, the Company renewed its $110 million Canadian (approximately $72 million U.S.) revolving bank line of credit with Toronto Dominion Bank, Bank of Nova Scotia and Bank of Montreal. In July 2002, the Company also renewed its U.S. $25 million revolving credit agreement with U.S. Bank. The U.S. and Canadian lines are secured by certain accounts receivable and inventory, permit revolving borrowings through June 2003, and are convertible into one year and two year term loans, respectively, upon expiration of the revolving credit provisions. The two-year term loan obtained by the Company in June 2001 to fund a portion of the Mackenzie acquisition costs was included in the current portion of long-term debt at June 30, 2002.

On July 30, 2002 the Company completed a sale of $60 million principal amount of 8 3/8% Senior Notes due 2013, with estimated net proceeds, after discount and expenses of the issue, to the Company of $50.8 million. The 8 3/8% Senior Notes were priced to yield 10.5 percent. The terms and conditions of the notes are substantially identical to the Company’s existing 8 3/8% Debentures due 2013. The notes were offered in a Rule 144A offering to qualified institutional buyers in the United States and to non-U.S. persons outside the United States. The net proceeds were used to repay a portion of the outstanding indebtedness under the Company’s bank credit facilities.

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

Cyclical Operating Results and Product Pricing

The Company’s financial performance depends primarily on the prices it receives for its products. Prices for both pulp and lumber products are highly cyclical, have fluctuated significantly in the past and may fluctuate significantly in the future. Increases or decreases in production capacity, increases or decreases in operating rates and changes in customer consumption patterns will cause changes in product prices. The economic climate of each region where the Company’s products are sold has a significant impact on the demand, and therefore the prices, for pulp and lumber. Changes in regional economies can cause fluctuations in prices and sales volumes and, as a result, directly affect the Company’s profitability and cash flows. The continued uncertainties in the economic conditions of the United States and other international markets could adversely affect the Company’s results of operations and cash flows. Any future fluctuation in prices could have a material adverse effect on the Company’s business, financial condition and results of operations. The amount of downtime that the Company’s mills take fluctuates based on changes in current pricing and demand for its products.

Competitive Markets

The Company’s products are sold primarily in the United States, Europe, Canada and Asia. The markets for the Company’s products are highly competitive on a global basis, with a number of major companies competing in each market with no company holding a dominant position. For both lumber and pulp, a large number of companies produce products that are reasonably standardized; therefore, the traditional basis for competition has been price. Because of greater resources, many of the Company’s competitors may be able to adapt more quickly to industrial changes or devote greater resources to the sale of the products. The Company cannot assure that it will be able to compete successfully against such competitors.

Fees on Lumber Imports into the United States

In May 2002, the ITC imposed a tariff on certain types of softwood lumber imported into the United States from Canada after determining that imports of certain types of softwood lumber from Canada threatened U.S. softwood lumber mill operators. Based on findings of the DOC regarding subsidies and dumping margins, the ITC’s decision subjects the Company’s imports of certain types of softwood lumber from Canada on or after May 22, 2002 to a total tariff of 27.22%, which will have a material adverse effect on the results of operations from the wood products business. Panels of the World Trade Organization and the NAFTA are reviewing the ITC’s determination. However, the Company cannot predict the outcome or effect of such reviews, or if a settlement between the Canadian and U.S. governments may be reached.

Availability and Pricing of Raw Materials

Logs, wood chips and sawdust, the principal raw materials used in the manufacture of the Company’s products, are purchased in highly competitive, price-sensitive markets. These raw materials are subject to price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors, many of which are beyond the Company’s control. These factors include changing environmental and conservation regulations and natural disasters, such as forest fires, wind storms or other extreme weather conditions. A decrease in the supply of logs, wood chips and sawdust can cause higher raw material costs and, as a result, have a material adverse effect on the Company’s financial condition and results of operations.

Kootenay Boundary Land Use Plan

The Provincial Government of British Columbia’s Commission of Resources and Environment issued the Kootenay Boundary Land Use Plan in 1997 which, at that time, set aside several new wilderness areas that may not be used to harvest timber. The Company cannot predict if and when the Commission of Resources and Environment will issue additional restrictions and/or wilderness “set-asides.” Additional restrictions and/or “set-asides” may adversely affect the supply of timber. Any decrease in the supply of timber could have an adverse effect on the Company’s financial condition and results of operations.

British Columbia’s First Nations People’s Claims to British Columbia Land

The Company’s Canadian forest operations are primarily carried out on public forestlands under forest licenses. Many of these lands are subject to the constitutionally protected treaty or common law rights of the First Nations peoples of Canada. Most of the lands in British Columbia are not covered by treaties, although many First Nations are engaged in treaty discussions with the governments of British Columbia and Canada. While the Company does not believe that any treaty is imminent, final or interim resolution of First Nations claims may result at some time in the future in a negotiated decrease in the lands or timber available for forest operations under license in British Columbia, including the Company’s licenses. The negotiation and resolution of First Nations claims could also result in additional restrictions on the sale or harvest of timber on British Columbia timberlands, which would increase operating costs, and could affect timber supply and prices. Although the Company believes that such claims will not have a significant effect on the Company’s total harvest of timber or production of forest products in 2002, the Company cannot make any predictions regarding the impact of any such claims in the future. A resolution of First Nations claims could reduce the timber supply and therefore have a material adverse effect on the Company’s financial condition and results of operations.

Environmental Regulation

The Company’s pulp and lumber operations are subject to a variety of national and local laws and regulations, many of which deal with the environment. These laws and regulations impose stringent standards on the Company’s operations regarding, among other things, air emissions, water discharges, use and handling of hazardous materials, use, handling and disposal of waste and remediation of environmental contamination. Changes in these laws or regulations have in the past, and could in the future, require the Company to make substantial expenditures in order to comply, which could have a material adverse effect on the Company’s business.

The British Columbia government has recently amended its regulations that had required all pulp mills in British Columbia to eliminate the discharge of chlorinated organic compounds by December 31, 2002. Under the new regulations the discharge of chlorinated organic compounds will be permitted, but at a lower level. The Company’s mills in British Columbia already operate well within the new limits, and the Company does not anticipate that the new regulations will have any material effect on its business or operations. However, there remains the possibility that parties opposed to the regulations will challenge them in court which, if successful, could result in reinstatement of the requirement to eliminate the discharge of all chlorinated organic compounds. Such a result, which the Company considers to be highly unlikely, would cause substantially all of the chemical pulp mills in British Columbia, including the Company’s, to shut down, and would have a material adverse effect on the Company’s financial condition and results of operations.

Environmental Liabilities

The Company is currently participating in the investigation and remediation of environmental contamination at three sites on which it previously conducted business. The Company was also recently requested by British Columbia environmental authorities to prepare a remediation plan for environmental contamination at the Mackenzie pulp mill. In addition, the Company may be required to investigate and remediate environmental conditions at other sites if contamination, presently unknown to the Company, is discovered. The ultimate cost to the Company for site remediation and monitoring of these sites cannot be predicted with certainty due to the difficulties in measuring the magnitude of the contamination, the varying costs of alternative cleanup methods, the clean-up time frame possibilities, the evolving nature of remediation technologies and governmental regulations and determining the extent to which contributions will be available from the other parties, including insurance carriers. Expenditures that may be required in connection with these sites could have a material adverse effect on the Company’s business.

Exchange Rate Fluctuations

Although the Company’s sales are made primarily in U.S. dollars, a substantial portion of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, could adversely affect the Company’s results of operations and cash flows. A substantial portion of the Company’s pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects the customers’ ability to pay and the Company’s relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on the Company’s business, financial condition and results of operation.

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

Financial Leverage

The Company’s long-term debt as a percentage of total capitalization at June 30, 2002 was 55 percent. While the Company’s leverage level is not unusual for the forest products and pulp industries, this leverage, or higher leverage if the Company were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Higher levels of leverage may require a substantial portion of the cash flow from operations to satisfy debt payments, thereby reducing the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions and other general corporate purposes. Higher leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

In addition, the Company’s credit facility agreements contain other covenants that limit the ability to engage in activities that may be in the Company’s long-term best interests. Failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of certain of the Company’s debts.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial market risk arises from fluctuations in interest rates and foreign currencies.

The Company’s exposure to market risk for interest rates relates primarily to investments in short-term marketable securities and short- and long-term debt. The Company’s investment in marketable securities at June 30, 2002 was not significant, and the Company’s debt is primarily fixed rate with 30 percent of total debt at variable rates. Therefore, net income is not materially affected when market interest rates change.

The Company has exposure to foreign currency rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect. The Company’s net investment in foreign subsidiaries with a functional currency other than the U.S. dollar is not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $212.5 million at June 30, 2002. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $21.3 million. Any loss in fair value would be reflected as a cumulative translation adjustment and would not reduce reported net income of the Company.

The Company is exposed to foreign currency transaction gains and losses in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiary and Canadian dollar denominated intercompany loans made by the parent company. The Company periodically uses foreign exchange contracts to manage its exposure to foreign currency transaction gains and losses. The Company had no foreign exchange contracts outstanding at June 30, 2002. Foreign currency transaction gains and losses were not material to the results of operations for the Company’s 2002 or 2001 periods.

The Company utilizes well-defined financial contracts in the normal course of its operations as means to manage commodity price risks. For those limited number of contracts that are considered derivative instruments, the Company has formally designated each as a hedge of specific, well-defined risks. The Company has entered into commodity swap agreements designed to hedge against the variability of future cash flows arising from changes in natural gas spot rates. These agreements generate gains or losses that are recognized at the contracts’ respective settlement dates. As of June 30, 2002, the Company had open positions in connection with three natural gas swap agreements, extending through October 2002. The notional amount of these contracts was $1.3 million, with a fair value representing an unrealized loss of $.4 million that is recorded in cumulative other comprehensive income (loss) at June 30, 2002. A hypothetical 10 percent change in natural gas prices would change the fair value of the Company’s natural gas hedges by approximately $.1 million.

PART II.    OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 2, 2002. The following members were elected to the Company’s Board of Directors to hold office for three-year terms expiring in 2005.

Nominee	In Favor	Withheld
Lionel G. Dodd	11,386,058 (98.75%)	144,191 (1.25%)
Kenneth G. Hanna	11,392,646 (98.81%)	137,603 (1.19%)
Robert Stevens Miller, Jr.	11,365,370 (98.57%)	164,879 (1.43%)

Additionally, the following directors were elected in previous years to three-year terms on the Company’s Board of Directors and will continue their terms of office: Gordon P. Andrews, David J. Barram, Charles Crocker, Robert G. Funari, Peter T. Pope, and Michael Flannery.

The Company’s Audit Committee and Board of Directors both voted on May 2, 2002 to withdraw Proposal Number 2 described in the Company’s proxy statement dated March 29, 2002 requesting shareholders to ratify the appointment of Arthur Andersen LLP as the Company’s auditors for 2002. The final decision to dismiss Arthur Andersen LLP and engage KPMG LLP was made by Board of Directors upon the recommendation of the Audit Committee.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 4.5	Indenture, dated July 30, 2002, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, with respect to the Company’s 8 3/8% Senior Notes due 2013.

Exhibit 4.6	Registration Rights Agreement, dated July 30, 2002, between the Company and BMO Nesbitt Burns Corp.

Exhibit 10.8	First Amending Agreement to Credit Agreement dated June 15, 2001 between the Company and Toronto-Dominion Bank, Bank of Montreal and The Bank of Nova Scotia, dated May 22, 2002.

Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed on May 23, 2002 reporting under Item 4—Changes in Registrant’s Certifying Accountant, the decision of the Board of Directors to dismiss Arthur Andersen LLP and to engage KPMG LLP to review the Company’s financial statements for its fiscal quarters ending June 30, 2002 and September 30, 2002 and audit the financial statements of the Company for the fiscal year 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC.
Registrant

Date: August 14, 2002	/s/ MARIA M. POPE
Maria M. Pope Vice President and Chief Financial Officer