Form 10-Q
period 2002-09-30
POPE & TALBOT INC /DE/
filed 2002-11-12
CIK 311871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Common stock, $1 par value – 15,632,526 shares as of October 31, 2002.

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements:

Consolidated Balance Sheets—September 30, 2002 and December 31, 2001	2

Consolidated Statements of Operations—Three and Nine Months Ended September 30, 2002 and 2001	3

Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2002 and 2001	4

Notes to Condensed Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4. Controls and Procedures	19

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	*

ITEM 2. Changes in Securities and Use of Proceeds	*

ITEM 3. Defaults Upon Senior Securities	*

ITEM 4. Submission of Matters to a Vote of Security Holders	*

ITEM 5. Other Information	*

ITEM 6. Exhibits and Reports on Form 8-K	21

SIGNATURES	22

CERTIFICATIONS	23

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

Part I.    Financial Information

ITEM 1.    Financial Statements

POPE & TALBOT, INC.

CONSOLIDATED BALANCE SHEETS
(Thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,021	$18,463
Short-term investments	101	110
Accounts receivable	67,387	64,812
Inventories	87,124	98,256
Prepaid expenses	4,742	4,573
Deferred income taxes	4,136	10,727

Total current assets	176,511	196,941
Properties:
Plant and equipment	595,469	578,809
Accumulated depreciation	(293,182)	(268,283)

	302,287	310,526
Land and timber cutting rights	7,485	7,535

Total properties	309,772	318,061
Other assets:
Deferred income tax assets, net	11,920	4,828
Other	15,697	15,100

Total other assets	27,617	19,928

	$513,900	$534,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$26,746	$17,786
Accounts payable	32,223	33,021
Accrued payroll and related taxes	15,105	14,021
Income taxes payable	5,343	937
Accrued lumber import duties	918	15,567
Other accrued liabilities	22,265	21,509

Total current liabilities	102,600	102,841
Long-term liabilities:
Long-term debt, net of current portion	207,101	220,029
Other long-term liabilities	45,260	39,947

Total long-term liabilities	252,361	259,976
Stockholders' equity:
Preferred stock	—	—
Common stock	17,207	17,207
Additional paid-in capital	68,058	68,353
Retained earnings	123,125	139,228
Foreign currency translation adjustment	(24,442)	(25,705)
Accumulated other comprehensive loss	(332)	(1,828)
Common stock held in treasury, at cost	(24,677)	(25,142)

Total stockholders' equity	158,939	172,113

	$513,900	$534,930

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Thousands Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Pulp	$81,437	$84,773	$241,892	$211,746
Wood products	57,118	57,559	166,085	154,944

Total	138,555	142,332	407,977	366,690
Costs and expenses:
Cost of sales:
Pulp	75,299	86,896	246,128	217,295
Wood products	57,660	60,040	143,945	149,011
Selling, general and administrative	6,286	6,036	19,109	18,576
Interest, net	4,730	3,954	12,539	9,132

Total	143,975	156,926	421,721	394,014

Loss before income taxes	(5,420)	(14,594)	(13,744)	(27,324)
Income tax benefit	1,843	5,447	4,673	10,359

Net loss	$(3,577)	$(9,147)	$(9,071)	$(16,965)

Basic and diluted net loss per share	$(.23)	$(.59)	$(.58)	$(1.17)

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands)

	Nine months ended September 30,
	2002	2001
Cash flow from operating activities:
Net loss	$(9,071)	$(16,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,241	21,679
Lumber import duties	(15,567)	10,195
Changes in assets and liabilities:
Accounts receivable	(2,575)	1,313
Inventories	11,132	13,799
Prepaid expenses and other assets	8,091	5,945
Accounts payable and accrued liabilities	1,627	(1,398)
Current and deferred income taxes	(2,940)	(13,534)
Other liabilities	2,997	(2,080)

Net cash provided by operating activities	19,935	18,954
Cash flow from investing activities:
Purchases of short-term investments	—	(2,745)
Proceeds from maturities of short-term investments	9	13,240
Capital expenditures	(13,785)	(14,506)
Proceeds from sale of assets	128	42
Investment in subsidiary, net of cash acquired	—	(82,603)

Net cash used for investing activities	(13,648)	(86,572)
Cash flow from financing activities:
Short-term borrowings	—	20,000
Proceeds from long-term debt	58,572	59,765
Repayment of long-term debt	(63,439)	(3,088)
Proceeds from issuance of treasury stock, net	170	181
Cash dividends	(7,032)	(6,502)

Net cash provided by (used for) financing activities	(11,729)	70,356

Increase (decrease) in cash and cash equivalents	(5,442)	2,738
Cash and cash equivalents at beginning of period	18,463	1,391

Cash and cash equivalents at end of period	$13,021	$4,129

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Prospective Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Obligations Associated with Retirement of Long-Lived Assets.” SFAS No. 143 requires the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the Company is legally obligated to perform retirement activities at the end of the related asset’s life and is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of adopting SFAS No. 143 on its consolidated financial position, but does not believe SFAS No. 143 will have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement requires that a liability for all costs be recognized when the liability is incurred with exit or disposal activities as opposed to when the entity commits to an exit plan under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The statement will be applied prospectively to activities exited from or disposed of initiated after December 31, 2002.

3.	Net Loss Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive impact of stock options outstanding during the period. For the three and nine months ended September 30, 2002 and 2001, the computation of diluted net loss per share was either antidilutive or resulted in the same amount as basic net income per share.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2002
(Unaudited)

The following table summarizes the computation of diluted net income per common share:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(thousands except per share)
Weighted average shares outstanding—basic	15,611	15,617	15,604	14,549
Effect of stock plans	—	—	—	—

Weighted average shares outstanding—diluted	15,611	15,617	15,604	14,549

Net loss	$(3,577)	$(9,147)	$(9,071)	$(16,965)

Basic and diluted net loss per share	$(.23)	$(.59)	$(.58)	$(1.17)

Certain Company stock options were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.25 to $30.38 per share, averaged 1,521,000 and 1,388,000 for the three month period ended September 30, 2002 and 2001, respectively, and 1,476,000 and 1,345,000 for the nine months ended September 30, 2002 and 2001, respectively.

4.	Inventories

	September 30, 2002	December 31, 2001
	(thousands)
Pulp	$28,155	$24,711
Lumber	15,198	14,681
Saw logs	13,540	28,307
Pulp logs, chips and sawdust	13,729	12,542
Chemicals and supplies	18,506	19,313
LIFO reserve	(2,004)	(1,298)

	$87,124	$98,256

The portion of inventories determined using the last-in, first-out (LIFO) method aggregated $17.7 million and $19.9 million using the average cost method, which approximates the FIFO basis, at September 30, 2002 and December 31, 2001, respectively.

5.	Debt

On July 30, 2002 the Company completed the sale of $60 million principal amount of 8 3/8% Senior Notes due 2013, with net proceeds, after discount and issue expenses of $1.7 million, to the Company of $50.6 million. The 8 3/8% Senior Notes were priced to yield 10.5 percent. The terms and conditions of the notes are substantially identical to the Company’s existing 8 3/8% Debentures due 2013. The notes were offered in a Rule 144A offering to qualified institutional buyers in the United States, and to non-U.S. persons outside the United States. The subsequent exchange for registered, publicly tradable notes with substantially identical terms was completed in October 2002. The net proceeds were used to pay down the Company’s revolving bank lines of credit.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2002
(Unaudited)

Effective June 14, 2002, the Company renewed its 364-day Canadian revolving bank line of credit of $110 million Canadian (approximately $70 million U.S.) with three Canadian banks. The Company also renewed its $25 million U.S. revolving credit agreement with a domestic bank which now expires in June 2003. The Company intends to reduce its $25 million U.S. domestic credit agreement to $15 million effective January 1, 2003. The Canadian and U.S. facilities are revolving credit lines secured by certain inventory and accounts receivable, permit revolving borrowings through June 2003, and are convertible into two-year and one-year term loans, respectively, upon expiration of the revolving credit provisions. There were no borrowings under the revolving credit facilities at September 30, 2002. The Company maintained a $9.8 million letter of credit at September 30, 2002 to support its long-term obligation related to the sale/leaseback of the Halsey pulp mill chlorine dioxide facility. The two-year term loan due June 2003, obtained by the Company in June 2001 to fund a portion of the Mackenzie acquisition costs, was included in the current portion of long-term debt at September 30, 2002.

6.	Comprehensive Income

Comprehensive income measures all changes in equity, including net income or loss, of the Company that result from recognized transactions and other economic events other than transactions with shareholders. The Company’s comprehensive loss was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(thousands)
Accumulated other comprehensive loss
Foreign currency translation adjustment	$(7,456)	$(5,500)	$1,263	$(8,446)
Change in unrealized loss on cash flow hedging derivatives, net of tax	356	—	1,496	—

Total	(7,100)	(5,500)	2,759	(8,446)
Net loss	(3,577)	(9,147)	(9,071)	(16,965)

Comprehensive loss	$(10,677)	$(14,647)	$(6,312)	$(25,411)

7.	Segment Information

The Company classifies its business into two operating segments: pulp and wood products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(thousands)
Revenues
Pulp	$81,437	$84,773	$241,892	$211,746
Wood products	57,118	57,559	166,085	154,944

Total operating segments	$138,555	$142,332	$407,977	$366,690

EBITDA
Pulp	$9,756	$730	$7,855	$3,362
Wood products	439	(2,002)	24,740	7,482

Total operating segments	10,195	(1,272)	32,595	10,844
General corporate	(2,569)	(2,185)	(7,559)	(7,357)

	$7,626	$(3,457)	$25,036	$3,487

Depreciation and amortization
Pulp	$6,338	$5,219	$19,846	$15,717
Wood products	1,622	1,708	5,429	5,276

Total operating segments	7,960	6,927	25,275	20,993
General corporate	356	256	966	686

	$8,316	$7,183	$26,241	$21,679

Operating profit (loss)
Pulp	$3,418	$(4,489)	$(11,991)	$(12,355)
Wood products	(1,183)	(3,710)	19,311	2,206

Total operating segments	2,235	(8,199)	7,320	(10,149)
General corporate	(2,925)	(2,441)	(8,525)	(8,043)
Interest, net	(4,730)	(3,954)	(12,539)	(9,132)

Loss before incomes taxes	$(5,420)	$(14,594)	$(13,744)	$(27,324)

8.	Legal Matters and Contingencies

Canada – U.S. Trade Issues

Approximately 80 percent of the Company’s current lumber capacity is located in British Columbia, Canada. Between April 1996 and April 2001, exporters of softwood lumber from Canada to the U.S. were subject to tariffs on lumber volumes in excess of defined tariff-free volumes under the Canada-U.S. Softwood Lumber Agreement (SLA).

On April 1, 2001, the SLA expired, and on April 2, 2001, petitions for the imposition of anti-dumping duties (ADD) and countervailing duties (CVD) on softwood lumber from Canada were filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) by certain U. S. industry trade groups. In response to the petitions, the ITC conducted a preliminary injury investigation and on May 16, 2001 determined that there was a reasonable indication that the lumber industry in the United States was threatened with material injury by reason of softwood lumber imports from Canada.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2002
(Unaudited)

On August 9, 2001, the DOC issued its preliminary determination on the CVD and imposed a preliminary duty rate of 19.31 percent to be posted by cash deposits or bonds on the sales of softwood lumber to the United States on or after August 17, 2001. The DOC also made a preliminary determination that certain circumstances existed that may result in duties on sales of softwood lumber applying retroactively to May 19, 2001 (Critical Circumstances). The preliminary duty rate of 19.31 percent was suspended on December 15, 2001, 120 days after the preliminary determination, in accordance with U.S. law. The Company accrued $13.6 million for the period from May 19, 2001 to December 15, 2001 for countervailing duties at the preliminary determined rate of 19.31 percent. Duties accrued for the retroactive portion of the countervailing duties for the period from May 19, 2001 to August 16, 2001 totaled $6.7 million. The CVD accrual for the third quarter of 2001 totaled $10.2 million.

On October 31, 2001, the DOC issued its preliminary determination on the antidumping duty and imposed a company-specific preliminary duty rate on six companies reviewed ranging from 5.94 percent to 19.24 percent. All other companies, including the Company’s Canadian subsidiary, received the weighted average rate of the six companies of 12.58 percent. The preliminary ADD rate applied to all shipments of softwood lumber made to the United States on or after November 6, 2001. The DOC did not find Critical Circumstances in its preliminary ADD ruling and therefore did not assess those duties retroactively. The Company accrued $2.0 million for the period from November 6, 2001 to December 31, 2001 for ADD at the preliminarily determined average rate of 12.58 percent. Accordingly, the Company had accrued a total of $15.6 million for CVD and ADD as of December 31, 2001.

On March 22, 2002, the DOC announced revised import duty rates of 19.34 percent and 9.67 percent, respectively in the CVD and ADD cases. The DOC also determined that there would be no retroactive application of the CVD before August 17, 2001. Therefore, in the first quarter of 2002, the Company reversed $6.7 million of CVD previously accrued for the retroactive assessment period from May 19, 2001 to August 16, 2001 and reversed $0.5 million of ADD to reflect the reduction of the ADD rate to 9.67 percent. However, the Company accrued ADD of $2.9 million on lumber shipments into the United States during the first quarter of 2002, resulting in the net reversal of $4.3 million of accrued lumber import duties in the first quarter.

On May 16, 2002, the ITC issued its final ruling that the U. S. softwood lumber industry is threatened with material injury by Canadian lumber imports. Based on this ruling, CVD and ADD rates determined by the DOC are due on shipments of Canadian lumber into the United States on or after May 22, 2002, but no such duties are due for any shipments before that time. Accordingly, in the second quarter of 2002, the Company reversed the remaining $11.3 million of lumber duties that were accrued in 2001 and the first quarter of 2002 based on the DOC’s preliminary determinations.

On May 17, 2002, the DOC finally determined the CVD rate to be 18.79 percent and the ADD rate applicable to the Company to be 8.43 percent, resulting in a combined import duty of 27.22 percent on the Company’s lumber imports into the United States commencing on May 22, 2002. Lumber import duties incurred in the third quarter of 2002 totaled $6.7 million.

Approximately one year following the publication of the final order, and annually thereafter for a total of five years, the DOC will conduct reviews to determine whether Canada continued to subsidize softwood logs and whether the companies administratively reviewed engaged in dumping and, if so, the CVD and ADD to impose. At the end of the five years, both the CVD and ADD would be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2002
(Unaudited)

The federal and provincial governments in Canada have moved for appellate review by panels under NAFTA and the World Trade Organization (WTO) with respect to the CVD findings. In July 2002, the WTO, in a non-binding set of recommendations to the U.S., ruled that the U.S. government erred on several points in its determination of the existence of a subsidy on softwood lumber from Canada. The WTO also issued an interim ruling recommending the U.S. government repeal the Byrd Amendment, which gives U.S. firms cash from punitive trade sanctions applied on foreign imports.

The ITC’s final ruling is subject to further reviews by panels of the World Trade Organization and under NAFTA and, accordingly, it is possible that the lumber import duties will be either reduced or eliminated as a result of such reviews or as a result of a negotiated settlement between the Canadian and U.S. governments. Any adjustments to the financial statements resulting from a change in duty rates will be made prospectively.

Environmental Matters

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site in St. Helens, Oregon (St. Helens) formerly owned by the Company requires further action. Accordingly, the Company and the local governmental owner agreed in a Consent Order with ODEQ to investigate the site and determine an appropriate remedy. The Company is currently participating in the investigation phase of this site. Based on current estimates, the Company had a reserve at September 30, 2002 in the amount of $3.5 million, representing the low end of the range of estimated future remediation and monitoring costs at this site. The reserve is for the estimated costs of soil and groundwater excavation and treatment, the capping and monitoring of surface water/sediment, and post remediation monitoring costs. The Company currently expects the majority of the remediation costs to be incurred in 2006, with post remediation monitoring costs to begin in 2007 and to continue for 15 to 20 years.

In 1998 the Washington Department of Ecology (WDOE) requested that the Company undertake an assessment to determine whether and to what extent the Company’s former mill site and related properties at Port Gamble, Washington may be contaminated. The Company is responsible for environmental remediation costs related to five landfills used by the Company that contain wood debris and industrial wastes. WDOE has also requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. The Company is working with WDOE to complete the bay sediment characterization and to prepare risk assessments.

The Company has submitted closure plans of the landfills to WDOE. To date, one landfill has received a “no further action” letter from WDOE. The remaining four landfills are in various stages of remediation. Based on current estimates, the Company had a reserve at September 30, 2002 in the amount of $5.1 million, representing the low end of the range of estimated future remediation costs associated with this site. The reserve has declined during 2002 as a result of remediation costs incurred. The reserve is for estimated costs of soil and surface water/sediment excavation and treatment, landfill capping and landfill closure and habitat restoration. The Company currently expects the majority of the remaining remediation costs to be incurred in 2003 and the balance in 2004.

As of September 30, 2002, the Company has recorded liabilities totaling $1.2 million for the closure of three wood waste and sludge disposal areas and one landfill. The Company expects these costs to be incurred over the next one to seven years.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2002
(Unaudited)

In June 2002, the Company was requested by British Columbia environmental authorities, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to prepare a remediation plan for this pond. A report was submitted to the Ministry of Water, Land and Air Protection in September 2002, detailing various remediation options. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. Based on preliminary findings, the Company had a reserve at September 30, 2002 of $1.9 million, representing the low end of the range of estimated future remediation costs at this site. The reserve is for the estimated costs of dredging and relining the pond. The reserve was recorded in the second quarter of 2002 as an adjustment of the acquisition cost for the June 15, 2001 acquisition of the Mackenzie pulp mill. The Company currently expects the majority of the remediation costs to be incurred in 2005 through 2007.

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

The Company has tendered the defense of certain environmental claims to a number of insurance carriers that issued comprehensive general liability policies to the Company from the 1940’s to 1992. In 1995, the Company filed a declaratory judgment action to obtain a decision that the insurance carriers were obligated to defend the Company and indemnify it for any environmental liabilities incurred as a result of certain operations of the Company during that period. The Company has concluded settlements with several insurance carriers and is engaged in settlement discussions with other insurance carriers. The Company believes it has more than sufficient policy limits available to meet the Company’s estimated liabilities for remediation costs related to the St. Helens and Port Gamble sites. In addition, the Company believes recovery under these policies is highly probable and has recorded receivables in amounts it has deemed highly probable of realization.

The Company is also a party to legal proceedings and environmental matters generally incidental to the business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the Company believes that any ultimate outcome resulting from these proceedings and matters would not have a material effect on the current financial position, liquidity or results of operations; however, in any given future reporting period, such proceedings or matters could have a material effect on results of operations.

POPE & TALBOT, INC.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Pope & Talbot, Inc. (the Company) lost $3.6 million in the third quarter of 2002, or $.23 per share, compared with a net loss of $9.1 million, or $.59 per share, in the third quarter of 2001. The Company’s net loss year-to-date totaled $9.1 million compared with a net loss of $17.0 million for the nine months ended September 30, 2001. The year-to-date 2002 results included the positive impact of the reversal in the first half of 2002 of $15.6 million pre-tax of previously accrued lumber import duties, partially offset by $7.9 million pre-tax of lumber import duties incurred since May 22, 2002. The third quarter of 2002 results include $6.7 million pre-tax of lumber import duties compared with $10.2 million pre-tax of lumber import duties accrued in the third quarter of 2001. See Note 8, “Canada – U.S. Trade Issues” of the Notes to Condensed Consolidated Financial Statements. Eliminating all of the effects of lumber import duties (a pre-tax net benefit of $7.7 million and an expense of $10.2 million in the first nine months of 2002 and 2001, respectively) the Company’s net loss year-to-date would have been $14.1 million in 2002, compared with a net loss of $10.7 million in 2001. Results of operations for the Mackenzie pulp mill in 2001 are included since the acquisition on June 15, 2001.

Total revenues were $138.6 million in the third quarter of 2002 compared with $142.3 million in the same period of 2001. Pulp revenues were $81.4 million in the third quarter of 2002 compared with $84.8 million in the third quarter a year ago and $88.6 million in the second quarter of 2002. Pulp revenues in the third quarter of 2002 were lower than the same period of 2001 primarily due to lower sales volumes. Pulp sales totaled 180,600 metric tons in the third quarter of 2002, compared with 194,500 metric tons in the third quarter of 2001 and 213,500 metric tons in the second quarter of 2002. Average pulp sales prices of $451 per metric ton in the third quarter of 2002 increased $44 per metric ton, or 11 percent, over the same period a year ago and increased $36 per metric ton, or 9 percent, from the second quarter of 2002. Market pulp list prices early in the fourth quarter of 2002 were lower than average list prices for the third quarter of 2002.

Year-to-date, pulp revenues were $241.9 million for 2002 and $211.7 million for 2001. The increase was primarily due to the Mackenzie acquisition in June 2001. Prices averaged $421 per metric ton in 2002 compared with $470 in 2001. Pulp shipments in the first nine months of 2002 totaled 574,900 metric tons compared with 441,700 metric tons in the same period of 2001.

Wood products revenues, including lumber, log and chip sales, in the third quarter of 2002 totaled $57.1 million compared with $57.6 million in the same quarter of 2001 and $55.3 million in the second quarter of 2002. Average lumber sales prices of $319 per thousand board feet in the current quarter were down 7 percent compared with the third quarter of last year and down 3 percent compared with second quarter of 2002. Lumber sales volumes of 155,300 thousand board feet in the third quarter of 2002 were up 9 percent compared with the same period a year ago and up 8 percent from the second quarter of 2002. Lumber sales prices early in the fourth quarter of 2002 were lower than sales prices realized in the third quarter of 2002.

Year-to-date, wood products revenues were $166.1 million for 2002 and $154.9 million for 2001. Prices averaged $325 per thousand board feet in the first nine months of 2002 compared with $334 per thousand board feet for the first nine months of 2001. Lumber shipments in the first nine months of 2002 totaled 447,900 thousand board feet compared with 387,000 thousand board feet in the same period of 2001.

Pulp cost of sales was $75.3 million in the third quarter of 2002 compared with $86.9 million in the same period of 2001 and $90.8 million in the second quarter 2002. Pulp cost of sales in the third quarter of 2002 was lower than the same period in the prior year primarily due to lower sales volumes. Pulp production totaled 200,000 metric tons in the third quarter of 2002 compared with 174,200 metric tons in the same period last year and 186,500 metric tons in the second quarter of 2002. The average cost per metric ton of pulp sold decreased 10 percent in the third quarter of 2002 compared with the third quarter of 2001. Costs of conversion and raw materials for pulp production decreased an average of $43 per metric ton in the third quarter of 2002 compared to the third quarter of 2001, primarily the result of labor savings, lower usage of purchased goods such as chemicals, and a decrease in other cash conversion costs. Pulp costs decreased $64 per metric ton in the third quarter of 2002 compared with the comparable costs for the full year of 2001.

For the first nine months of 2002, pulp cost of sales was $246.1 million compared with $217.3 million in the same period of 2001. The average cost per metric ton of pulp sold decreased 13 percent in 2002 compared with the first nine months of 2001. Pulp production totaled 582,000 metric tons in the 2002 period compared with 438,200 metric tons in the 2001 period. The increase in total cost of sales and pulp production in the 2002 period was due primarily to inclusion of the Mackenzie pulp mill results in the full 2002 period.

In October 2002, one of the recovery boilers at the Company’s Harmac pulp mill in Nanaimo, British Columbia was shut down for repairs, causing the mill to lose approximately 8,000 metric tons of production. Fourth quarter 2002 operating income from the pulp segment is expected to be reduced by $1.0 million to $1.5 million. All repairs have been successfully completed and the mill was returned to full operation.

Pulp inventory valuation allowances totaled $0.6 million at September 30, 2002 compared with $0.2 million and $2.1 million at June 30, 2002 and December 31, 2001, respectively. The Company records valuation allowances to reflect the difference between anticipated sales prices of period-end inventories and production costs. The increase in the valuation allowance at September 30, 2002 resulted primarily from a decrease in pulp price levels since June 30, 2002. The Company’s pulp inventory level increased during the third quarter primarily due to a decrease in pulp sales in the Southeast Asian spot market. Pulp inventory valuation allowances totaled $2.3 million and $4.5 million at September 30, 2001 and June 30, 2001, respectively.

Cost of sales for wood products in the third quarter of 2002 was $57.7 million compared with $60.0 million in the third quarter of 2001 and $42.0 million in the second quarter 2002. Included in the third quarter cost of sales for wood products for 2002 and 2001 were lumber import duties of $6.7 million and $10.2 million, respectively. Lumber production totaled 144.3 million board feet in the third quarter of 2002 and 140.6 million board feet in the third quarter of 2001 compared with 150.6 million board feet in the second quarter of 2002. The average cost per thousand board feet of lumber sold decreased nine percent in the third quarter of 2002 compared with the third quarter of 2001. Costs of conversion and log costs decreased an average of $35 per thousand board feet in the third quarter of 2002 compared to the third quarter of 2001, primarily due to lower cost logs and harvesting cost reductions. Lumber costs decreased $23 per thousand board feet in the third quarter of 2002 compared with the comparable costs for the full year of 2001. Lumber inventory valuation allowances were not material to any periods presented.

For the first nine months of 2002, cost of sales for wood products was $143.9 million compared with $149.0 million in the same period of 2001. Eliminating all of the effects of lumber import duties from both nine-month periods, costs of sales for wood products would have been $151.6 million and $138.8 million for 2002 and 2001, respectively. The increase was primarily due to the higher sales volume in 2002. Excluding all of the effects of lumber import duties, the average cost per thousand board feet of lumber sold decreased six percent in 2002 compared with the first nine months of 2001. See Note 8 of Notes to Condensed Consolidated Financial Statements. Lumber production in the first nine months of 2002 totaled 453.4 million board feet compared with 401.2 million board feet in the same period of 2001.

Selling, general and administrative expenses (SG&A) for the third quarter and first nine months of 2002 totaled $6.3 million and $19.1 million, respectively, compared with $6.0 million and $18.6 million in the same periods of 2001, respectively. SG&A expenses for the first nine months of 2002 increased from the same period a year ago primarily due to the inclusion of selling, general and administrative costs of the Mackenzie pulp mill since the acquisition on June 15, 2001 and an increase to workers’ compensation reserves in the second quarter of 2002.

A substantial portion of the Company’s operating costs and expenses are incurred in Canadian dollars. As a result, significant fluctuations in relative currency values affect the Company’s reported results of operations. The Company used the following Canadian-to-U.S. dollar exchange rates in converting operating costs and revenues incurred in Canadian dollars: third quarter 2002—.641; third quarter 2001—.648; year-to-date 2002—.637; and year-to-date 2001—.650.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the first nine months of 2002, net cash provided by operating activities was $19.9 million compared with $19.0 million in the first nine months of 2001. Income in the third quarter of 2002 before interest, taxes, depreciation and amortization (EBITDA) was $7.6 million, compared with negative $3.5 million in the third quarter of 2001 and $13.8 million in the second quarter of 2002. Excluding the impact of noncash lumber import duties accrued in 2001 and then reversed in 2002, but not the effect of duties incurred since May 22, 2002, EBITDA was $6.7 million in the third quarter of 2001 and $2.4 million in the second quarter of 2002.

In the first nine months of 2002 and 2001, EBITDA was $25.0 million and $3.5 million, respectively. Excluding the impact of noncash lumber import duties, EBITDA was $9.5 million and $13.7 million for the first nine months of 2002 and 2001, respectively. In the first nine months of 2002, accounts receivable increased $2.6 million, primarily due to increasing pulp and lumber sales volumes. Inventories decreased $11.1 million in the first nine months of 2002, primarily due to reductions in saw logs, partially offset by an increase in pulp inventories. Saw log inventories generally build in the winter months due to fewer logging restrictions and are utilized in later months.

In the first nine months of 2001, inventories decreased $13.8 million, primarily due to reductions in saw logs. Accounts payable and accrued liabilities decreased $1.4 million in the first nine months of 2001, reflecting decreases in accrued incentive compensation and interest expense. The change in income taxes reflected estimated Canadian income tax payments made in 2001 and the current year increase in income taxes receivable.

Investing Activities

The Company invested $13.8 million in capital projects in the first nine months of 2002 and estimates that total 2002 capital spending will approximate $16 million to $19 million. These capital projects relate primarily to improvements of existing operations and include a limited number of relatively small, high-return projects. Capital expenditures for the first nine months of 2001 totaled $14.5 million.

On June 15, 2001, the Company acquired the Mackenzie pulp mill from Norske Skog Canada for approximately $80.4 million in cash and 1,750,000 shares of Company common stock. The cash investment in Mackenzie as of June 30, 2001, including direct acquisition costs, totaled $82.6 million, net of cash acquired.

Financing Activities

At September 30, 2002, the Company had approximately $74.7 million of available borrowing capacity under its revolving lines of credit and $13.1 million of cash, cash equivalents and short-term investments. The Company’s ability to borrow under its revolving lines of credit at a particular point in time is subject to the availability of adequate collateral and compliance with existing financial covenants. Under the lease-financing obligation covenants, the Company was required to have borrowing capacity under its revolving lines of credit or excess cash totaling $25 million. The long-term debt to total capitalization ratio was 57 percent at September 30, 2002 compared with 52 percent and 56 percent at September 30, 2001 and December 31, 2001. The weighted average cost of debt was 8.1 percent at September 30, 2002 compared with 6.6 percent at June 30, 2002. The Company was in compliance with its debt covenants, including maximum leverage ratios, net worth tests, EBITDA and similar ratios related to interest coverage. The Company’s 8 3/8% senior notes do not have any financial covenants.

During the first nine months of 2002, net cash used for financing activities was $11.7 million. On July 30, 2002, the Company completed the sale of $60 million principal amount of 8 3/8% senior notes due 2013, with net proceeds, after discount and expenses of the issue, to the Company of $50.6 million. The 8 3/8% senior notes were priced to yield 10.5 percent, with terms and conditions of the notes substantially identical to the Company’s existing 8 3/8% debentures due 2013. The notes were offered in a Rule 144A offering to qualified institutional buyers in the United States and to non-U.S. persons outside the United States. The subsequent exchange for registered, publicly tradable notes with substantially identical terms was completed in October 2002. The net proceeds were used to pay down revolving bank lines of credit. In January 2002, the Company elected to repay the remaining $11.9 million balance of its State of Oregon Small Scale Energy Loan (SELP) and discontinued a $12.4 million letter of credit associated with the SELP note payable.

During the first nine months of 2001, net cash provided by financing activities was $70.4 million. The Company financed the cash investment of Mackenzie with approximately $75 million of bank lines of credit and term loan facilities and the balance from existing cash balances.

Effective June 14, 2002, the Company renewed its 364-day Canadian revolving bank line of credit of $110 million Canadian (approximately $70 million U.S.) with three Canadian banks. The Company also renewed its $25 million U.S. revolving credit agreement with a domestic bank which now expires in June 2003. The Company intends to reduce the $25 million U.S. credit agreement to $15 million U.S. effective January 1, 2003. The Canadian and U.S. facilities are revolving credit lines secured by certain inventory and accounts receivable, permit revolving borrowings through June 2003, and are convertible into two-year and one-year term loans, respectively, upon expiration of the revolving credit provisions. At September 30, 2002, there were no borrowings under the revolving credit facilities. The Company maintained a $9.8 million letter of credit at September 30, 2002 to support its long-term obligation related to the sale/leaseback of the Halsey pulp mill chlorine dioxide facility. The two-year term loan, obtained by the Company in June 2001 to fund a portion of the Mackenzie acquisition costs, was included in the current portion of long-term debt at September 30, 2002.

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

Cyclical Operating Results and Product Pricing

The Company’s financial performance depends primarily on the prices it receives for its products. Prices for both pulp and lumber products are highly cyclical, have fluctuated significantly in the past and may fluctuate significantly in the future. Increases or decreases in production capacity, increases or decreases in operating rates and changes in customer consumption patterns will cause changes in product prices. The economic climate of each region where the Company’s products are sold has a significant impact on the demand, and therefore the prices, for pulp and lumber. Changes in regional economies can cause fluctuations in prices and sales volumes and, as a result, directly affect the Company’s profitability and cash flows. The continued uncertainties in the economic conditions of the United States and other international markets could adversely affect the Company’s results of operations and cash flows. Any future downward fluctuation in prices could have a material adverse effect on the Company’s business, financial condition and results of operations. The amount of downtime that the Company’s mills take fluctuates based on changes in current pricing and demand for its products.

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

Fees on Lumber Imports into the United States

In May 2002, the ITC imposed a tariff on certain types of softwood lumber imported into the United States from Canada after determining that imports of certain types of softwood lumber from Canada threatened U.S. softwood lumber mill operators. Based on findings of the DOC regarding subsidies and dumping margins, the ITC’s decision subjects the Company’s imports of certain types of softwood lumber from Canada on or after May 22, 2002 to a total tariff of 27.22 percent, which will have a material adverse effect on the results of operations from the wood products business. Panels of the World Trade Organization and the NAFTA are reviewing the ITC’s determination. However, the Company cannot predict the outcome or effect of such reviews, or if a settlement between the Canadian and U.S. governments may be reached.

Availability and Pricing of Raw Materials

Logs, wood chips, sawdust, energy and chemicals, the principal raw materials used in the manufacture of the Company’s products, are purchased in highly competitive, price-sensitive markets. These raw materials are subject to price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors, many of which are beyond the Company’s control. These factors include changing environmental and conservation regulations and natural disasters, such as forest fires, wind storms or other extreme weather conditions. A decrease in the supply of these raw materials can result in higher costs and, as a result, have a material adverse effect on the Company’s financial condition and results of operations.

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

The British Columbia government has recently amended its regulations that had required all pulp mills in British Columbia to eliminate the discharge of chlorinated organic compounds by December 31, 2002. Under the new regulations the discharge of chlorinated organic compounds will be permitted, but at a lower level than standards currently in effect. The Company’s mills in British Columbia already operate well within the new limits, and the Company does not anticipate that the new regulations will have any material effect on its business or operations. However, there remains the possibility that parties opposed to the regulations will challenge them in court which, if successful, could result in reinstatement of the requirement to eliminate the discharge of all chlorinated organic compounds. Such a result, which the Company considers to be highly unlikely, would cause substantially all of the chemical pulp mills in British Columbia, including the Company’s, to shut down, and would have a material adverse effect on the Company’s financial condition and results of operations.

Environmental Liabilities

The Company is currently participating in the investigation and remediation of environmental contamination at four sites on which it previously conducted business. The Company has also recently submitted a remediation plan to British Columbia environmental authorities for environmental contamination at the Mackenzie mill. In addition, the Company may be required to investigate and remediate environmental conditions at other sites if contamination, presently unknown to the Company, is discovered. The ultimate cost to the Company for site remediation and monitoring of these sites cannot be predicted with certainty due to the difficulties in measuring the magnitude of the contamination, the varying costs of alternative cleanup methods, the clean-up time frame possibilities, the evolving nature of remediation technologies and governmental regulations and determining the extent to which contributions will be available from the other parties, including insurance carriers. Expenditures that may be required in connection with these sites could have a material adverse effect on the Company’s business.

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

Financial Leverage

The Company’s long-term debt as a percentage of total capitalization at September 30, 2002 was 57 percent. While the Company’s leverage level is not unusual for the forest products and pulp industries, this leverage, or higher leverage if the Company were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Higher levels of leverage may require a substantial portion of the cash flow from operations to satisfy debt payments, thereby reducing the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions and other general corporate purposes. Higher leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

In addition, the Company’s credit facility agreements contain covenants that limit the ability to engage in activities that may be in the Company’s long-term best interests. Failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of certain of the Company’s debts.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial market risk arises from fluctuations in interest rates and foreign currencies.

The Company’s exposure to market risk for interest rates relates primarily to investments in short-term marketable securities and short- and long-term debt. The Company’s investment in marketable securities at September 30, 2002 was not significant, and the Company’s debt is primarily fixed rate with 9 percent of total debt at variable rates. Therefore, net income is not materially affected when market interest rates change.

The Company has exposure to foreign currency rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect. The Company’s net investment in foreign subsidiaries with a functional currency other than the U.S. dollar is not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $204.1 million at September 30, 2002. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $20.4 million. Any loss in fair value would be reflected as a cumulative translation adjustment and would not reduce reported net income of the Company.

The Company is exposed to foreign currency transaction gains and losses in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiary and Canadian dollar denominated intercompany loans made by the parent company. The Company periodically uses foreign exchange contracts on a limited basis to manage its exposure to foreign currency transaction gains and losses. At September 30, 2002 the Company had outstanding two Canadian dollar forward purchase contracts with a notional amount of $4.0 million U.S. and three Canadian dollar option contracts with a notional amount of $6.0 million U.S. These contracts settle or expire in the fourth quarter of 2002. Foreign currency transaction gains and losses were not material to the results of operations for the Company’s 2002 or 2001 periods.

The Company utilizes well-defined financial contracts in the normal course of its operations as means to manage commodity price risks. For those limited number of contracts that are considered derivative instruments, the Company has formally designated each as a hedge of specific, well-defined risks. At September 30, 2002, derivative instruments used to manage commodity price risks were not material to the Company’s financial position or results of operations.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined by the Securities and Exchange Commission, as of a date within 90 days of the filing date of this report (the “Evaluation Date”). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of the Evaluation Date were effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported on a timely basis.

Change in Internal Controls

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Additionally, the cost of a particular accounting control should not exceed the benefit expected to be derived.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation date.

PART II.    OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

A Current Report on Form 8-K was filed on July 15, 2002 reporting under Item 5 – Other Events and Regulation FD Disclosure, the Company’s plans to offer up to $50 million of Senior Notes due 2013 on terms substantially identical to its existing 8 3/8% Debentures due 2013 in a Rule 144A offering to qualified financial institutional buyers in the United States and to non-U.S. persons outside of the United States.

A Current Report on Form 8-K was filed on July 24, 2002 reporting under Item 5 – Other Events and Regulation FD Disclosure, the pricing of the Company’s offering of $60.0 million of 8 3/8% Senior Notes due 2013, with estimated net proceeds of $50.8 million on terms substantially identical to its existing 8 3/8% Debenture due 2013 in a Rule 144A offering to qualified financial institutional buyers in the United States and to non-U.S. persons outside of the United States.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC. Registrant

Date: November 12, 2002	/S/ MARIA M. POPE
Maria M. Pope Vice President and Chief Financial Officer

CERTIFICATION

I, Michael Flannery, Chairman, President and Chief Executive Officer of Pope & Talbot, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pope & Talbot, Inc. (the “Registrant”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/S/ MICHAEL FLANNERY
Michael Flannery Chairman, President and Chief Executive Officer

CERTIFICATION

I, Maria M. Pope, Vice President and Chief Financial Officer of Pope & Talbot, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pope & Talbot, Inc. (the “Registrant”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/S/ MARIA M. POPE
Maria M. Pope Vice President and Chief Financial Officer