Form 10-K
period 2002-12-31
POPE & TALBOT INC /DE/
filed 2003-03-03
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 1-7852

POPE & TALBOT, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-0777139
(State of incorporation)	(IRS Employer Identification No.)

1500 SW 1st Avenue, Suite 200

Portland, Oregon 97201

(Address of principal executive offices)

503-228-9161

Registrant’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, par value $1.00	New York Stock Exchange, Pacific Stock Exchange
Rights to purchase Series A Junior Participating Cumulative Preferred Stock	New York Stock Exchange, Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☑  No  ☐

The aggregate market value of voting stock held by nonaffiliates of the registrant was $279,219,086 as of June 30, 2002 ($18.73 per share).

15,637,782

(Number of shares of common stock outstanding as of February 18, 2003)

Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders to be held on May 2, 2003.

POPE & TALBOT, INC.

2002 FORM 10-K

FORWARD-LOOKING STATEMENTS

Statements in this report include both historical and “forward-looking” statements under federal securities laws. Such statements by Pope & Talbot, Inc. (the “Company”) are based on current expectations and projections about future results. These forward-looking statements include the discussion of the Company’s business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this report, the words “anticipate,” “believe,” “estimate,” “may,” “will,” “expect,” “plan” and “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are based upon the beliefs and assumptions of, and on information available to the Company’s management.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in general economic conditions;

•	changes in competitive conditions and prices for the Company’s products;

•	changes in the relationship between supply of and demand for pulp and wood products, including the effects of industry-wide increases in manufacturing capacity;

•	changes in the relationship between supply of and demand for raw materials used in manufacturing of the Company’s products;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar;

•	changes in general and industry-specific environmental laws and regulations;

•	unforeseen environmental liabilities or expenditures.

In addition to specific factors that may be described in connection with any particular forward-looking statements, factors that could cause actual results to differ materially include those set forth under “Forward-Looking Statements” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless required by law, the Company does not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, readers should carefully review the reports and documents the Company files from time to time with the Securities and Exchange Commission, particularly its Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

THIRD PARTY INFORMATION

In this report, the Company relies and refers to information regarding industry data obtained from market research, publicly available information, industry publications, U.S. government sources or other third parties. Although the Company believes the information is reliable, it cannot guarantee the accuracy or completeness of the information and has not independently verified it.

PART I

Item 1. Business

Introduction

Pope & Talbot, Inc. (the “Company”) is a pulp and wood products company, founded in 1849, with headquarters in Portland, Oregon. The Company’s primary operations are located in Oregon, South Dakota and British Columbia, Canada. The Company had 2,229 employees as of December 31, 2002. The Company’s common stock trades on the New York and Pacific stock exchanges under the symbol POP.

The Company’s pulp business manufactures and sells northern bleached softwood kraft (NBSK) chip and sawdust pulp for use in the manufacture of newsprint, tissue and high-grade coated and uncoated paper. The Company’s wood products business manufactures and sells standardized and specialty lumber, residual wood chips, and other by-products.

The pulp business operates three pulp mills, located in Halsey, Oregon and Nanaimo and Mackenzie, British Columbia, with approximately 830,000 metric tons of total annual capacity. The wood products business operates three sawmills in British Columbia and one sawmill in the Black Hills region of South Dakota, with total estimated annual capacity of 640 million board feet. Pulp is sold globally, while lumber is sold primarily in the United States and Canada.

Company Strengths

Strong Market Pulp and Lumber Earnings Leverage

Market prices for both pulp and lumber were at very low levels in 2002. The Company expects to benefit significantly from potential future price increases, as its earnings are highly leveraged to pulp and lumber prices. For example, assuming other costs remain constant, at a production capacity of 830,000 metric tons of pulp, a $25 per metric ton price improvement would result in additional annual pre-tax income of approximately $21 million. Similarly, with a lumber capacity of 640,000 thousand board feet, again assuming other costs remain constant, a $25 per thousand board feet price improvement would result in additional annual pre-duty and pre-tax income of approximately $16 million.

The following chart illustrates the annual average gross real prices of NBSK pulp for the last 25 years:

The following chart illustrates the annual average gross prices of net real Western spruce/pine/fir (SPF) lumber for the last 25 years:

Cost Reduction Measures

The Company has made considerable efforts to improve its cost structure. Since 2000, pulp production costs per metric ton have been reduced by 12 percent and lumber production costs per thousand board feet have been reduced by 7 percent. Also since 2000, fiber cost per metric ton to the pulp mills have been reduced by 26 percent and log costs per thousand board feet to the sawmills have been reduced by 12 percent. Highlights of the Company’s efforts include:

•	Reduced head count from 717 to 528 at the Harmac pulp mill since 1998.

•	Savings of $10.5 million annually at the Halsey pulp mill from modification implemented in 2000.

•	During the first year of ownership, reduced the Mackenzie pulp mill production costs per metric ton by 13 percent and increased production by 7 percent.

•	Consolidated sawmill production in the Black Hills to a single facility.

Long-Term Supply Arrangements

The Company has long-term relationships with many of its suppliers and has entered into long-term supply agreements with some of them to reduce potential supply volatility.

Higher-Margin Sawdust Pulp

To provide a low-cost and adequate supply of wood fiber, the Company has expanded its capacity to use sawdust as a raw material for a significant portion of the Halsey and Mackenzie pulp production. Traditionally, sawdust is purchased at a significant discount to chips. In addition, the price of sawdust does not fluctuate as much as the price of chips with pulp price changes. The Company believes NBSK sawdust pulp typically results in improved margins relative to traditional NBSK chip pulp due to the lower priced fiber source.

Environmental Compliance

The Company is committed to excellence in environmental performance by conducting business in a manner that safeguards the environment and that complies with all environmental laws and regulations. Accordingly, the Company believes it is in material compliance with all current requirements of the U.S. Environmental Protection Agency, the Oregon Department of Environmental Quality, the South Dakota Department of Environmental & Natural Resources and the British Columbia Ministry of Water, Land and Air Protection.

Historical Development of the Company’s Business

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

Until the sale of the tissue business in 1998, the Company produced a line of consumer tissue products including towels, napkins, bathroom tissue and facial tissue. Also, the Company produced disposable diaper products until the 1996 sale of the diaper business. These products were sold under private and controlled labels. The sale of the assets of the Company’s tissue business in 1998 was classified as income from discontinued operations. See Item 6. “Selected Financial Data.”

Since the mid-1980s, the Company has reduced its dependency on timber from the U.S. Pacific Northwest, where environmental concerns have sharply restricted the availability of and increased the cost of public timber. At the same time, the Company increased its operations in regions having more stable timber supplies, particularly in British Columbia and to a lesser extent the Black Hills region of South Dakota and Wyoming. In 1985, the Company distributed its timber and land development properties in the State of Washington to its shareholders through interests in a newly formed master limited partnership, Pope Resources. In 1989, the Company sold its Oregon sawmill, and the Company has since sold its remaining Oregon timberlands. In 1992, the Company acquired a sawmill in Castlegar, British Columbia and related timber cutting rights. At the end of 1995, the Company permanently closed its Port Gamble, Washington sawmill. The small, 30 million board foot sawmill in Newcastle, Wyoming was closed in 2000 as part of the Company’s effort to rationalize its Black Hills production facilities due to a reduction in public timber availability in that region.

In the late 1970s, the Company expanded into the pulp business with the purchase of the Halsey, Oregon pulp mill. The Halsey mill produces bleached kraft pulp which is sold to writing paper, tissue and newsprint manufacturers in the U.S., Europe and Asia.

Through a number of purchases in 1997 and 1998, the Company acquired a 60 percent ownership interest in Harmac Pacific Inc. (Harmac). On November 8, 1999, the Company acquired the remaining minority interest in Harmac. The Harmac acquisition was accounted for as a step purchase transaction, and the results of operations of Harmac have been included in the Company’s consolidated financial statements from February 2, 1998. Harmac, which was publicly traded on the Toronto, Vancouver and Montreal stock exchanges, operated a pulp mill located on the east coast of Vancouver Island at Nanaimo, British Columbia, Canada. Harmac was merged into the Company’s Canadian subsidiary, Pope & Talbot Ltd., in December 1999.

During 2001, the Company continued its strategy of increasing and improving the Company’s position in the pulp business. On June 15, 2001, the Company acquired the Mackenzie pulp mill, located in the northern interior of British Columbia, Canada, from Norske Skog Canada. With the Mackenzie acquisition, the Company’s pulp production capacity increased to 830,000 metric tons annually. In addition, the Company increased its ability to offer customers additional types of products.

Pulp Business

The Company operates pulp mills located in Halsey, Oregon (the Halsey mill), Nanaimo, British Columbia (the Harmac mill) and Mackenzie, British Columbia (the Mackenzie mill).

Halsey Mill Operations and Fiber Supply

The Halsey mill, with a capacity of approximately 200,000 metric tons, produces NBSK pulp that is sold in various forms to printing and writing paper, tissue, and newsprint manufacturers in the Pacific Northwest and in the open market. Capital investments to upgrade the Halsey mill have totaled $54.4 million over the last 5 years, primarily related to its chlorine dioxide facility. The installation of this facility made the mill compliant with the Environmental Protection Agency’s “Cluster Rules.”

Substantially all of the Company’s wood chip and sawdust requirements for the Halsey pulp mill are satisfied through purchases from third parties. The Company has long-term chip and sawdust supply arrangements or established supplier relationships with sawmills and veneer plants in the Pacific Northwest. To provide an adequate supply of wood fiber for the mill, the Company has expanded its capability of using sawdust as a raw material. In 2002, approximately 64 percent of Halsey’s production was sawdust pulp. Additionally, the Company continues to use an expanded geographic base to maintain an adequate supply of chips for the portion of the Halsey pulp mill’s production which is based on softwood chips. The Company believes that, based on existing wood chip and sawdust availability both within the Willamette Valley region of Oregon and from other sources, fiber resources will be adequate for the Company’s requirements at the Halsey pulp mill in the foreseeable future. In conjunction with the fiber acquisition program for the Halsey pulp mill, the Company brokered wood chips for sale primarily into the export market until the first quarter of 2003, when the Company discontinued brokering wood chips.

Harmac Mill Operations and Fiber Supply

With a current annual capacity of approximately 400,000 metric tons, the Harmac mill is one of the largest producers of market pulp in Canada, according to PricewaterhouseCoopers LLP’s “2001 Global Market Pulp Survey of 2000.” The Harmac mill manufactures a wide range of high-quality NBSK pulp made from custom blends of western hemlock, balsam, western red cedar and Douglas fir.

The Company has a long-term fiber supply agreement for the Harmac mill with Weyerhaeuser Company Limited (Weyerhaeuser) that provides for 1.7 million cubic meters of fiber per year through 2019, which represents approximately 80 percent of Harmac’s fiber requirements. Under this contract, fiber is purchased at market prices, or at prices determined under a formula intended to reflect fair market value of the fiber, and which takes into account the net sales value of pulp sold by the Harmac mill.

Weyerhaeuser has agreed that it will supply, in addition to the minimum volumes to which it is committed under the long-term fiber agreement, the fiber required to fulfill the balance of the Harmac mill’s operating requirements, provided that such fiber is available in the market without detriment to Weyerhaeuser’s own operations. In addition, the Company has entered into arrangements with other independent fiber suppliers to provide pulp fiber incremental to that provided by Weyerhaeuser. To a limited degree, the Harmac mill also has the ability to acquire wood chips from the Company’s Canadian sawmills. Improved utilization and recovery of available raw materials, through means such as the chip conditioning system completed in 1998, aids in fiber utilization and quality. The chip conditioning system consists of an industry standard set of chip thickness screens that separate oversized and undersized chip fragments and reprocesses the unacceptable wood chips to increase fiber quality and utilization.

Mackenzie Mill Operations and Fiber Supply

In June 2001, the Company purchased the Mackenzie pulp mill from Norske Skog Canada. Located in northern British Columbia, the Mackenzie pulp mill is known for producing a particularly fine grade of NBSK pulp from chips and sawdust. A synergistic fit with the Company’s existing Harmac and Halsey pulp mills, the Mackenzie facility provides the Company the ability to offer customers additional types of products and increased the Company’s production capacity by 230,000 metric tons, or 38 percent. The Mackenzie pulp mill’s capacity consists of 105,000 metric tons per year of sawdust-based pulp and 125,000 metric tons of long fiber pulp.

The Company’s Mackenzie pulp mill purchased approximately 65 percent of its fiber requirements in 2002 from sawmills also located in Mackenzie, British Columbia and operated by Slocan Forest Products Ltd. (Slocan), primarily under long-term, “evergreen” contracts. Under these contracts, fiber is purchased at market prices, or at prices determined under a formula intended to reflect the fair market value of the fiber, and which takes into account the net sales value of pulp sold by the Mackenzie mill. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Slocan. The Company believes there is an abundance of fiber resources available within an economic radius of the mill that will be adequate for the Mackenzie pulp mill’s requirements.

Marketing and Distribution

The Company’s pulp is marketed globally through sales offices in Portland, Oregon and Brussels, Belgium and through agency sales offices around the world. In 2002, approximately 40 percent of the pulp segment’s revenues were derived from sales to Europe, 28 percent to Asia and 32 percent to North America and other markets. The Company sold pulp products to numerous customers during 2002, none of which accounted for more than 10 percent of total revenues.

In 2002, approximately 47 percent of pulp was sold to customers at market prices under long-term or “evergreen” contracts, renewable each year. Approximately 37 percent was sold to other repetitive customers without contract, with the balance sold on a spot basis. By establishing and maintaining long-term contractual relationships, the Company is better able to forecast and regulate production.

Backlog

The Company’s pulp customers either enter into contracts for periods of one to three years or purchase pulp on a spot basis. The contractual customers provide the Company with annual estimates of their requirements, followed by periodic orders based on more definitive information. At December 31, 2002, the Company’s backlog of orders believed to be firm for both contractual and non-contractual customers was $64.1 million compared with $57.1 million at December 31, 2001. The backlog of pulp orders at year-end represents orders which will be filled in the first quarter of the following year.

Competition

The pulp industry is highly competitive, with a substantial number of competitors having extensive financial resources, manufacturing expertise and sales and distribution organizations, many of which are larger than the Company, but none of which is believed to be dominant. Canada and the Nordic countries produce substantially more market pulp than they consume, with the surplus being sold in Western Europe, the United States and Japan and other Asian countries. Canada, Finland, Norway and Sweden are the principal suppliers of northern bleached softwood kraft pulp to world markets. The United States is a large exporter of hardwood and southern softwood pulp. Latin America also exports both hardwood and softwood pulp.

The principal methods of competition in the pulp market are price, quality, volume, reliability of supply and customer service. The Company’s competitive advantages include the strength of its northern softwood fiber and the variety and consistent quality of the pulp it produces. In addition, Harmac has the operational flexibility provided by its three separate production lines in combination with the three principal species of fiber available in the region.

For further information regarding amounts of revenue, operating profit and loss and other financial information attributable to the pulp business, see Item 8. Note 11, “Segment Information” of the Notes to Consolidated Financial Statements.

Wood Products Business

The Company’s wood products business involves the manufacture and sale of dimension and board lumber. Total estimated annual capacity approximates 640 million board feet. Wood chips and other materials obtained as a by-product of the Company’s lumber operations are also sold. During the last three years, revenues from lumber sales were approximately 85 percent or more of total wood products revenues with the balance being wood chips, other residuals and logs. Logs, which are raw material for the Company’s wood products operations are obtained through long-term cutting licenses on public lands, open log market purchases, competitive bidding from federal agencies and long-term contracts on private lands.

Approximately 80 percent of the Company’s current lumber capacity is located in British Columbia, Canada and 20 percent in the Black Hills region of South Dakota. For the Company’s Canadian sawmills, approximately 73 percent of the timber requirements in 2002 were obtained from the Provincial Government of British Columbia under long-term cutting licenses on 4.6 million acres of public lands with the remaining 27 percent purchased in competitive open log markets. In the Black Hills, the Company obtained approximately 40 percent of its timber requirements in 2002 from public sources under long-term timber harvesting contracts, 51 percent from private sources under long-term harvesting contracts and 9 percent was purchased in competitive open log markets.

Approximately 95 percent of all timberlands in British Columbia are owned by the Province of British Columbia and administered by the Ministry of Forests. The Forest Act empowers the Ministry of Forests to grant timber tenures, including Tree Farm Licenses (TFLs), Forest Licenses (FLs), and Timber Licenses. The annual allocable cut (AAC) for timber tenures is determined by the Ministry of Forests on a sustained yield basis and reflects timber conditions, regional and local economic and social interests, and environmental considerations. The actual cut from a TFL or FL for any given year may vary up to 50 percent above or below the designated AAC for the tenure as long as the annual average cut over a five-year prescribed period is within 10 percent of the designated AAC for that period.

A TFL is an area-based tenure granted for a term of 25 years that is replaced every five years for a further 25 year term, subject to satisfactory performance by the licensee of its forest management obligations as determined by the Ministry of Forests. Approximately 64 percent of the Company’s AAC in 2002 was derived from two TFLs (TFL 8 and TFL 23) covering 1.6 million acres of timberland. TFLs are considered the most secure form of timber tenure. The Company’s two TFLs were both replaced effective March 1, 2000 with 25-year terms.

Provincial government timberlands that are not designated as TFLs are organized into timber supply areas (TSAs). FLs are issued within each TSA with the overall harvest for the TSA managed by the Ministry of Forests on a sustained yield basis. FLs are volume based tenures which authorize a specified volume of timber to be cut within a specific TSA. FLs have a term of 15 years and are generally replaceable every five years for a term of 15 years, subject to satisfactory performance by the licensee of its forest management obligations as determined by the Ministry of Forests. The Company has one FL located in the Boundary TSA that provided approximately 36 percent of the Company’s AAC in 2002. The Company’s FL, covering a total of 3.0 million acres, was replaced on December 1, 1998 for a 15-year term. The Company is in compliance in all material respects with the terms of its forest tenures.

A stumpage charge is assessed by the Province of British Columbia on all government timber that is harvested. The base stumpage rate charged is determined to meet revenue targets set by the provincial government. The base rate is adjusted quarterly by the Ministry of Forests for various factors including recent lumber prices, timber quality, harvesting costs and species mix.

The British Columbia government implemented its Forest Practices Code (Code) that became fully effective in mid-1997. The Code governs all facets of a company’s forest management activities from planning through harvesting and forest renewal and provides a uniform set of rules that are designed to better secure the long-term sustainability of the forest industry. The Company’s harvesting practices are in compliance with the standards set out in the Code.

The Company was able to retain its AAC for its timber tenures while the provincial government’s target to double the protected provincial land base from 6 percent to 12 percent was met in the year 2000. Certain regions of British Columbia, including the coastal forest area, will have more than 12 percent of lands in protected status. The Provincial government has reviewed all of the lands containing the Company’s forest tenures for determination of protected status and no negative impact on timber supply has occurred.

Provincial legislation requires the Chief Forester for British Columbia to review sustainable timber harvesting levels in each TFL and TSA in the Province every five years. Such determinations involve the Company’s FL and two TFLs. The annual allowable cut for TFL 8 was increased 21 percent in 2002 as a result of the Chief Forester’s timber supply review.

The Company’s Canadian forest operations implemented an Environmental Management System in 2000 and received certification under ISO 14001, which is an international standard for environmental systems. This system offers third party verification that the Company is committed to environmental protection of its operating areas, as well as the continual improvement of its performance with regard to the environment. Furthermore, in 2002, the Company’s Canadian forest operations, as the result of a rigorous third party audit, were certified that it is meeting all of the requirements of the American Forest & Paper Association’s (AF&PA) Sustainable Forestry Initiative (SFI®) program. The standard includes a land stewardship ethic that integrates the managing, growing, nurturing, harvesting and reforesting and replanting of trees with the conservation of soil, air and water quality, wildlife and fish habitat and aesthetics. Support for and conformity to the SFI program is mandatory for AF&PA member companies.

The Company’s Canadian forest operations are carried out on public forestlands that are subject to the constitutionally protected treaty or common law rights of the First Nations People of Canada. Most of the lands in British Columbia are not covered by treaties and, as a result, the claims of British Columbia’s First Nations People relating to these forest resources are largely unresolved. To address these claims, the governments of Canada and British Columbia instituted a negotiation process under the administration of a treaty commission. Any settlements that may result from the negotiation process may involve a combination of cash and resources and grants of conditional rights to gather food on public lands and some rights of self-government. The effect of any treaties on timber tenure rights, including the Company’s timber tenures, cannot be estimated at this time. Such claims may, in the future, result in: a decrease in the lands available for forest operations under British Columbia licenses, including the Company’s licenses and contracts; additional restrictions on the sale and harvest of timber on British Columbia timberlands; and an increase in operating costs. Such claims could also affect timber supply and prices. The Company believes that such claims will not have a significant effect on the Company’s timber availability in year 2003, and does not believe there will be significant impacts on timber availability in the near future.

The Canadian wood products division operates the Midway, Castlegar, and Grand Forks lumber mills in southern British Columbia, as well as the Arrow Lakes and Boundary timber forestry divisions. Castlegar is the Company’s largest sawmill, offering a broad mix of western Canadian species in wide widths and lengths up to 24 feet. The Grand Forks and Midway mills are significant producers of machine stress rated (MSR) lumber.

The Company’s Spearfish, South Dakota sawmill is the largest producer of lumber in South Dakota. The Spearfish mill obtains its timber supply from both public and private lands in the Black Hills region and is also a participant in AF&PA’s SFI program. The mill produced 111.3 million board feet of Ponderosa pine lumber in 2002. Of that volume, approximately one-half was dimension lumber and the other half premium quality pine boards. From the lumber, specialty products like exterior log cabin siding and interior paneling were produced. In addition, a variety of specialized package sizes were available for wholesalers and retailers. The Spearfish sawmill also produces various by-products such as wood chips, bark, sawdust and shavings that are sold to other manufacturers. At the Spearfish site, the Company also operates the Heartland Wood Pellet facility. This facility produces wood pellets for wood pellet stoves and had sales of 24,500 tons of this renewable heating fuel in 2002.

Canada – U.S. Trade Issues

The Canada-U.S. Softwood Lumber Agreement (SLA) of 1996 established volume quotas on Canadian softwood lumber shipments to the U.S. Based on this agreement, as amended by Canada and the United States on August 26, 1999, Canadian lumber producers in certain provinces were assigned quotas of lumber volumes that could be shipped to the U.S. tariff-free. Incremental volumes were subject to a three-tier tariff. The SLA resulted in tariff fees paid to the Government of Canada or reduced production (by increasing down time) at the Company’s British Columbia sawmills. During 2000 and 1999, the Company expensed tariff charges of approximately $0.2 million and $7.1 million, respectively, related to shipments from the Company’s British Columbia sawmills into the U.S. Because of the tariffs under the SLA, the Company took several shutdowns during 2000 and 1999.

On April 1, 2001, the SLA expired, and on April 2, 2001, petitions for the imposition of antidumping duties (ADD) and countervailing duties (CVD) on softwood lumber from Canada were filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) by certain U.S. industry and trade groups. In response to the petitions, the ITC conducted a preliminary injury investigation and on May 16, 2001, determined that there was a reasonable indication that the lumber industry in the United States was threatened with material injury by reason of softwood lumber imports from Canada.

On August 9, 2001, the DOC issued its preliminary determination on the CVD and imposed a preliminary duty rate of 19.31 percent to be posted by cash deposits or bonds on sales of softwood lumber to the U.S. on or after August 17, 2001. The DOC also made a preliminary determination that certain circumstances existed which may result in duties on sales of softwood lumber applying retroactively to May 19, 2001 (Critical Circumstances). The preliminary duty rate of 19.31 percent was suspended on December 15, 2001, 120 days after the preliminary determination, in accordance with U.S. law. The Company accrued $13.6 million for the period from May 19, 2001 to December 15, 2001 for CVD at the preliminarily determined rate of 19.31 percent. Duties accrued for the retroactive portion of the CVD for the period from May 19, 2001 to August 16, 2001 totaled $6.7 million.

On October 31, 2001, the DOC issued its preliminary determination on the ADD and imposed a company-specific preliminary duty rate on six companies reviewed ranging from 5.94 percent to 19.24 percent. All other companies, including Pope & Talbot’s Canadian subsidiary, received the weighted average rate of the six companies of 12.58 percent. The preliminary ADD rate applied to all shipments of softwood lumber made to the U.S. on or after November 6, 2001. The DOC did not find Critical Circumstances in its preliminary ADD ruling and, therefore, did not assess those duties retroactively. The Company accrued $2.0 million for the period from November 6, 2001 to December 31, 2001 for ADD at the preliminarily determined average rate of 12.58 percent. At December 31, 2001, the Company had accrued a total of $15.6 million for CVD and ADD.

On March 22, 2002, the DOC announced revised import duty rates of 19.34 percent and 9.67 percent, respectively in the CVD and ADD cases. The DOC also determined that there would be no retroactive application of the CVD prior to August 17, 2001. Accordingly, in the first quarter of 2002, the Company reversed $6.7 million of CVD previously accrued for the retroactive assessment period from May 19, 2001 to August 16, 2001 and reversed $0.5 million of ADD to reflect the reduction of the ADD rate to 9.67 percent. However, the Company accrued ADD of $2.9 million on lumber shipments into the United States during the first quarter of 2002, resulting in a net reversal of $4.3 million of accrued lumber import duties in the first quarter.

On May 16, 2002, the ITC issued its final ruling that the U. S. softwood lumber industry is threatened with material injury by Canadian lumber imports. Based on this ruling, CVD and ADD rates determined by the DOC are due on shipments of Canadian lumber into the United States on or after May 22, 2002, but no such duties are due for any shipments before that time. Accordingly, in the second quarter of 2002, the Company reversed the remaining $11.3 million of lumber import duties that were accrued in 2001 and the first quarter of 2002 based on the DOC’s preliminary determinations.

On May 17, 2002, the DOC finally determined the CVD rate to be 18.79 percent and the ADD rate applicable to the Company to be 8.43 percent, resulting in a combined import duty of 27.22 percent on the Company’s lumber imports into the United States commencing on May 22, 2002. Lumber import duties incurred from May 22, 2002 to December 31, 2002 totaled $14.1 million.

Approximately one year following the publication of the final order, and annually thereafter for a total of five years, the DOC will conduct reviews to determine whether Canada continued to subsidize softwood logs and whether the Canadian companies engaged in dumping and, if so, the appropriate CVD and ADD rates to impose. At the end of the five years, both the CVD and ADD will be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur.

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

The ITC’s final ruling is subject to further reviews by panels of the WTO and under NAFTA and, accordingly, it is possible that the lumber import duties may change as a result of such reviews or as a result of a negotiated settlement between the Canadian and U.S. governments. Any adjustments to the financial statements resulting from a change in duty rates will be made prospectively.

Marketing and Distribution

In 2002, approximately 65 percent of the Company’s lumber products were sold to wholesalers, with the remainder sold to remanufacturers and other suppliers of building materials. Wood chips produced by the Company’s sawmills are sold to manufacturers of pulp in the U.S. and Canada. Acquired logs which are not suitable for consumption (approximately four percent of logs acquired in 2002) were sold to other U.S. and Canadian forest products companies.

Marketing of the Company’s wood products is centralized in its Portland, Oregon office. Although the Company does not have distribution facilities at the retail level, the Company does utilize several reload facilities around the U.S. to assist in moving the product closer to the customer. The Company sold wood products to numerous customers during 2002, none of which accounted for more than 10 percent of total revenues.

Backlog

The Company normally maintains four to six weeks of lumber inventory. At December 31, 2002 orders were approximately $4.6 million compared with approximately $5.1 million at December 31, 2001. This backlog represented an order file for the Company that generally would be shipped within approximately one month.

Competition

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

For further information regarding amounts of revenue, operating profit and other financial information attributable to the wood products business, see Item 8. Note 11, “Segment Information” of Notes to Consolidated Financial Statements.

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

In April 1998, the Environmental Protection Agency (EPA) published regulations establishing standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act. These regulations are collectively referred to as the “Cluster Rules.” The Company’s exposure to these regulations relates to the Company’s Halsey pulp mill. Compliance with certain portions of the Cluster Rules was required by April 1, 2001, with other portions not required until 2002 and 2006. The upgrade of the Halsey mill, required to comply with the first two portions of the Cluster Rules, was begun in 1998 and completed in November 2000 at a total cost of $37.4 million. The Company spent an additional $0.3 million in 2001 to complete compliance with the 2002 portion of the Cluster Rules and currently estimates the cost of compliance with the portion of the Cluster Rules that becomes effective in 2006 at $3.0 million. The EPA has also promulgated Maximum Achievable Control Technology (MACT) requirements for pulp mill combustion sources which will require installation of modified particulate emission control equipment at the Halsey mill by 2004. The estimated cost to install this equipment in 2003 is $1.5 million.

The major environmental issues for pulp producers in British Columbia are the management of wastewater, air emissions and solid waste in compliance with an extensive body of applicable environmental protection laws and regulations. The Harmac and Mackenzie mills have comprehensive environmental management programs in place, including modern pollution abatement and control technologies, detailed operating procedures and practices, early warning systems, scheduled equipment inspections and emergency response planning. Regular independent audits ensure that the environmental programs are being implemented effectively and that all regulated requirements are being met.

The Canadian operations are subject to particulate emission standards determined by the British Columbia Ministry of Water, Land and Air Protection. The Company performed a study in 2002 at the Mackenzie pulp mill to determine the appropriate control devices and equipment configuration necessary to reduce particulate emissions from the mill’s power boiler. The Company expects to complete this project by the second quarter of 2005. Costs incurred in 2002, primarily for the feasibility study, were $0.3 million. The estimated remaining costs are expected to be incurred as follows: 2004 - $1.9 million and 2005 - $4.4 million.

In 2002, the British Columbia government amended its regulations that required all pulp mills in British Columbia to eliminate the discharge of chlorinated organic compounds by December 31, 2002. Under the new regulations the discharge of chlorinated organic compounds will be permitted, but at a lower level than standards currently in effect. The Company’s mills in British Columbia currently operate well within the new limits, and the Company does not anticipate that the new regulations will have any material effect on its business or operations. However, there remains the possibility that parties opposed to the regulations will challenge them in court, which, if successful, could result in reinstatement of the requirement to eliminate the discharge of all chlorinated organic compounds. Such a result, which the Company considers to be highly unlikely, would cause substantially all of the chemical pulp mills in British Columbia, including the Company’s, to shut down, which would have a material adverse effect on the Company’s financial condition and results of operations.

Legislation in British Columbia governing contaminated sites became effective in April 1997. If a triggering event occurs in respect of any property that has been used for industrial or commercial purposes, the regulations require, among other things, a site profile to be prepared in order to determine whether the site in question is potentially contaminated, in which case remediation may be required under government supervision. Pulp mills are subject to these regulations, and past and present owners or operators of mill sites may face remediation costs if contaminated areas are found. Triggering events include the sale of the property or the decommissioning of the mill. The Company cannot assess the magnitude of costs it may be required to incur in the future in order to comply with this legislation if a triggering event should occur.

In British Columbia, the Company’s forest resources and related logging activities and reforestation responsibilities have been affected by governmental actions over the past several years. Refer to “Wood Products Business” for the discussion on the impact of the Provincial Government of British Columbia’s Forest Practices Code.

See Item 3. “Legal Proceedings” for a discussion of certain environmental legal proceedings.

Employees

At December 31, 2002, the Company employed 2,229 employees of whom 1,731 were paid on an hourly basis. Most of the Company’s hourly employees are covered under collective bargaining agreements. In the second quarter of 2003, contracts covering approximately 1,630 employees in the Company’s Canadian pulp and sawmill operations are scheduled to expire. Approximately 52 percent of the Company’s employees were associated with the Company’s wood products business, 45 percent were associated with the Company’s pulp business and the balance consisted of corporate management, marketing and administration personnel.

Geographic Regions

For information regarding the Company’s revenues and long-lived assets by geographic area, see Item 8. Note 11, “Segment Information” of the Notes to Consolidated Financial Statements.

Company Internet Site

The Company files its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, Definitive Proxy Statements and periodic Current Reports on Form 8-K with the Securities and Exchange Commission (SEC). The public may read and copy any material filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically with the SEC.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports are available free of charge through the Company’s internet site at http://www.poptal.com. These reports are available as soon as reasonably practicable after the reports are filed electronically with the SEC.

Item 2. Properties

With the exception of the Halsey mill, the Company owns all of its facilities used in the production of pulp and lumber. The Company leases 38,000 square feet of office space in Portland, Oregon for its corporate administrative and sales functions. This operating lease expires in June 2009.

Pulp Facilities

The following tabulation states the location, current estimated annual capacity and 2002 production of the Company’s pulp mills:

Location	Estimated Annual Capacity (metric tons)	2002 Production (metric tons)
Halsey, Oregon	200,000	177,900
Nanaimo, British Columbia	400,000	381,100
Mackenzie, British Columbia	230,000	216,800

Total	830,000	775,800

The Company has operated a bleached kraft pulp mill near Halsey, Oregon since the late 1970s. The Halsey pulp mill and its chlorine dioxide facility were sold and leased back in two separate transactions in 1999 and 2001, which are being accounted for as capital leases. The Halsey pulp mill leases expire in 2012. The Company has two purchase options under the leases; one is exercisable in 2007 and the other is exercisable at the end of the lease term. Additional information regarding the Halsey mill leases is included in Item 8. Note 5, “Debt” of the Notes to Consolidated Financial Statements.

The Harmac pulp mill is located on a site owned by the Company in Nanaimo on the east coast of Vancouver Island in British Columbia. The Mackenzie pulp mill is located in the town of Mackenzie in the northern interior of British Columbia on a site owned by the Company. The Company believes that all of its pulp facilities are adequate and suitable for current operations.

Wood Products Facilities

The Company believes that its wood products manufacturing facilities are adequate and suitable for current operations. The following tabulation states the location, current estimated annual capacity and 2002 production of the Company’s lumber mills:

Location	Estimated Annual Capacity (thousand board feet)		2002 Production(3) (thousand board feet)
Spearfish, South Dakota	120,000	(1)	111,300
Grand Forks, British Columbia	98,000	(2)	91,000
Midway, British Columbia	172,000	(1)	162,000
Castlegar, British Columbia	250,000	(1)	239,700

Total	640,000		604,000

(1)	Based on operating two shifts, five days per week.
(2)	Based on operating one shift, five days per week.
(3)	Wood chips are produced as a result of the operation of the Company's lumber mills. It is estimated that the aggregate annual capacity for such production is 300,000 bone-dry units. In 2002, 283,600 bone-dry units were produced.

Item 3. Legal Proceedings

The Company is a party to legal proceedings and environmental matters generally incidental to the business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the Company believes that any ultimate outcome resulting from those proceedings and matters should not have a material effect on the current financial position, liquidity or results of operations; however, changes in facts or circumstances could have a material effect on results of operations in any given future reporting period. See Item 8. Note 9, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

In June 2002, the Company was requested by British Columbia environmental authorities, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to prepare a remediation plan for this pond. A report was submitted to the Ministry of Water, Land and Air Protection in September 2002, detailing various remediation options. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company accrued the estimated costs of dredging and relining the pond in the second quarter of 2002 as an adjustment of the acquisition cost for the June 15, 2001 acquisition of the Mackenzie pulp mill. The Company currently expects the majority of the remediation costs to be incurred in 2005 through 2007.

In 1998, the Washington Department of Ecology (WDOE) requested that the Company undertake an assessment to determine whether and to what extent the Company’s former mill site at Port Gamble, Washington may be contaminated. The nature of contamination at the former mill site and surrounding area consists of industrial waste contamination of soil, groundwater and surface water/sediment. In addition, five landfills used by the Company contain wood debris and industrial wastes. Further, WDOE requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. The Company is working with the WDOE and completed the sediment characterization in 2002. As of December 31, 2002, four landfills have been closed and three landfills have received “no further action” letters from WDOE. The Company intends to submit a Cleanup Action Plan for the bay sediments to WDOE in the first quarter of 2003 and expects the majority of the remaining remediation costs for the bay and landfills to be incurred in 2003. Monitoring costs are expected to be incurred through 2013.

In 1995, the Environmental Protection Agency (EPA) notified the Company that it was considered a potentially responsible party (PRP) regarding the Company’s alleged contribution of hazardous waste to the former Omega Chemical Corporation disposal site in Whittier, California. In December 1995 and April 1996, the Company submitted documents to the EPA that demonstrated that the Company did not dispose of waste at the Omega Site. The EPA has not responded to this information. In 2002, the EPA notified the Company again that it was a PRP at the site and included it in a group of “newly identified parties.” The Company responded by submitting the same exonerating evidence that it submitted in 1995 and 1996 and asked to be deleted from further administrative actions and mailings.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site in St. Helens, Oregon formerly owned by the Company requires environmental remediation. Accordingly, the Company and the local governmental owner agreed in a Consent Order with ODEQ to investigate the site and determine an appropriate remedy. The Company is participating in the investigation phase of this site. The Company currently expects the majority of the remediation costs to be incurred in 2006, with post-remediation monitoring costs to begin in 2007 and to continue for 15 to 20 years.

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

EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

In addition to the executive officer who is also a director of the Company, the following executive officers are not directors:

Angel M. Diez, age 57, has been Vice President - General Manager, Pulp, since February 2001. Prior to becoming Vice President - General Manager, Pulp, Mr. Diez was Vice President - Sales and Marketing, Pulp, upon joining the Company in 1992. Prior to joining Pope & Talbot, he held positions with Perry H. Koplik & Sons, Inc., Publishers Paper and Boise Cascade.

Abram Friesen, age 60, has been Vice President – General Manager, Wood Products, since February 1996. From 1987 to 1996, Mr. Friesen was President of Pope & Talbot Ltd., a wholly-owned subsidiary of the Company.

Maria M. Pope, age 38, has been Vice President, Chief Financial Officer and Secretary since May 1999. From April 1998 to May 1999, Ms. Pope was the Company’s Treasurer and Secretary. Prior to becoming Secretary and Treasurer, Ms. Pope was Planning and Budgeting Manager for the Company upon joining the Company in 1995. Ms. Pope previously worked for Levi Strauss & Co. and Morgan Stanley & Co., Inc. Ms. Pope is the daughter of Peter T. Pope, former Chairman of the Board of the Company and a director of the Company.

PART II

Item 5. Market for the Company’s Common Stock and Related Security Holder Matters

Pope & Talbot, Inc. common stock is traded on the New York and Pacific stock exchanges under the symbol POP. The number of registered shareholders at year-end 2002 was 716.

Information regarding the high and low sales prices for the common stock reported on the New York Stock Exchange and cash dividends paid per share during 2002 and 2001 is included in Item 8. Note 12, “Quarterly Information (Unaudited)” of the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

	Years ended December 31,
	2002	2001	2000	1999	1998
	(thousands except per share)
Financial Results
Revenues	$546,333	$499,227	$580,052	$536,183	$468,452
Depreciation and amortization	35,331	30,840	31,912	32,773	29,919
Interest expense, net	17,586	12,563	8,444	9,063	7,973
Income (loss) before income taxes, minority interest, discontinued operations and accounting change	(32,091)	(42,944)	55,684	23,256	(40,359)
Income tax provision (benefit)	(11,141)	(18,039)	23,118	11,422	(13,352)
Minority interest, net of tax	—	—	—	(2,587)	(3,547)
Income (loss) from continuing operations	(20,950)	(24,905)	32,566	14,421	(23,460)
Income from discontinued operations(1)	—	—	—	—	23,059
Cumulative effect of accounting change	—	—	—	—	743
Net income (loss)	(20,950)	(24,905)	32,566	14,421	342
Cash provided by (used for) operations	18,066	24,258	60,525	41,181	(6,144)
EBITDA(2)	20,826	459	96,040	65,092	(2,467)
Adjusted EBITDA(3)	5,259	16,026	96,040	65,092	(2,467)
Per Common Share
Diluted earnings per share:
Income (loss) from continuing operations	$(1.34)	$(1.68)	$2.24	$1.05	$(1.74)
Income from discontinued operations(1)	—	—	—	—	1.71
Cumulative effect of accounting change	—	—	—	—	.06

Net income (loss)	$(1.34)	$(1.68)	$2.24	$1.05	$.03

Cash dividends	$.60	$.60	$.52	$.52	$.76
Stockholders’ equity	9.20	11.02	14.12	12.81	11.72
Year-end stock price	14.26	14.25	16.81	16.00	8.38
Shares outstanding at year-end (000's)	15,638	15,617	13,857	14,531	13,481

(1)	Income from discontinued operations represents the sale of the net assets of the Company's tissue business in 1998.
(2)	EBITDA is earnings before minority interest, discontinued operations, accounting change, net interest expense, income taxes, depreciation and amortization.
(3)	Adjusted EBITDA is EBITDA before the accrual of noncash lumber import duties of $15.6 million in 2001 and the reversal of those noncash duties in 2002.

Item 6. Selected Financial Data (Continued)

	Years ended December 31,
	2002	2001	2000	1999	1998
	(thousands)
Financial Position
Current assets	$167,718	$196,941	$182,498	$202,799	$185,414
Properties, net	304,347	318,061	247,860	234,167	234,392
Other assets	32,323	24,475	27,829	36,341	29,783

Total assets	$504,388	$539,477	$458,187	$473,307	$449,589

Current liabilities	$103,963	$102,841	$74,158	$98,317	$73,587
Long-term liabilities	50,651	44,494	44,667	41,851	40,182
Long-term debt, net of current portion	205,922	220,029	143,756	147,038	138,004
Minority interest	—	—	—	—	39,759
Stockholders’ equity	143,852	172,113	195,606	186,101	158,057

Total liabilities and stockholders’ equity	$504,388	$539,477	$458,187	$473,307	$449,589

Financial Ratios
Return on equity	(13)%	(14)%	17%	8%	—%
Long-term debt, net of current portion, to total capitalization	59%	56%	42%	44%	41%
Net debt to total capitalization	61%	56%	41%	41%	39%
Pulp (metric tons)
Sales volume(1)	771,200	644,100	543,300	560,200	493,100
Average price realization	$419	$452	$641	$476	$397
Lumber (thousand board feet)
Sales volume	594,800	529,600	562,500	574,400	575,600
Average price realization	$322	$329	$342	$401	$325
Number of Employees	2,229	2,223	1,985	2,067	2,117

(1) Includes sales volume since Mackenzie acquisition on June 15, 2001 and Harmac acquisition on February 2, 1998.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – 2002 Compared with 2001

Overview

The Company continued to improve its cost structure in 2002 but very low market prices for pulp and lumber, combined with the burden of import duties on Canadian softwood lumber, led to a disappointing year. The Company lost $21.0 million in 2002 on revenues of $546.3 million, compared with a net loss of $24.9 million in 2001 on revenues of $499.2 million. The 2002 amounts include a full year of operating results for the Mackenzie pulp mill acquired on June 15, 2001. Basic and diluted losses per share were $1.34 for 2002 and $1.68 for 2001.

The operating results of 2002 and 2001 were significantly affected by the lumber trade dispute between the U.S. and Canada. The Company accrued $15.6 million pre-tax (or $.65 per share after tax) of non-cash lumber import duties in 2001 and reversed those duties in the first half of 2002. The Company then incurred $14.1 million pre-tax (or $.59 per share after tax) of lumber import duties for the period from May 22, 2002 through the end of 2002.

Results for 2002 were also adversely affected by weak markets for both pulp and lumber. The average benchmark price of northern bleached softwood kraft (NBSK) pulp delivered into Northern Europe decreased 13 percent in 2002 compared with 2001, after falling 22 percent in 2001 from average 2000 levels. The average mill net lumber price, as measured by the Random Lengths Composite Price Index for western spruce/pine/fir 2x4 lumber, decreased 5 percent in 2002 compared with 2001. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $20.8 million for 2002 and $0.5 million for 2001. Eliminating the effect of the non-cash accrual for lumber duties of $15.6 million in 2001 and its subsequent reversal in 2002, adjusted EBITDA was $5.3 million in 2002 and $16.0 million in 2001. The reduction of adjusted EBITDA in 2002 primarily relates to the incurrence of cash lumber import duties and lower product prices.

During 2002, the Company continued its focus on reducing costs of production, logistics and overhead. Costs of conversion and raw material costs for pulp and wood products were lower in 2002 compared with 2001. The Company also improved its debt structure in July 2002 with the sale of $60 million principal amount of 8 3/8% Senior Notes due 2013, with net proceeds to the Company, after discount and expenses of the issue, of $50.1 million. The proceeds were used to pay down revolving lines of credit and extended the maturity date of a significant portion of the Company’s total debt until 2013. The Company’s revolving lines of credit were also renewed in mid-2002. At December 31, 2002, the ratio of long-term debt to total capitalization was 59 percent, compared with 56 percent at December 31, 2001.

Selected Segment Data

	2002	2001	2000
	(thousands)
Revenues
Pulp	$322,941	$291,105	$348,156
Wood products	223,392	208,122	231,896

Total	$546,333	$499,227	$580,052

Operating income (loss)
Pulp	$(21,297)	$(18,350)	$64,283
Wood products	17,157	(985)	11,090
Corporate expenses	(10,365)	(11,046)	(11,245)

Operating income (loss)	(14,505)	(30,381)	64,128
Interest expense, net	(17,586)	(12,563)	(8,444)

Income (loss) before taxes	$(32,091)	$(42,944)	$55,684

Pulp

Revenues from the Company’s Pulp business totaled $322.9 million in 2002 compared with $291.1 million in 2001. Pulp revenues for 2001 include less than a full year’s results of the Mackenzie pulp mill. EBITDA from the Company’s pulp operations totaled $5.4 million in 2002 compared with $4.4 million in 2001. Pulp generated an operating loss before corporate expenses, interest and income taxes of $21.3 million in 2002 compared with a loss of $18.4 million in 2001. These declines were primarily due to lower pulp prices in 2002.

The average benchmark list price of NBSK pulp delivered into Northern Europe was $460 per metric ton in 2002 compared with $531 per metric ton in 2001. The Company’s average pulp price for its mix of chip and sawdust pulp was $419 per metric ton in 2002 compared with $452 per metric ton in 2001, down seven percent. Write-downs of pulp inventories totaled $2.5 million at December 31, 2002, compared with $2.1 million at year-end 2001. Inventory write-downs reflect the difference between production costs and anticipated sales prices of year-end inventories. The Company’s inventory levels at December 31, 2002 were approximately 30 days of shipments.

Total metric tons sold increased to 771,200 in 2002 from 644,100 in 2001. Sales from the Mackenzie pulp mill in 2001 include only one-half year’s volume. Total pulp sales volume from the Halsey pulp mill was lower in 2001 than 2002 due to two month’s of down time. Production at the Halsey pulp mill was curtailed during July and August 2001 as the result of declining pulp prices and weak demand for market pulp. In connection with the 2001 curtailment, the Company entered into an agreement with its energy supplier under which the Company was paid to reduce electricity demand. The payments, recorded as reductions in cost of sales, offset a significant portion of the costs incurred during the shutdown period.

The Company currently has capacity to produce 585,000 metric tons of high-grade NBSK pulp and 245,000 metric tons of short-fiber (sawdust) pulp annually. Pulp production totaled 775,800 metric tons in 2002 and 647,000 metric tons in 2001. The Mackenzie pulp mill production in 2001 was less than a full year’s production and the Halsey curtailment in 2001 reduced production by 32,000 metric tons. In October 2002, one of the recovery boilers at the Harmac pulp mill was shut down for repairs, causing the mill to lose approximately 8,900 metric tons of production. Fourth quarter 2002 operating income from the pulp segment was reduced by approximately $1.8 million as a result of the Harmac shutdown. All repairs were successfully completed and the mill returned to full operation in October. The average cost per metric ton of pulp sold decreased seven percent in 2002 compared with 2001. Costs of conversion and raw materials for pulp production decreased an average of $43 per metric ton in 2002 compared to 2001, primarily the result of labor savings, lower usage of purchased goods such as chemicals, and a decrease in other cash conversion costs.

Wood Products

Revenues from the Company’s Wood Products business totaled $223.4 million compared with $208.1 million in 2001. The increase of $15.3 million, or seven percent, was primarily the result of higher volumes sold in 2002, partially offset by lower prices. EBITDA from Wood Products for 2002 was $24.4 million compared with $6.1 million in 2001. Eliminating the effect of the non-cash accrual for lumber import duties of $15.6 million in 2001 and its subsequent reversal in 2002, EBITDA for 2002 would have been $8.8 million compared with $21.7 million for 2001. Wood Products generated operating income of $17.2 million in 2002, compared with an operating loss of $1.0 million in 2001, before corporate expenses, interest and income taxes. Eliminating the effect of the non-cash accrual for lumber import duties in 2002 and 2001, operating income for 2002 would have been $1.6 million, compared with operating income for 2001 of $14.6 million. Operating income for 2002 was reduced by $14.1 million of cash lumber import duties incurred for the period from May 22, 2002 through the end of 2002.

Mill net lumber prices in the U.S., as measured by the Random Lengths Composite Price Index for western spruce/pine/fir 2x4 lumber, averaged $237 per thousand board feet for the year compared with $250 per thousand board feet for the year 2001. The Company’s lumber sales price averaged $322 per thousand board feet for 2002, compared with $329 per thousand board feet for 2001. Lumber sales volume increased to 594.8 million board feet in 2002 from 529.6 million board feet in 2001.

Wood Products cost of sales totaled $202.0 million in 2002 compared with $204.0 million in 2001. Eliminating the effect of the non-cash lumber import duties accrued in 2001 and subsequently reversed in 2002, cost of sales was $217.6 million for 2002 compared with $188.4 million in 2001. Cost of sales for 2002 was increased by $14.1 million of lumber import duties incurred subsequent to May 22, 2002. Excluding the impact of lumber import duties, cost of sales in 2002 was higher than 2001 primarily due to the higher sales volume in 2002. The average cost per thousand board feet of lumber sold, excluding the impact of lumber import duties, decreased three percent in 2002 compared with 2001. Cost of conversion and log costs decreased $19 per thousand board feet in 2002 primarily due to lower log costs and harvesting cost reductions. In 2002, the Company operated near capacity with no significant down time. In 2001, the Company took an average five weeks down time at its three Canadian sawmills as a result of poor lumber markets and to avoid paying the tariff associated with the Canada-U.S. Softwood Lumber Agreement. Production was also curtailed four weeks in the first quarter of 2001 at the Company’s Spearfish operation in the U.S. as a result of poor lumber markets.

Corporate Expenses, Interest and Income Taxes

Selling, general and administrative (SG&A) costs were lower by $0.8 million in 2002 compared with 2001. The 2002 period included several adjustments in the fourth quarter. Based on new information and updates on prior cost estimates, the total reserves for environmental remediation liabilities were reduced by $2.6 million. The Company’s related receivable from insurance carriers was also reduced by $0.9 million, for a net reduction to SG&A costs of $1.7 million. The Company also took a $1.0 million charge in the fourth quarter to settle a claim from the U.S. government related to the termination of a timber sale contract in 1983. For the year 2002, expenses related to workers’ compensation claims associated with a former facility were $0.8 million higher in 2002 compared with 2001. All other SG&A expenses decreased a net $0.7 million.

Net interest expense in 2002 was $17.6 million compared with $12.6 million in 2001. The increase in net interest expense was primarily due to the higher levels of borrowings resulting from the acquisition of the Mackenzie pulp mill in mid-2001 and an increase in the average cost of borrowings.

The Company’s effective tax rate was 35 percent for 2002 and 42 percent in 2001. The lower effective tax rate in 2002 was primarily due to the benefit recognized as a result of a reduction in the British Columbia corporate income tax rate from 16.5 percent to 13.5 percent in 2001 and a lower amount of state pollution control tax credits recognized.

Liquidity and Capital Resources

The Company’s primary source of internally generated cash is operating income before depreciation and amortization, and the principal external source of liquidity has been debt financing. The current ratio at December 31, 2002 and 2001 was 1.6 to 1 and 1.9 to 1, respectively. Total long-term debt to total capitalization was 59 percent at December 31, 2002 compared with 56 percent at December 31, 2001. The increase in the debt ratio from 2001 to 2002 was due primarily to the reduction in stockholders’ equity from the Company’s net loss for the year and dividends paid.

Operating Activities

Net cash provided by operating activities decreased to $18.1 million in 2002 compared with $24.3 million in 2001 and $60.5 million in 2000. Income before interest, taxes, depreciation and amortization (EBITDA) was $20.8 million, compared with $0.5 million in 2001 and $96.0 million in 2000. Excluding the impact of non-cash lumber import duties accrued in 2001 and then reversed in 2002, but not the effect of duties incurred since May 22, 2002, EBITDA would have been $5.3 million in 2002, compared with $16.0 million in 2001. Cash flows from operations before working capital changes were negative $4.1 million in 2002, compared with $8.2 million in 2001 and $77.9 million in 2000. Changing levels of profitability was the primary reason for the changes in the years presented, due primarily to fluctuations in pulp and lumber commodity prices.

Changes in working capital for 2002 included an increase in accounts payable and accrued liabilities of $7.7 million and decreases in accounts receivable of $5.3 million and inventories of $4.9 million. Significant changes in working capital in 2001 included decreases in accounts receivable of $11.5 million and inventories of $13.8 million. The decreases in accounts receivable primarily reflected the impact of lower pulp prices. The decreases in inventory and accounts receivable also reflected the Company’s focus on reducing working capital levels. Raw materials at the pulp mills and sawmills were down significantly in 2001 from year-end 2000 levels.

Significant changes in working capital for 2000 included a $12.0 million decrease in accounts receivable, offset by a $14.3 million increase in inventories. Inventory increases were primarily due to softening markets for pulp and lumber and higher log inventories.

Investing Activities

Capital expenditures totaled $17.3 million in 2002, $18.9 million in 2001 and $50.6 million in 2000. The Company anticipates that capital expenditures will approximate $15 million to $20 million in 2003, all of which are expected to be financed through internally generated funds and existing cash balances. These expenditures will be primarily to sustain existing operations and focused on projects expected to result in cost reductions with relatively short pay-back periods.

Included in capital expenditures in 2000 was $27.5 million for the completion of Halsey’s chlorine dioxide project to make the mill compliant with the 2002 requirements of the EPA’s “Cluster Rules.” Total expenditures for this project were approximately $37.7 million.

In the Wood Products business, capital expenditures focused primarily on production cost reduction and recovery improvement projects. During 2000, the Company completed installation of a second optimizing trimmer and an optimized grader assist system at Castlegar, our largest Canadian sawmill, at a cost of $4.0 million.

On June 15, 2001, the Company acquired the Mackenzie pulp mill from Norske Skog Canada for approximately $80.4 million in cash and 1,750,000 shares of Company common stock. The cash investment in Mackenzie, including direct acquisition costs, totaled $82.6 million.

Financing Activities

Net cash used for financing activities in 2002 was $15.1 million compared with net cash provided by financing activities of $82.2 million in 2001 and net cash used for financing activities of $33.7 million in 2000. The use of cash for financing activities in 2002 primarily reflected the payment of common dividends and a net $6.0 million reduction of long-term debt. The net cash provided from financing activities in 2001 was primarily due to debt issued in connection with the Mackenzie acquisition. The net cash used in 2000 reflected the use of cash flows from operations to reduce debt and buy back common shares in the open market. The long-term debt to total capitalization ratio was 59 percent at December 31, 2002 compared with 56 percent and 42 percent at December 31, 2001 and 2000, respectively. The Company’s weighted average cost of debt was 8.1 percent at December 31, 2002 compared with 6.6 percent at December 31, 2001. The Company was in compliance with its debt covenants, including maximum leverage ratios, net worth tests, EBITDA and similar ratios related to interest coverage. The debt agreements related to the Company’s 8 3/8% debentures and senior notes do not contain any financial covenants.

As of January 1, 2003, the Company had available approximately $59.4 million of borrowing capacity under its revolving lines of credit and $4.3 million of cash, cash equivalents and short-term investments. The Company’s ability to borrow under its revolving lines of credit at a particular point in time is subject to the availability of adequate collateral and compliance with existing financial covenants. Under the existing financial covenants, the Company was required to maintain borrowing capacity under its revolving lines of credit or excess cash totaling $25 million and, accordingly, the Company’s net borrowing capacity under its revolving lines of credit was $38.7 million at January 1, 2003.

On July 30, 2002, the Company completed the sale of $60 million principal amount of 8 3/8% senior notes due 2013, with net proceeds, after discount and expenses of the issue, to the Company of $50.1 million. The 8 3/8% senior notes were priced to yield 10.5 percent, with terms and conditions of the notes substantially identical to the Company’s existing 8 3/8% debentures due 2013. The notes were offered in a Rule 144A offering to qualified institutional buyers in the United States and to non-U.S. persons outside the United States. The subsequent exchange for registered, publicly tradable notes with substantially identical terms was completed in October 2002. The net proceeds were used to pay down revolving bank lines of credit. In January 2002, the Company elected to repay the remaining $11.9 million balance of its State of Oregon Small Scale Energy Loan and discontinued a $12.4 million letter of credit associated with the note payable.

Effective June 14, 2002, the Company renewed its 364-day Canadian revolving bank line of credit of $110 million Canadian (approximately $70 million U.S.) with three Canadian banks. In July 2002, the Company also renewed its $25 million revolving credit agreement with a U.S. bank. The U.S. facility is secured by accounts receivable, permits borrowings until June 2003 and is convertible into a one-year term loan upon expiration of the revolving credit provisions. The U.S. revolving credit line was subsequently reduced to $15 million effective January 1, 2003. The Canadian facility is a revolving credit line secured by certain inventory and accounts receivable, permits revolving borrowings through June 2003 and is convertible into a two-year term loan upon expiration of the revolving credit provisions. At December 31, 2002, there were no borrowings under the revolving credit facilities.

In June 2001, the Company renewed its $25 million revolving credit agreement with a U.S. bank and expanded its revolving line of credit with three Canadian banks to $110 million Canadian (approximately $70 million U.S.) and obtained a $35 million Canadian (approximately $22 million U.S.) two-year term loan, due July 2003 to fund a portion of the Mackenzie acquisition costs. Upon maturity of the two-year term loan, the Company expects to either renew the loan for an additional two-year period or repay the loan with borrowings under its existing revolving lines of credit.

In December 2001, the Company entered into a $36 million sale/leaseback of the Halsey pulp mill’s chlorine dioxide facility (the ClO2 lease financing). The lessor is the same financial institution with which the Company sold and leased back the Halsey pulp mill in 1999. In the ClO2 transaction, the lessee is a limited partnership of which the Company is the general partner and another financial institution is the limited partner. The limited partner invested $10.6 million in the lessee partnership, which was utilized to fund an advance rent payment to the lessor of the ClO2 facility. The Company has recorded the $36 million ClO2 transaction as a $25.4 million lease financing obligation and a $10.6 million long-term obligation. The ClO2 lease financing obligation has a term, rent payment schedule and early purchase option that are coterminus with the Halsey mill sale/leaseback. The Company is retiring the long-term obligation through the allocation by the lessee partnership of the Company’s state pollution control tax credits and other partnership tax attributes to the limited partner over the 12 tax years ending in 2012. The Company is obligated to otherwise repay the long-term obligation if the state pollution control tax credits and other tax attributes are not available to the limited partner as contemplated in the agreement. At December 31, 2002, the Company maintained a $9.8 million letter of credit to support this obligation.

In January 2003, the Board decreased the quarterly dividend from 15 cents per share to 8 cents per share due to continued losses through 2002 resulting from the extended economic downturn and the burden of lumber import duties. In July 2000, the Board had increased the quarterly dividend from 11 cents per share to 15 cents per share due to a stronger balance sheet position and high cash flows from operations.

In 2000, the Company paid down debt and expended $13.0 million for common share repurchases. In July 2000, the Company’s Board of Directors (Board) authorized the repurchase of an additional one million shares, for a total of three million shares, of its common stock through open market and privately negotiated transactions. The Company repurchased 824,900 shares in 2000.

Results of Operations – 2001 Compared with 2000

Overview

Lower commodity prices in pulp and lumber and duties assessed on Canadian softwood lumber imported into the U.S. led to a loss of $24.9 million, or $1.68 per share in 2001. This compared with earnings of $32.6 million, or $2.24 per diluted share, in 2000. The Company accrued $15.6 million pre-tax (or $.65 per share) of non-cash lumber import duties which represented 38 percent of the Company’s after-tax loss in 2001. Total revenues in 2001 were $499.2 million, compared with $580.1 million in 2000.

During 2001, the Company improved its position in the pulp business. The acquisition of the Mackenzie pulp mill in 2001 increased the Company’s market pulp capacity by 38 percent to 830,000 metric tons. The Company also strengthened its liquidity position by increasing its lines of credit and completing the second phase of its sale/leaseback of the Halsey pulp mill facility. The Company ended 2001 with a ratio of long-term debt to total capitalization of 56 percent, compared with 42 percent at December 31, 2000, primarily due to the higher level of debt used to finance the Mackenzie pulp mill purchase.

Pulp

Revenues from the Company’s pulp business totaled $291.1 million in 2001 compared with $348.2 million in 2000. EBITDA from the Company’s pulp operations totaled $4.4 million in 2001 compared with $88.5 million in 2000. Pulp generated an operating loss before corporate expenses, interest and income taxes of $18.4 million compared with an operating profit of $64.3 million in 2000. These decreases were primarily due to lower pulp prices. Revenues for Mackenzie pulp sales totaled $43.8 million in 2001. The average benchmark list price of NBSK pulp delivered into Northern Europe was $531 per metric ton in 2001 compared with $680 per metric ton in 2000. The Company’s average pulp price for its mix of chip and sawdust pulp was $452 per metric ton in 2001 compared with $641 per metric ton in 2000, down 29 percent. In the fourth quarter of 2001, the Company’s average sales price of pulp was $412 per metric ton compared with $653 per metric ton in the fourth quarter of 2000. Inventories of NORSCAN producers increased in the fourth quarter of 2001 to approximately 29 days of supply, or 1.7 million metric tons. Write-downs of pulp inventories totaled $2.1 million at December 31, 2001. Inventory write-downs reflect the difference between production costs and anticipated sales prices on year-end inventories. The Company’s inventory levels at December 31, 2001 were under 30 days of shipments.

Total metric tons sold increased to 644,100 in 2001 from 543,300 in 2000. Sales from the Mackenzie pulp mill totaled 109,700 metric tons in 2001. Total pulp sales from the Halsey pulp mill was lower in 2001 than 2000 primarily due to two month’s of down time at the Halsey pulp mill, which reduced production approximately 32,000 metric tons. Production at the Halsey pulp mill was curtailed during July and August 2001 as the result of declining pulp prices and weak demand for market pulp. In connection with the curtailment, the Company entered into an agreement with its energy supplier, under which the Company was paid to reduce electricity demand. The payments, recorded as reductions in cost of sales, offset a significant portion of the costs incurred during the shutdown period.

Pulp production totaled 647,000 metric tons in 2001 and 563,600 metric tons in 2000. The Mackenzie pulp mill production totaled 117,000 metric tons in 2001. Costs of production in 2001 were negatively affected by higher energy costs, which were partially offset by lower raw material costs.

Wood Products

Revenues from the Company’s Wood Products business totaled $208.1 million compared with $231.9 million in 2000. EBITDA from Wood Products before the non-cash accrual for lumber import duties was $21.7 million for 2001, compared with $18.1 million in 2000. After subtracting the $15.6 million non-cash accrual, EBITDA was $6.1 million in 2001. The increase in EBITDA in 2001 over 2000 for Wood Products, before the non-cash accrual for lumber import duties, was primarily due to lower legal fees related to the Company’s NAFTA claim against the Canadian government and the strong lumber markets in the first half of 2001. Wood Products generated an operating loss of $1.0 million in 2001 (after deducting non-cash lumber import duties), compared with an operating profit of $11.1 million in 2000, before corporate expenses, interest and income taxes.

Mill net lumber prices in the U.S., as measured by the Random Lengths Composite Price Index for western spruce/pine/fir 2x4 lumber, averaged under $221 per thousand board feet for the fourth quarter of 2001 and $250 for the year, compared with $257 for the year 2000. The Company’s lumber sales price averaged $315 and $329 per thousand board feet for the fourth quarter and full year 2001, respectively, compared with $307 and $341 per thousand board feet for the fourth quarter and full year 2000. Lumber sales volume decreased to 529.6 million board feet in 2001 from 562.5 million board feet in 2000.

Wood Products cost of sales totaled $204.0 million in 2001 compared with $214.0 million in 2000. The lower cost of sales in 2001 was primarily due to lower sales volumes due to down time taken in the first quarter of 2001, partially offset by the impact of non-cash lumber import duties accrued totaling $15.6 million. In 2001, the Company took an average five weeks down time at its three Canadian sawmills and four weeks in the first quarter of 2001 at the Company’s Spearfish operation in the U.S. as a result of poor lumber markets and, in the case of the Canadian sawmills, to avoid paying the tariff associated with the Canadian-U.S. Softwood Lumber Agreement. The average cost of production per unit in 2001was approximately equal to per unit costs in 2000, despite 20 fewer production days and higher energy costs.

Corporate Expenses, Interest and Income Taxes

Selling, general and administrative costs were lower by $2.3 million in 2001 compared with 2000, due primarily to lower legal fees and lower costs related to employee incentive plans linked to the Company’s financial performance. These expense decreases were partially offset by the inclusion of selling, general and administrative costs of the Mackenzie pulp mill from its June 2001 acquisition date and an increase in the bad debt reserve for certain pulp customers. Net interest expense in 2001 was $12.6 million compared with $8.4 million in 2000, due primarily to the higher level of debt in 2001 used to finance the Mackenzie pulp mill purchase.

The Company’s effective tax rate was 42 percent for 2001 and 2000. Included in the 2001 provision was the recognition of state pollution control tax credits that became realizable as the result of the sale/leaseback of the Halsey mill chlorine dioxide facility in December 2001 and the benefit of the reduction in the British Columbia corporate income tax rate.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The Company’s management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. The Company has identified certain accounting policies, described below, that are the most important to the portrayal of the Company’s current financial condition and results of operations. The Company’s significant accounting policies are disclosed in Item 8. Note 1, “Accounting Policies” of Notes to Consolidated Financial Statements.

Lumber Import Duties

As discussed previously in Item 1. “Business—Wood Products Business, Canada-U.S. Trade Issues,” the ITC’s final ruling on lumber import duties is subject to further reviews by panels of the WTO and NAFTA and, accordingly, it is possible that the impact of lumber import duties on the Company’s results of operations may change as a result of such reviews or as a result of a negotiated settlement between the Canadian and U.S. governments. Any adjustments to the amount of duties imposed on the Company resulting from a change in duty rates will be made prospectively.

Reforestation

Approximately 80 percent of the Company’s current lumber capacity is located in the Canadian province of British Columbia. The Company primarily obtains its timber from the Provincial Government of British Columbia under timber harvesting licenses. Under these licenses, the Company is responsible for all reforestation costs (such as site preparation, planting, fertilizing, thinning and herbicide application) until the harvested land requires no further reforestation activity prior to the next harvest.

The Company estimates reforestation costs based on its substantial experience in reforestation in British Columbia under the Province’s Forest Practice Code. A significant portion of the reforestation costs occur during the first five years after harvest. The remaining costs are incurred until the harvested land is “free to grow,” generally seven to twelve years after initial planting. Beginning in 2003, the Company will be required to record the liability for reforestation costs at fair value. Whereas it is possible to reasonably estimate the costs of labor and materials required for reforestation activities, it is not possible to predict the impact of natural disasters, such as windstorms, droughts and forest fires, or the possibility of changes in the Province’s regulations. Any such event or change could result in an adjustment to the accrual that could, in any given future period, have a significant effect on the Company’s results of operations.

Impairment of Long-lived Assets

The Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the Company estimates future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes.

Pension and Other Postretirement Benefits

The Company sponsors several qualified and nonqualified pension plans and postretirement plans for its employees and retains independent actuarial firms to perform actuarial valuations of the fair values of its plans’ assets and benefit obligations. The Company provides the actuarial firms with certain assumptions that have a significant effect on the fair value of the assets and obligations such as the:

•	Discount rate – used to arrive at the net present value of the benefit plans’ obligations;
•	Long-term return on assets – used to estimate the growth in invested assets available to satisfy certain obligations;
•	Salary increases – used to calculate the impact future pay increases will have on pension and other postretirement obligations; and
•	Medical cost inflation – used to calculate the impact future medical costs will have on postretirement obligations.

These assumptions directly impact the actuarial valuation of the assets and obligations disclosed in the Company’s financial statements. The Company bases its assumptions on either historical or market data it considers reasonable in the circumstances. Changes in these factors could have a material impact on the estimated cost of the Company’s employee benefit plans and future cash funding requirements.

Deferred Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company periodically evaluates its tax assets and liabilities and adjusts these balances as appropriate. It believes that its tax provision is adequate based upon current facts and circumstances and current tax law.

The Company believes that it will have sufficient future U.S. taxable income to make it more likely than not that the net operating loss deferred tax asset will be realized. In making this assessment, the Company has considered the cyclical nature of its businesses, the relatively long expiration period of net operating losses and the ability to utilize certain tax planning strategies to generate taxable income if a net operating loss were to otherwise expire. The realization of the deferred tax asset is not assured and could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

Environmental Matters

The Company is required to make estimates of the costs of remediation for certain contaminated former and currently operated mill sites and landfills. The ultimate costs to the Company for the investigation, remediation and monitoring of these sites cannot be predicted with certainty. The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. When one estimate within the range of estimated costs is better than another, the Company accrues that amount, otherwise the minimum amount in the range is accrued. In making these judgments and assumptions, the Company considers, among other things, the activity to-date at particular sites and information obtained through consultation with applicable regulatory authorities and third party consultants and contractors. The Company regularly monitors its exposure to environmental loss contingencies and, as additional information becomes known, may change its estimates significantly.

The Company has tendered the defense of certain environmental claims to a number of insurance carriers that issued comprehensive general liability policies to the Company. The Company has concluded settlements with several insurance carriers and is engaged in settlement discussions with other insurance carriers. The Company believes recovery under these policies is highly probable and has recorded receivables in amounts it has deemed highly probable of realization. It is possible the Company’s recorded estimate of insurance recoveries may change.

Cautionary Language Regarding Forward-Looking Statements

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

Cyclical Operating Results and Product Pricing

The Company’s financial performance depends primarily on the prices it receives for its products. Prices for both pulp and lumber products are highly cyclical and have fluctuated significantly in the past and may fluctuate significantly in the future. Increases or decreases in production capacity, increases or decreases in operating rates and changes in customer consumption patterns will cause changes in product prices. The economic climate of each region where the Company’s products are sold has a significant impact on the demand, and therefore the prices, for pulp and lumber. Changes in regional economies can cause fluctuation in prices and sales volumes and, as a result, directly affect the Company’s profitability and cash flows. The continued uncertainties in the economic conditions of the United States and other international markets could adversely affect the Company’s results of operations and cash flows. Any future downward fluctuation in prices could have a material adverse effect on the Company’s business, financial condition and results of operations. The amount of downtime that the Company’s mills take fluctuates based on changes in current pricing and demand for its products.

Competitive Markets

The Company’s products are sold primarily in the United States, Europe, Canada and Asia. The markets for the Company’s products are highly competitive on a global basis, with a number of major companies competing in each market with no company holding a dominant position. For both lumber and pulp, a large number of companies produce products that are reasonably standardized; therefore, the traditional basis for competition has been price. Other competitive factors are quality of product, reliability of supply and customer service. Because of greater resources, many of the Company’s competitors may be able to adapt more quickly to industrial changes or devote greater resources to the sale of the products. The Company cannot assure that it will be able to compete successfully against such competitors.

Fees on Lumber Imports into the United States

In May 2002, the ITC imposed a tariff on certain types of softwood lumber imported into the United States from Canada after determining that imports of certain types of softwood lumber from Canada threatened U.S. softwood lumber mill operators. Based on findings of the DOC regarding subsidies and dumping margins, the ITC’s decision subjects the Company’s imports of certain types of softwood lumber from Canada on or after May 22, 2002 to a total tariff of 27.22 percent which has a material adverse effect on the wood products business result of operations. Panels under NAFTA and the World Trade Organization (WTO) are reviewing the ITC’s determination. However, the outcome or effect of such reviews, or if a settlement between the Canadian and U.S. governments may be reached, cannot be predicted.

Availability and Pricing of Raw Materials

Logs, wood chips and sawdust, the principal raw materials used in the manufacture of the Company’s products, are purchased in highly competitive, price-sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors, many of which are beyond the Company’s control. Changes in the pricing of logs under British Columbia’s current stumpage system as the result of negotiations to resolve the U.S. – Canada lumber import duty issue could affect the cost of logs for our Canadian sawmills. Other factors include changing environmental and conservation regulations and natural disasters, such as forest fires, wind storms or other extreme weather conditions. A decrease in the supply of logs, wood chips and sawdust can cause higher raw material costs and, as a result, material fluctuations in the Company’s results of operations.

The Company’s Harmac pulp mill has a long-term fiber supply agreement with Weyerhaeuser that provides for 1.7 million cubic meters of fiber per year through 2019. The Company’s Mackenzie pulp mill purchases approximately 65 percent of its fiber requirements from sawmills also located in Mackenzie, British Columbia and operated by Slocan. Fiber is purchased at market or at prices determined under a formula intended to reflect market value of the fiber. The failure by Weyerhaeuser or Slocan to produce the required fiber pursuant to these contracts could have a material adverse effect on the Company as a whole. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Weyerhaeuser and Slocan. There can be no assurance that the Company will be able to obtain an adequate supply of softwood fiber for its pulp operations.

British Columbia’s First Nations People’s Claims to British Columbia Land

The Company’s Canadian forest operations are primarily carried out on public forestlands under forest licenses. Many of these lands are subject to the constitutionally protected treaty or common law rights of the First Nations people of Canada. First Nations groups in British Columbia have made claims of ownership or interests in substantial portions of land in the Province and are seeking compensation from the government with respect to these claims. The Supreme Court of Canada has held that the First Nations groups have a spectrum of aboriginal rights in lands that have been traditionally used or occupied by their ancestors. The Court’s decision did not apply to any particular lands and was stated in general terms. The Court held that aboriginal rights and title are not absolute and may be infringed upon by government in furtherance of a legislative objective, including forestry, subject to meeting a justification test and being consistent with the fiduciary relationship between government and First Nations groups.

To address the claims of the First Nations groups, the governments of Canada and British Columbia instituted a negotiation process under the administration of a treaty commission. In July 2002, the voting public approved a referendum of principles for treaty making. This gave Provincial negotiators the authority to negotiate and make commitments on topics that are consistent with the referendum principles and for which current policies exist. Any settlements that may result from the negotiation process may involve a combination of cash and resources and grants of conditional rights to gather food on public lands and some rights of self-government. The effect of any treaties on timber tenure rights, including timber tenures of the Company, cannot be estimated at this time. A reduction in the timber supply could have a material adverse effect on the Company’s financial condition and results of operations.

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

The British Columbia government has recently amended its regulations that had required all pulp mills in British Columbia to eliminate the discharge of chlorinated organic compounds by December 31, 2002. The Company’s mills in British Columbia already operate well within the new limits. However, there remains the possibility that parties opposed to the regulations will challenge them in court, which, if successful, could result in reinstatement of the requirement to eliminate the discharge of all chlorinated organic compounds. Such a result, which the Company considers to be highly unlikely, would cause substantially all of the chemical pulp mills in British Columbia, including the Company’s, to shut down, and would have a material adverse effect on the Company’s financial condition and results of operations.

Environmental Liabilities

The Company is currently participating in the investigation and remediation of environmental contamination at three sites on which it previously conducted business. The Company has also recently submitted a remediation plan to British Columbia environmental authorities for environmental contamination at the Mackenzie mill. In addition, the Company was recently notified by the EPA that it was considered a potentially responsible party related to a contaminated waste site in Whittier, California. The Company has previously provided documentation to the EPA that it is not a responsible party with respect to this site. The Company may also be required to investigate and remediate environmental conditions at other sites if contamination, presently unknown to the Company, is discovered. The ultimate cost to the Company for site remediation and monitoring of these sites cannot be predicted with certainty due to the difficulties in estimating the ultimate cost of remediation and determining the extent to which contributions will be available from the other parties, including insurance carriers. Expenditures that may be required in connection with these sites could have a material adverse effect on the Company’s business.

Exchange Rate Fluctuations

Although the Company’s sales are made primarily in U.S. dollars, a substantial portion of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, could adversely affect the Company’s results of operations and cash flows. A substantial portion of the Company’s pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects the Company’s customers’ ability to pay and the Company’s relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on the Company’s business, financial condition and results of operation.

Net Operating Loss Tax Asset

Management believes that the Company will have sufficient future U.S. taxable income to use its net operating loss deferred tax asset. In making this assessment, management has considered the cyclical nature of its businesses, the relatively long expiration period of net operating losses and the ability to utilize certain tax planning strategies if a net operating loss were to otherwise expire. The realization of the deferred tax asset is not assured and could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

Financial Leverage

The Company’s long-term debt as a percentage of total capitalization at December 31, 2002 was 59 percent. While the Company’s leverage level is not unusual for the forest products and pulp industries, this leverage, or higher leverage if the Company were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Higher levels of leverage may require a substantial portion of the cash flow from operations to satisfy debt payments, thereby reducing the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions and other general corporate purposes. Higher leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Financial Market Risk

The Company’s exposure to market risk for interest rates relates primarily to short- and long-term debt. The Company’s investment in marketable securities at December 31, 2002 and 2001 was not significant. The Company’s debt is primarily fixed rate with only 9 percent of total debt at variable rates and, therefore, net income is not materially affected when market interest rates change.

The Company has exposure to foreign currency rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect. The Company’s net investment in foreign subsidiaries with a functional currency other than the U.S. dollar is not hedged. The net assets in Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $195.5 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in the Canadian to U.S. exchange rate would be approximately $19.6 million at December 31, 2002. Any loss in fair value would be reflected as a cumulative translation adjustment and would not reduce reported net income of the Company.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries and Canadian dollar denominated intercompany loans made by the parent company. The Company periodically uses foreign exchange contracts to manage its exposure to these foreign currency transaction gains and losses. The Company had no foreign exchange contracts outstanding at December 31, 2002 or 2001. Foreign currency transaction gains and losses were not material to the results of operations for the Company’s 2002, 2001 or 2000 periods. The Company historically has not entered into material currency rate hedges with respect to its exposure from operations. For example, a change in the Canadian to U.S. dollar exchange rate from 1.56 to 1.55 would increase pre-tax cost of sales by an estimated $2.1 million U.S. The average Canadian to U.S. dollar exchange rate used to translate the results of operations of the Company’s Canadian subsidiaries was 1.57, 1.55 and 1.48 for 2002, 2001 and 2000, respectively.

The Company utilizes well-defined financial contracts in the normal course of its operations as means to manage commodity price risks, primarily energy purchases. For those limited number of contracts that are considered derivative instruments, the Company formally designates each as a hedge of specific well-defined risks. At December 31, 2002, the Company had no derivative contracts outstanding, although the Company continued to make forward purchases of natural gas and electricity at fixed prices. At December 31, 2001, the Company had outstanding derivative contracts to manage natural gas price risks with a notional amount of $5.7 million. The fair value of these contracts at December 31, 2001 represented an unrealized pre-tax loss of $2.5 million and was recorded in other comprehensive income in 2001. All of these contracts expired in 2002.

Item 8. Financial Statements and Supplementary Data

Pope & Talbot, Inc.

Consolidated Balance Sheets

	December 31
	2002	2001
	(thousands except per share)
Assets
Current assets:
Cash and cash equivalents	$4,240	$18,463
Short-term investments	101	110
Accounts receivable (less allowance of $3,043 in 2002 and 2001)	59,540	64,812
Inventories	93,319	98,256
Prepaid expenses	6,465	4,573
Deferred income taxes	4,053	10,727

Total current assets	167,718	196,941
Properties:
Plant and equipment	597,864	578,809
Accumulated depreciation	(300,927)	(268,283)

	296,937	310,526
Land and timber cutting rights	7,410	7,535

Total properties	304,347	318,061
Other assets:
Deferred income tax assets, net	13,081	4,828
Prepaid pension costs	9,351	9,239
Other	9,891	10,408

Total other assets	32,323	24,475

	$504,388	$539,477

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$26,824	$17,786
Accounts payable	41,912	33,021
Accrued payroll and related taxes	17,173	14,021
Accrued lumber import duties	1,324	15,567
Other accrued liabilities	16,730	22,446

Total current liabilities	103,963	102,841
Long-term liabilities:
Long-term debt, net of current portion	205,922	220,029
Other long-term liabilities	50,651	44,494

Total long-term liabilities	256,573	264,523
Stockholders’ equity:
Preferred stock, $10 par value: 1,500,000 shares authorized; none issued	—	—
Common stock, $1 par value: 20,000,000 shares authorized; 17,207,106 and 17,207,095 shares issued	17,207	17,207
Additional paid-in capital	68,014	68,353
Retained earnings	108,901	139,228
Accumulated other comprehensive income (loss)	(25,718)	(27,533)
Common stock held in treasury, at cost, 1,569,324 and 1,590,406	(24,552)	(25,142)

Total stockholders’ equity	143,852	172,413

	$504,388	$539,477

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Consolidated Statements of Operations

	Years Ended December 31
	2002	2001	2000
	(thousands except per share)
Revenues	$546,333	$499,227	$580,052
Costs and expenses:
Cost of sales	535,248	503,263	487,247
Selling, general and administrative	25,590	26,345	28,677

Operating income (loss)	(14,505)	(30,381)	64,128
Interest expense, net	17,586	12,563	8,444

Income (loss) before income taxes	(32,091)	(42,944)	55,684
Income tax provision (benefit)	(11,141)	(18,039)	23,118

Net income (loss)	$(20,950)	$(24,905)	$32,566

Basic net income (loss) per share	$(1.34)	$(1.68)	$2.28

Diluted net income (loss) per share	$(1.34)	$(1.68)	$2.24

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31
	2002	2001	2000
	(thousands)
Cash flow from operating activities:
Net income (loss)	$(20,950)	$(24,905)	$32,566
Noncash charges (credits) to income:
Depreciation and amortization	35,331	30,840	31,912
Deferred tax provision	(2,950)	(13,322)	13,471
Noncash lumber import duties	(15,567)	15,567	—
Decrease (increase) in working capital:
Accounts receivable	5,272	11,454	12,014
Inventories	4,937	13,832	(14,271)
Prepaid expenses and other assets	(55)	4,831	(4,848)
Accounts payable and accrued liabilities	7,651	(6,506)	(14,624)
Current and deferred income taxes	1,137	(1,775)	1,216
Other liabilities	3,260	(5,758)	3,089

Net cash provided by operating activities	18,066	24,258	60,525
Cash flow from investing activities:
Purchases of short-term investments	—	(2,745)	(27,369)
Proceeds from maturities of short-term investments	9	13,239	27,414
Capital expenditures	(17,333)	(18,852)	(50,591)
Acquisition of subsidiary, net of cash acquired	—	(82,592)	—
Proceeds from sale of properties and equipment	129	1,591	2,377

Net cash used for investing activities	(17,195)	(89,359)	(48,169)

Cash flow from financing activities:
Short-term borrowings, net	—	—	(11,059)
Proceeds from long-term debt	58,068	95,300	—
Repayments of long-term debt	(64,036)	(4,488)	(4,059)
Shares repurchased	—	—	(12,999)
Exercise of stock options	251	205	1,915
Cash dividends	(9,377)	(8,844)	(7,482)

Net cash provided by (used for) financing activities	(15,094)	82,173	(33,684)

Increase (decrease) in cash and cash equivalents	(14,223)	17,072	(21,328)
Cash and cash equivalents at beginning of year	18,463	1,391	22,719

Cash and cash equivalents at end of year	$4,240	$18,463	$1,391

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Consolidated Statements of Stockholders’ Equity

(thousands)

	Common stock		Treasury Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 1999	15,451	$15,451	(920)	$(14,690)	$48,596	$147,893	$(11,149)	$186,101
Cash dividends ($.52 per share)	—	—	—	—	—	(7,482)	—	(7,482)
Issuance of shares in acquisition	6	6	—	—	(6)	—	—	—
Issuance of shares under stock plans	—	—	145	2,365	(298)	—	—	2,067
Repurchased shares	—	—	(825)	(12,999)	—	—	—	(12,999)
Comprehensive income (loss):
Net income	—	—	—	—	—	32,566	—	32,566
Foreign currency translation	—	—	—	—	—	—	(4,647)	(4,647)

Total comprehensive income	—	—	—	—	—	—	—	27,919

Balance, December 31, 2000	15,457	15,457	(1,600)	(25,324)	48,292	172,977	(15,796)	195,606

Cash dividends ($.60 per share)	—	—	—	—	—	(8,844)	—	(8,844)
Issuance of shares in acquisition	1,750	1,750	—	—	20,038	—	—	21,788
Issuance of shares under stock plans	—	—	10	182	23	—	—	205
Comprehensive loss:
Net loss	—	—	—	—	—	(24,905)	—	(24,905)
Foreign currency translation	—	—	—	—	—	—	(9,909)	(9,909)
Unrealized loss on cash flow hedging derivatives (net of tax benefit of $973)	—	—	—	—	—	—	(1,549)	(1,549)
Minimum pension liability adjustment (net of tax benefit of $159)	—	—	—	—	—	—	(279)	(279)

Total comprehensive loss	—	—	—	—	—	—	—	(36,642)

Balance, December 31, 2001	17,207	17,207	(1,590)	(25,142)	68,353	139,228	(27,533)	172,113

Cash dividends ($.60 per share)	—	—	—	—	—	(9,377)	—	(9,377)
Issuance of shares under stock plans	—	—	21	590	(339)	—	—	251
Comprehensive loss:
Net loss	—	—	—	—	—	(20,950)	—	(20,950)
Foreign currency translation	—	—	—	—	—	—	1,216	1,216
Cash flow hedge reclassification of losses (net of $973 tax expense)	—	—	—	—	—	—	1,549	1,549
Minimum pension liability adjustment (net of tax benefit of $518)	—	—	—	—	—	—	(950)	(950)

Total comprehensive loss	—	—	—	—	—	—	—	(19,135)

Balance, December 31, 2002	17,207	$17,207	(1,569)	$(24,552)	$68,014	$108,901	$(25,718)	$143,852

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements

1. Accounting Policies

Business Description

Pope & Talbot, Inc. (the “Company”) is incorporated in the state of Delaware. The Company classifies its business into two operating segments: pulp and wood products. Pulp manufactures a broad range of pulp utilizing both wood chips and sawdust as fiber sources. Pulp is sold primarily to end users in the U.S., Europe, Canada and Asia. Wood products manufactures standardized and specialty lumber and sells residual wood chips. Lumber products are sold mainly in the U.S. and Canada to wholesalers, and wood chips are sold to manufacturers of pulp.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all its subsidiaries, after eliminating significant intercompany balances and transactions.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated into U.S. dollars at average exchange rates for each period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income or loss within stockholders’ equity.

Inventories

Inventories are stated at the lower of cost or market. For lumber inventories at the sawmill in the United States and wood chip, sawdust and wood fiber in pulp inventories at the Company’s three pulp mills, cost has been determined using the last-in, first-out (LIFO) method. For remaining inventories, cost has been determined using the average cost method which approximates the first-in, first-out (FIFO) basis.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for new facilities and those expenditures that substantially increase the useful lives of existing property, plant and equipment are capitalized as well as interest costs associated with major capital projects until ready for their intended use. Interest capitalized is determined by applying the Company’s effective interest rate to the accumulated capital costs during the construction period of a project and is amortized over the depreciable life of related assets. Capitalized interest was $0.1 million in 2002, $0.1 million in 2001 and $1.2 million in 2000. Upon sale or retirement of capitalized assets, the related cost and accumulated depreciation are removed from the accounts, with the resultant gain or loss included in the Consolidated Statements of Operations. Costs of maintenance and repairs are charged to expense as incurred.

Depreciation of assets other than pulp production assets is computed using the straight-line method over the useful lives of respective assets. Depreciation of the Company’s pulp production assets is computed using the units-of-production method. The estimated useful lives of the principal items of property, plant and equipment range from 3 to 40 years.

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of an asset to the undiscounted net future cash flows expected to be generated by an asset. If estimated future cash flows indicate the carrying value of an asset may not be recoverable, impairment exists, and the asset’s book value is written down to its estimated realizable value.

Timber Resources

In Canada, the Company primarily obtains its timber from the Provincial Government of British Columbia under timber harvesting licenses. The Canadian timber harvesting licenses allow, but do not require, the Company to remove timber from defined areas annually on a sustained yield basis. Future allowable harvests may be adjusted if the Company does not remove timber over a five-year period in accordance with the licenses. The Company also purchases logs in Canada in the open market. The Company does not incur liabilities for the cost of timber until it has been harvested.

In the U.S., the Company obtains its timber from various public and private sources under timber harvesting contracts. The Company does not incur a direct liability for, or ownership of, this timber until it has been harvested. Additionally, logs are purchased in the open market. The total volume committed under contract at December 31, 2002, and the 2003 planned contract harvest was 137.6 million board feet and 55.7 million board feet, respectively. At December 31, 2002, the Company’s best estimate of its total commitment at current contract rates under these contracts was approximately $18.9 million. The Company evaluates the loss contract reserves for its public and private timber harvesting contracts based on the estimated total cost applied to such harvests compared with replacement cost as measured by the total estimated harvesting costs of recent timber sales in the region.

Amounts capitalized as Canadian timber cutting rights (tree farm licenses and timber licenses) in conjunction with sawmill acquisitions accounted for as a purchase are amortized over 50 years on a straight-line basis due to the long-term, renewable nature of the contracts with the Province of British Columbia.

Reforestation

Under the Canadian timber harvesting licenses mentioned above, the Company is contractually responsible for all reforestation costs until the harvested land is “free to grow.” This is a forestry term meaning that no further reforestation activity is anticipated prior to the next harvest. A substantial portion of the reforestation responsibilities, such as site preparation, planting and fertilization, occurs during the first five years after harvest. The remaining costs, such as thinning and herbicide application, are incurred until the harvested land is free to grow, generally seven to twelve years after initial planting. The Company accrues for the total projected cost of reforestation as the timber is removed. Actual expenditures for reforestation are applied against this accrual when they are made.

Income Taxes

The Company accounts for income taxes using the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Environmental Expenditures

Environmental expenditures related to current operations that substantially increase the economic value or extend the useful life of an asset are capitalized while all other costs are expensed as incurred. Expenditures that relate to an existing condition caused by past operations are expensed as incurred.

The Company recognizes a liability for environmental remediation costs when such costs are probable and reasonably estimable. Such liabilities are based on currently available information and reflect the participation of other potentially responsible parties depending on the parties’ financial condition and probable contribution. The accruals are recorded at undiscounted amounts. Recoveries of environmental remediation costs from insurance carriers are recorded when receipt is deemed highly probable and can be reasonably estimated.

Revenue and Related Cost Recognition

The Company recognizes revenue from product sales when the sales price is fixed or determinable, title transfers and risk of loss has passed to the customer and collectibility is reasonably assured. Sales are reported net of discounts and allowances. Amounts charged to customers for shipping and handling are recognized as revenue. Shipping and handling costs incurred by the Company are reported as cost of sales. The Company records lumber import duties as a component of cost of sales.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change from the intrinsic value method of accounting for stock-based employee compensation to the fair value method. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company continues to use the intrinsic value method under APB Opinion No. 25 and related interpretations to account for stock-based employee compensation. Under this method, no compensation expense related to stock options has been recognized in the Statement of Operations for the periods presented. The table below provides the pro forma disclosures as if the Company had adopted the fair value based method for all stock-based compensation.

	2002	2001	2000
	(thousands except per share)
Net income (loss), as reported	$(20,950)	$(24,905)	$32,566
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(501)	(426)	(368)

Pro forma net income (loss)	$(21,451)	$(25,331)	$32,198

Basic net income (loss) per share:
As reported	$(1.34)	$(1.68)	$2.28
Pro forma	(1.37)	(1.71)	2.26
Diluted net income (loss) per share:
As reported	$(1.34)	$(1.68)	$2.24
Pro forma	(1.37)	(1.71)	2.22

The Company has followed the practice of using treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to a stock option plan, the difference between the exercise price and the cost of treasury shares is recorded as an increase or decrease to additional paid-in capital.

Earnings Per Share

The computation of basic earnings per share is based on net income or loss and the weighted average number of common shares outstanding during each year. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. For 2002 and 2001, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted were the same.

The following table summarizes the computation of diluted net income per share:

	2002	2001	2000
	(thousands, except per share)
Weighted average shares outstanding	15,606	14,818	14,278
Effect of stock plans	—	—	233

Diluted average shares outstanding	15,606	14,818	14,511

Net income (loss)	$(20,950)	$(24,905)	$32,566

Diluted net income (loss) per share	$(1.34)	$(1.68)	$2.24

Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options totaled 280,000 shares at December 31, 2000 at prices ranging from $18.13 to $30.38. Due to the net losses incurred in 2002 and 2001, no options outstanding were included in the calculation of diluted loss per share.

Statements of Cash Flows

The Company classifies as cash and cash equivalents unrestricted cash on deposit in banks plus all investments having original maturities of 90 days or less. The effect of exchange rate changes on cash balances held in foreign currencies was not significant. Total cash expenditures for interest were $16.7 million, $14.2 million and $11.0 million for 2002, 2001 and 2000, respectively. Total cash refunds received for income taxes was $7.5 million in 2002. Total cash expenditures for income taxes were $1.8 million for 2001 and $17.3 million for 2000.

Interest

Interest expense in the Consolidated Statements of Operations is shown net of interest income and capitalized interest. Interest income was $0.5 million in 2002, $1.3 million in 2001 and $2.4 million in 2000.

Financial Instruments and Derivatives

The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable, short-term borrowings and accounts payable and accrued liabilities approximate fair values due to the short maturity of those instruments.

The Company utilizes well-defined financial contracts in the normal course of its operations as a means to manage its foreign currency exchange and certain commodity price risks. The vast majority of these contracts are fixed-price contracts for future purchases of various commodities, primarily natural gas and electricity, which meet the definition of “normal purchases or normal sales” and therefore, are not considered derivative instruments under SFAS No. 133, as amended. Likewise, several of the Company’s financial and commodity contracts do not provide for net settlement, and therefore, are not considered derivative instruments under SFAS No. 133, as amended. The Company does not hold financial instruments for trading purposes. The Company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The Company’s current accounting treatment for the limited number of contracts considered derivative instruments is described below.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Changes in the fair value of all other derivative instruments not designated as hedges are also recognized in earnings in the period in which the changes occurred.

The Company periodically engages in commodity swap agreements designated as cash flow hedges. These agreements are designed to hedge against the variability of future cash flows arising from changes in natural gas spot rates. Gains or losses recorded in other comprehensive income are reclassified into earnings at the contracts’ respective settlement dates.

The notional amount of the natural gas commodity swap agreements was $5.7 million at December 31, 2001. All outstanding contracts at that date matured during 2002. The notional amount did not represent amounts exchanged by the parties and, thus, was not a measure of exposure to the Company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on contractual terms. The net earnings impact in 2002, 2001 and 2000 resulting from the Company’s use of commodity swap agreements was not material.

The Company periodically uses foreign exchange contracts to manage its exposure to foreign currency transaction gains and losses in the translation of U.S. dollar cash and accounts receivable of its Canadian subsidiaries. These Canadian dollar forward exchange contracts are not designated as hedges. Twenty-one such contracts were entered into in 2002, with maturities ranging from one to sixty days. The impact of these activities in 2002, 2001 and 2000 was not material to the Company’s financial results.

Accounting Changes

Effective January 1, 2000, the Company changed the method for valuation of fiber in wood chip, log and pulp inventories of the Harmac pulp operations from the FIFO method to the LIFO method. The change was made to conform the method of valuing fiber inventories between the Company’s U.S. and Canadian operations. The impact of this change was an increase in cost of sales and corresponding decrease in pre-tax operating earnings of approximately $2.9 million, or $.12 per diluted share after tax. The cumulative effect of this change to the LIFO method on operating results as of the beginning of 2000 has not been presented, as the effect is not readily determinable.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior years’ data to conform to the current year’s presentation.

Prospective Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143, effective January 1, 2003, addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the new statement, the Company will record both an initial asset and a liability, at fair value, for estimated costs of legal obligations associated with the retirement of long-lived assets. The initial asset will be depreciated over the expected useful life of the asset. This statement will change the Company’s accounting for landfill closure costs and reforestation liabilities. The Company currently accrues the estimated costs of closure over the expected useful life of the landfill and reforestation liabilities are not currently discounted. The Company is assessing the impact of this statement on its results of operations and financial portion and will adopt this statement as of January 1, 2003.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (the Interpretation), which addresses the accounting for and disclosure of obligations under guarantees. The disclosure provisions of the Interpretation were effective at December 31, 2002. See Note 9 Contingencies. The accounting requirements of the Interpretation are effective January 1, 2003, and require the recognition of a liability at its fair value by a guarantor at the inception of certain guarantees. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

2. Inventories

	2002	2001
	(thousands)
Lumber	$15,171	$14,681
Pulp	26,774	24,711
Saw logs	22,014	28,307
Pulp logs, chips and sawdust	11,784	12,542
Chemicals and supplies	18,880	19,313
LIFO reserve	(1,304)	(1,298)

	$93,319	$98,256

The portion of inventories accounted for using the last-in, first-out (LIFO) method aggregated $19.9 million using the average cost method, which approximates the FIFO basis, at December 31, 2002 and 2001.

3. Properties

	2002	2001
	(thousands)
Plant and equipment:
Mills, plants and improvements	$88,341	$87,404
Equipment	486,113	466,616
Mobile equipment	19,511	19,345
Construction in progress	3,899	5,444

	$597,864	$578,809

Land and timber cutting rights:
Land	$4,253	$4,107
Canadian timber cutting rights	3,157	3,428

	$7,410	$7,535

Included in plant and equipment at December 31, 2002, were assets at cost of $182.6 million ($182.7 million at December 31, 2001) and a net book value of $53.1 million ($63.0 million at December 31, 2001) for which the Company does not hold title. See Note 5 and the discussion of the Halsey mill sale/leaseback transactions.

4. Income Taxes

Earnings before income taxes were comprised of the following:

	2002	2001	2000
	(thousands)
Domestic loss	$(29,193)	$(31,999)	$(9,900)
Foreign income (loss)	(2,898)	(10,945)	65,584

	$(32,091)	$(42,944)	$55,684

The income tax provision (benefit) consisted of the following components:

	Current	Deferred	Total
	(thousands)
2002
Federal	$2	$(9,790)	$(9,788)
State	—	(962)	(962)
Foreign	(8,193)	7,802	(391)

	$(8,191)	$(2,950)	$(11,141)

2001
Federal	$—	$(11,912)	$(11,912)
State	—	(892)	(892)
Foreign	(4,717)	(518)	(5,235)

	$(4,717)	$(13,322)	$(18,039)

2000
Federal	$409	$(2,172)	$(1,763)
State	—	(407)	(407)
Foreign	9,238	16,050	25,288

	$9,647	$13,471	$23,118

The income tax provision (benefit) was different from the amount computed by applying the U.S. statutory federal income tax rate as follows:

	2002	2001	2000
	(thousands)
Tax at U.S. statutory rate	$(11,232)	$(15,031)	$19,489
State tax net of federal benefit	(625)	(580)	(263)
Foreign tax rate differential and withholding	1,006	299	3,824
Reduction in foreign tax rate	—	(1,734)	—
State pollution control tax credits	(506)	(1,149)	—
Other items, net	216	156	68

	$(11,141)	$(18,039)	$23,118

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset is comprised of the following:

	2002	2001
	(thousands)
Current deferred taxes:
Gross assets	$4,053	$10,727
Noncurrent deferred taxes:
Gross assets	66,961	56,526
Gross liabilities	(53,880)	(51,698)

Total noncurrent deferred taxes	13,081	4,828

Net deferred tax asset	$17,134	$15,555

The most significant deferred tax asset relates to net operating loss carryforwards. At December 31, 2002, the Company had available $78.7 million of U.S. federal tax loss carryforwards expiring as follows: 2010 – $13.8 million; 2011 – $4.3 million; 2012 – $6.8 million; 2020 – $3.2 million; 2021 – $21.3 million and 2022 – $29.3 million. As of December 31, 2002, the Company also had Alternative Minimum Tax carryforwards of $0.5 million that may be carried forward indefinitely.

Management believes that the Company will have sufficient future U.S. taxable income from tax planning strategies to make it more likely than not that the net operating loss deferred tax asset will be realized. In making this assessment, management has considered the cyclical nature of its businesses, the relatively long expiration period of net operating losses and the ability to utilize certain tax planning strategies if a net operating loss were to otherwise expire. The realization of the asset is not assured and could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	2002	2001
	(thousands)
Postretirement benefits	$7,400	$8,136
Reforestation	2,897	3,107
Depreciation	(28,120)	(24,760)
Lumber import duties	—	5,542
AMT and other tax credits	523	2,197
Net operating loss carryforwards	29,611	20,312
Valuation allowance	(979)	(5,159)
Other, net	5,802	6,180

Net deferred tax asset	$17,134	$15,555

The Company’s valuation allowance against deferred tax assets was $1.0 million and $5.2 million at December 31, 2002 and 2001, respectively. The change in the valuation allowance related primarily to expiration of state tax credits and the reduction of deferred tax assets and the related valuation allowance for those states in which the Company no longer operates. The remaining valuation allowance relates to state net operating loss carryforwards.

Undistributed earnings of the Company’s Canadian subsidiaries totaled $150.2 million at December 31, 2002, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been, and are intended to be, reinvested in Canadian operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to the Canadian government on those earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

5. Debt

	2002	2001
	(thousands)
Long-term debt:
Revolving credit and term loan facilities, variable interest rate	$—	$37,732
Term loan due June 2003, variable interest rate 4.80%	21,737	21,568
Lease financing obligations, weighted average interest rate 7.08%	77,059	82,134
Long-term obligation, due 2002-2012, effective rate 7.54%	8,671	9,488
8 3/8% senior notes due 2013, less unamortized discount of $9,721, effective rate 11.03%	50,279	—
8 3/8% debentures, due 2013	75,000	75,000
State of Oregon Small Scale Energy Loan Program note payable, secured by irrevocable letter of credit, 6.55%	—	11,893

	232,746	237,815
Less current portion	26,824	17,786

Long-term debt	$205,922	$220,029

Revolving Credit and Term Loan Facilities

Effective June 14, 2002, the Company renewed its 364-day Canadian revolving bank line of credit of $110 million Canadian (approximately $70 million U.S.) with three Canadian banks. The Company also renewed its $25 million U.S. revolving credit agreement with a U.S. bank in July 2002. The U.S. facility is secured by accounts receivable, permits revolving borrowings through June 2003 and is convertible into a one-year term loan upon expiration of the revolving credit provisions. The U.S. revolving credit line was subsequently reduced to $15 million effective January 1, 2003. The Canadian facility is a revolving credit line secured by certain inventory and accounts receivable, permits revolving borrowings through June 2003 and is convertible into a two-year term loan upon expiration of the revolving credit provisions. At December 31, 2002 the Company had no borrowings outstanding under its revolving credit agreements, and, as of January 1, 2003, had available approximately $59.4 million U.S. of borrowing capacity under the agreements and $4.3 million of cash, cash equivalents and short-term investments. The Company’s ability to borrow under its revolving lines of credit at a particular point in time is subject to the availability of adequate collateral and compliance with existing financial covenants. Under the existing financial covenants, the Company was required to have borrowing capacity under its revolving lines of credit or excess cash totaling $25 million and, accordingly, the Company’s net borrowing capacity under its revolving lines of credit was $38.7 million at January 1, 2003.

The interest rate associated with the $110 million Canadian agreement is based, at the option of the Company, on specified market rates plus a margin predetermined by the credit agreement. A commitment fee of .45 percent per year on the unused portion is payable quarterly. A commitment fee on the unused portion of the U.S. credit facility is payable quarterly and is based on specific debt ratios as outlined in the credit agreement ranging from .40 percent to .75 percent per year. The interest rate associated with the U.S. revolving credit agreement is based, at the option of the Company, on specified market rates plus a margin based on the Company’s debt ratio.

In June 2001, the Company obtained a $35 million Canadian (approximately $22 million U.S.) two-year term loan, due June 2003 and secured by real property, to fund a portion of the Mackenzie acquisition costs. At December 31, 2002, the Company had $21.7 million U.S. outstanding under the two-year term agreement included in the current portion of long-term debt. The interest rate associated with the term loan is based, at the option of the Company, on specified market rates plus a margin predetermined by the credit agreement.

The revolving credit agreements and term loan agreement contain certain restrictive covenants, including maximum leverage ratios and EBITDA to interest coverage. As of December 31, 2002, the Company was in compliance with its debt covenants.

Lease Financing and Long-Term Obligation

In the third quarter of 1999, the Company entered into a sale/leaseback of its Halsey pulp mill. The facility was sold for $64.6 million cash in a transaction accounted for as a financing, wherein the property remained on the books and continues to be depreciated. A lease-financing obligation equal to the proceeds received was recorded. The lease term ends in 2012, with an early purchase option in 2007. In December 2001, the lessor in this transaction agreed to credit the Company $2.2 million as an offset against the early purchase option price, if the Company exercises that option. The adjustment to the lease financing obligation was accounted for as a prospective reduction in the effective interest rate of the debt.

On December 27, 2001, the Company entered into a $36 million sale/leaseback of the Halsey pulp mill’s chlorine dioxide facility (the ClO2 lease financing). The lessor is the same financial institution with which the Company sold and leased back the Halsey pulp mill in 1999. In this transaction, the lessee is a limited partnership of which the Company is the general partner and another financial institution is the limited partner. The limited partner invested $10.6 million in the lessee partnership, which was utilized to fund an advance rent payment to the lessor of the ClO2 facility. The Company has recorded the $36 million ClO2 transaction as a $25.4 million lease financing obligation and a $10.6 million long-term obligation. The ClO2 lease financing has a term, rent payment schedule and early purchase option that are coterminus with the Halsey mill sale/leaseback.

The Halsey leases require annual rent payments, payable semi-annually, as follows: for the years 2003 and 2004—$9.6 million; 2005—$9.8 million and 2006—$11.6 million. Beginning in January of 2007 (if the leases have not been terminated by exercise of the early purchase options), two semi-annual payments of $16.6 million and other payments totaling $22.5 million through the end of the lease term in 2012 are required. There are two purchase options under each of the Halsey leases. The aggregate price under the early purchase options in 2007 is fixed at $59.1 million, payable in five installments during 2007. The purchase options at the end of the leases will be at fair market value as determined at the time of the exercise. The leases contain certain restrictive covenants, including a maximum leverage ratio, a minimum net worth requirement and a fixed charge coverage ratio or cash requirement. At December 31, 2002, the Company was in compliance with all of these covenants.

The Company is retiring the long-term obligation through the allocation by the lessee partnership of state pollution control tax credits and other partnership tax attributes to the limited partner over the 12 tax years ending in 2012. The Company is obligated to otherwise repay the long-term obligation if the state pollution control tax credits and other tax attributes are not available to the limited partner as contemplated in the agreement. The stated effective interest rate represents the calculated implicit interest rate on the $10.6 million cash investment of the limited partner based upon the after-tax cash flows of the pollution control tax credits and other tax attributes allocated to the limited partner over the 12 year life of the limited partnership. At December 31, 2002, the Company maintained a $9.8 million letter of credit to support the long-term obligation. The fair value of the long-term obligation, based upon rates currently available for debt with similar terms, was estimated to be $7.6 million at December 31, 2002.

In January 2002, the Company elected to repay the remaining balance of the State of Oregon Small Scale Energy Loan. Accordingly, the Company included this debt in the current portion of long-term debt at December 31, 2001. The Company maintained a $12.4 million letter of credit at December 31, 2001 associated with this note payable. The letter of credit was discontinued upon payment of the debt in January 2002.

8 3/8% Senior Notes

On July 30, 2002, the Company completed the sale of $60 million principal amount of 8 3/8% senior notes due 2013, with net proceeds to the Company of $50.1 million, after discount of $8.2 million and issue expenses of $1.7 million. The 8 3/8% senior notes were priced to yield 10.5 percent and the net proceeds were used to pay down the Company’s revolving bank lines of credit. The notes were offered in a Rule 144A offering to qualified institutional buyers in the United States and to non-U.S. persons outside the United States. The subsequent exchange for registered, publicly tradable notes with substantially identical terms was completed in October 2002. The terms and conditions of the notes are substantially identical to the Company’s existing 8 3/8% debentures due 2013. The Company’s 8 3/8% senior notes and debentures do not have any financial covenants. The total fair value of the 8 3/8% senior notes and debentures was $120.2 million based upon the trading price of the instruments at December 31, 2002.

The annual maturities of long-term debt, excluding the lease financing obligations and related long-term obligation, for the five years subsequent to December 31, 2002 were: 2003—$21.7 million; and 2004 through 2007- none.

6. Other Long-term Liabilities

Other long-term liabilities consist of the following:

	2002	2001
	(thousands)
Reforestation	$10,682	$11,209
Pension liabilities	10,784	6,663
Other postretirement benefits	19,570	17,418
Environmental liabilities	6,667	7,171
Other	2,948	2,033

	$50,651	$44,494

At December 31, 2002 and 2001, the Company classified $1.7 million and $4.2 million, respectively, of environmental liabilities as current liabilities in other accrued liabilities.

7. Pension and Other Postretirement Plans

The Company’s retirement plans consist principally of noncontributory defined-benefit pension plans and postretirement medical and life insurance plans. The pension plans include plans administered by the Company and multi-employer plans administered by various unions.

Certain union employees are covered under multi-employer pension plans. Contributions to these plans are based upon negotiated hourly rates. It is not possible to determine the amount of accumulated benefits or net assets available for benefits that apply solely to Company employees covered by these plans. All other Company participating employees are covered by noncontributory defined-benefit pension plans administered by the Company.

The Company’s funding policy regarding all of its Company-administered pension plans is to make contributions to the plans that are between the minimum amounts required by law and the maximum amounts deductible under current tax regulations. The Company also sponsors unfunded postretirement medical and life insurance plans for certain salaried and non-salaried employees and eligible spouses and dependents of the employees.

The Company sponsors a defined contribution plan to provide substantially all U.S. salaried employees an opportunity to accumulate personal funds for their retirement. Contributions may be made on a before-tax basis. The Company matches a portion of the employee’s contributions in cash to be invested among several investment options at the employee’s discretion. The amounts contributed to the plan for participating employees were $0.8 million for the year 2002 and $0.9 million for the years 2001 and 2000.

The following table sets forth selected financial information regarding the pension and postretirement benefit plans:

	Pension Benefits		Other Postretirement Benefits
	2002	2001	2002	2001
	(thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$70,302	$68,511	$17,148	$15,351
Service cost	3,159	2,314	1,391	493
Interest cost	5,286	5,026	1,275	1,171
Amendments	150	—	—	—
Actuarial (gain) loss	5,227	(405)	6,655	(88)
Acquisition	1,419	430	—	1,099
Benefits paid	(3,981)	(3,664)	(571)	(505)
Foreign currency rate changes	220	(1,910)	49	(373)

Benefit obligation at end of year	$81,782	$70,302	$25,947	$17,148

Change in plan assets:
Fair value of plan assets at beginning of year	$69,612	$86,719	$—	$—
Actual return on plan assets	(2,412)	(12,522)	—	—
Acquisition	—	430	—	—
Employer contributions	1,583	584	571	505
Benefits paid	(3,981)	(3,664)	(571)	(505)
Foreign currency rate changes	209	(1,935)	—	—

Fair value of plan assets at end of year	$65,011	$69,612	$—	$—

Funded status	$(16,771)	$(690)	$(25,947)	$(17,148)
Employer contribution after measurement date	225	273	—	—
Unrecognized net actuarial loss (gain)	17,050	3,474	6,377	(270)
Unrecognized prior service cost	1,050	1,230	—	—
Unrecognized net asset at transition	(34)	(44)	—	—
Additional minimum pension liability adjustment	(1,907)	(439)

Prepaid (accrued) benefit cost	$(387)	$3,804	$(19,570)	$(17,418)

Plans having assets in excess of accumulated benefits
Benefit obligation	$—	$37,027
Fair value of plan assets	—	43,370

Plans having accumulated benefits in excess of assets
Benefit obligation	$81,829	$33,274
Fair value of plan assets	65,011	26,242
	Pension Benefits		Other Postretirement Benefits
	2002	2001	2002	2001
Weighted-average assumptions as of December 31
Discount rate	6.9%	7.4%	6.7%	7.4%
Rate of compensation increase	4.5%	4.5%	4.5%	4.5%
Expected return on plan assets	8.5%	8.5%

For measurement purposes of U.S. postretirement plans, 9.0 percent and 6.5 percent rates of increase were assumed for health care costs in 2002 and 2001, respectively. The rate was assumed to decline in .5 percent decrements every year until it reached 5 percent in 2010 where it remained thereafter. For the Company’s Canadian plans, 6.3 percent and 7.0 percent annual rates of increase were assumed for health care costs in 2002 and 2001, respectively. The rate was assumed to decline over a graded period until it reached 4.2 percent in 2008 where it remained thereafter.

Net periodic pension cost for 2002, 2001 and 2000 was composed of the following:

	Pension Benefits
	2002	2001	2000
	(thousands)
Components of net periodic benefit cost:
Service cost	$3,159	$2,314	$2,365
Interest cost	5,286	5,026	4,987
Expected return on plan assets	(5,924)	(7,225)	(6,968)
Amortization of prior service cost	190	186	76
Amortization of transition amounts	(10)	(28)	23
Recognized net actuarial gain	(20)	(747)	(663)
Settlement gain	—	—	(1,129)
Plan admendment	150	—	—

Net periodic benefit cost for Company administered plans	2,831	(474)	(1,309)
Contributions to multi-employer plans	5,514	4,872	4,686

Net periodic benefit cost	$8,345	$4,398	$3,377

The Company has granted certain former employees pension benefits that supplement the normal Company plans. These benefits are unfunded obligations of the Company, and the accrued benefit cost totaled $1.0 million at December 31, 2002.

At December 31, 2002 and 2001, the Company recorded an additional minimum liability of $1,468,000 and $439,000, respectively, for plans with unfunded accumulated benefit obligations in excess of the unfunded accrued pension cost. Accordingly, a loss of $950,000, and $279,000, net of tax, was recorded in other comprehensive income (loss) in 2002 and 2001, respectively.

Net periodic cost for the Company’s postretirement medical and life insurance plans for 2002, 2001 and 2000 was composed of the following:

	Other Postretirement Benefits
	2002	2001	2000
	(thousands)
Components of net periodic benefit cost:
Service cost	$1,391	$493	$478
Interest cost	1,275	1,171	1,080
Recognized net actuarial (gain) loss	—	(6)	15

Net periodic benefit cost	$2,666	$1,658	$1,573

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
	(thousands)
Effect on total service and interest cost components	$458	$(336)
Effect on postretirement benefit obligation	4,261	(3,411)

8. Stockholders’ Equity

Shareholder Rights Plan

On February 5, 1998, the Company adopted a shareholder rights plan and declared a dividend distribution of one Right for each outstanding share of Common Stock. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of Series A Junior Participating Preferred Stock at a purchase price of $70, subject to adjustment. The Rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15% of the Common Stock. If a person or group acquires 15% of the Common Stock, each Right will be adjusted to entitle its holder to receive, upon exercise, Common Stock (or, in certain circumstances, other assets of the Company) having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on April 24, 2008 and may be redeemed by the Company for $0.001 per Right. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.

Stock Option Plans

The Company maintains three stock option plans and accounts for all options under APB Opinion No. 25 and related interpretations, under which no compensation expense has been recognized in the Consolidated Statements of Operations. The Company has a stock option plan (Option Plan) for officers and key employees. This plan is administered by the Compensation Committee of the Board of Directors. The Committee is composed of outside Directors who are not eligible for awards under this plan. The Company also has a non-employee director stock option plan (Director Plan). At December 31, 2002, shares available for future grants under these plans totaled 418,400. Additionally, the Company has a non-employee director stock retainer fee plan (Retainer Plan). At December 31, 2002, shares available for future grants under this plan totaled 180,800.

The Option Plan provides for granting both incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock at prices not less than 85 percent of fair market value at grant date; however, stock options are generally granted at fair market value at grant date. Options are exercisable as stated in each individual grant and vest over a five-year period; however, no option may extend beyond ten years from the date of grant.

The Director Plan provides for automatic option grants at designated intervals to non-employee directors over their period of continued service on the Board of Directors. Such options are granted at 100 percent of fair market value on the date of grant. Options are immediately exercisable and have a ten-year term.

The Retainer Plan permits non-employee directors to apply all or a portion of their annual retainer fees to the acquisition of options to purchase shares of the Company’s common stock. The number of shares covered by such options is determined by dividing the amount of retainer fees to be applied by the Black-Scholes formula value for the option. Such options are granted at 100 percent of fair market value on the date of grant. Options are immediately exercisable and have a ten-year term.

A summary of the stock options outstanding at December 31, 2002, 2001 and 2000 and changes during the years then ended in the number of shares (Shares) and the weighted average exercise price (Price) is presented below:

	2002		2001		2000
	Shares	Price	Shares	Price	Shares	Price
	(shares in thousands)
Outstanding at beginning of year	1,370	$15	1,176	$15	1,054	$15
Granted	238	14	296	15	278	16
Exercised	(21)	7	(1)	15	(114)	15
Canceled	(67)	18	(101)	17	(42)	23

Outstanding at end of year	1,520	15	1,370	15	1,176	15

Exercisable at year-end	877	15	742	16	399	16

Weighted average fair value of options granted during year	$4.45		$5.07		$5.21

The fair value of options granted in 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 4.7, 5.1 and 6.6 percent; dividend yields of 4.3, 5.0 and 5.5 percent; and expected volatility of 46, 55 and 50 percent. Expected option lives of six years were assumed. The following table summarizes information about stock options outstanding at December 31, 2002:

	Range of exercise prices
	$5-$11	$12-$20	$21-$30	Total
	(shares in thousands)
Options outstanding:
Number outstanding	233	1,232	55	1,520
Remaining contractual life in years	6.0	6.1	1.9	5.9
Weighted average exercise price	$8	$15	$29	$15
Options exercisable:
Number exercisable	143	679	55	877
Weighted average exercise price	$8	$16	$29	$15

In 2000, restricted shares of 30,280 were awarded to Michael Flannery, the Company’s Chief Executive Officer, at no cost based on stock price targets established under the award. Ten percent of the shares vest on the date of issuance and 10 percent will vest on each anniversary thereof. At December 31, 2002, unvested restricted shares totaled 21,196.

9. Commitments and Contingencies

Minimum Rental Commitments

The Company leases certain equipment, including computers, automobiles and other mobile equipment, that are classified as operating leases. It also leases office space for its corporate administrative and sales functions. Rent expense for operating leases was $4.4 million in 2002, $4.1 million in 2001 and $4.5 million in 2000. For operating leases with remaining terms of more than one year, the minimum lease payment requirements were $3.3 million for 2003, $2.5 million for 2004, $1.7 million for 2005, $1.4 million for 2006, and $1.1 million for 2007, with total payments thereafter of $1.3 million.

Guarantees

In connection with the sale/leaseback of the Halsey pulp mill and ClO2 facility (see Note 5. Debt), the Company agreed to indemnify certain other participants in the financings against the loss, on an after-tax basis, of certain tax items, including Oregon pollution control tax credits. At December 31, 2002, the maximum potential future payments that could be required under these guarantees were $14.0 million, and the amount recorded as liabilities related to these guarantees was $12.1 million. The Company’s indemnity obligations with respect to these tax items continue while the relevant tax years of the indemnified parties remain open to audit; provided, however, that with respect to $10.6 million of the potential payments, the Company’s obligation expires if a claim for indemnity is not asserted on or before March 15, 2016.

In connection with the divestiture of a former business, the Company is secondarily liable for certain payments to a third party in the event the buyer fails to make such payments. The Company’s potential obligation under this arrangement expires December 31, 2003. The potential future liability, if any, cannot be estimated at this time. The Company has no recorded liability for this potential obligation.

Collective Bargaining Agreements

Most of the Company’s hourly workforce in its Canadian pulp and sawmill operations are covered by collective bargaining agreements that are scheduled to expire in the second quarter of 2003. The Company does not anticipate a significant impact to its operations as a result of negotiations and renewal of these contracts.

Litigation

The Company is a party to legal proceedings and environmental matters generally incidental to the business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the Company believes that any ultimate outcome resulting from these proceedings and matters would not have a material effect on the current financial position, liquidity or results of operations; however, in any given future reporting period, such proceedings or matters could have a material effect on results of operations.

Import Duties

Approximately 80 percent of the Company’s current lumber capacity is located in British Columbia, Canada. Between April 1996 and April 2001, exporters of softwood lumber from Canada to the U.S. were subject to tariffs on lumber volumes in excess of defined tariff-free volumes under the Canada-U.S. Softwood Lumber Agreement (SLA). Upon expiration of the SLA on April 1, 2001, petitions for the imposition of antidumping duties (ADD) and countervailing duties (CVD) on softwood lumber from Canada were filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC), by certain U.S. industry and trade groups. In response to the petitions, the ITC conducted a preliminary injury investigation and on May 16, 2001, determined that there was a reasonable indication that the lumber industry in the United States was threatened with material injury by reason of softwood lumber imports from Canada. In May 2002, the ITC finalized its ruling on the imposition of ADD and CVD on softwood lumber from Canada, and, based on the DOC’s final determination of ADD and CVD rates, the Company is currently subject to a combined import duty rate of 27.22 percent, effective as of May 22, 2002.

Approximately one year following the publication of the final order, and annually thereafter for a total of five years, the DOC will conduct reviews to determine whether Canada continued to subsidize softwood logs and whether the Canadian companies engaged in dumping and, if so, the appropriate CVD and ADD rates to impose. At the end of the five years, both the CVD and ADD will be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur.

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

The ITC’s final ruling is subject to further reviews by panels of the World Trade Organization and under NAFTA and, accordingly, it is possible that the lumber import duties may change as a result of a negotiated settlement between the Canadian and U.S. governments. Any adjustments to the financial statements resulting from a change in duty rates will be made prospectively if such events occur.

Environmental Matters

The Company is currently participating in the investigation and environmental remediation of several sites where the Company currently conducts or previously conducted business. The ultimate costs to the Company for the investigation, remediation and monitoring of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Remediation costs incurred are charged against the reserves. The Company has assumed it will bear the entire cost of remediation at these sites.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site and surrounding area at Port Gamble, Washington. The Company is responsible for environmental remediation costs related to five landfills used by the Company that contain wood debris and industrial wastes. WDOE has also requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. The Company is working with WDOE and completed the bay sediment characterization in 2002. The Company has submitted closure plans of the landfills to WDOE. As of December 31, 2002, four landfills have been closed and three landfills have received “no further action” letters from WDOE. The final remediation steps at the remaining landfill are expected to be completed in the first half of 2003. The reserve balance for this site was $1.9 million at December 31, 2002, compared with $6.7 million at December 31, 2001, and represented the low end of the range of estimated future remediation and monitoring costs at this site. The decrease reflected a $2.8 million reduction in the reserve to incorporate new information on this site concerning remediation alternatives and updates on prior cost estimates. In addition, $2.0 million of costs incurred in 2002 to remediate the site were charged against the reserve. The Company expects the majority of the remaining remediation costs to be incurred in 2003 and expects to incur monitoring costs through 2013.

In June 2002, the Company was requested by British Columbia environmental authorities, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to prepare a remediation plan for this pond. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. Based on preliminary findings, the Company recorded a $2.0 million reserve (representing the low end of the range of estimated future remediation costs) in the second quarter of 2002 as an adjustment of the acquisition cost for the June 15, 2001 acquisition of the Mackenzie pulp mill. The reserve is for the estimated costs of dredging and relining the pond. The Company charged $0.1 million of costs related to this site against the reserve and currently expects the majority of the remediation costs to be incurred in 2005 through 2007.

In 1992, the Oregon Department of Environmental Quality, based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site in St. Helens, Oregon formerly owned by the Company requires further action. The Company is currently participating in the investigation phase of this site. The reserve balance for this site was $3.7 million at December 31, 2002, compared with $3.5 million at December 31, 2001, and represented the low end of the range of estimated future remediation and monitoring costs at this site. This increase resulted from the incorporation of new information on this site, primarily related to additional sediment investigation. In addition, the Company charged $0.1 million of costs incurred in 2002 related to this site against the reserve. The Company currently expects the majority of the remediation costs to be incurred in 2006, with post-remediation monitoring costs to begin in 2007 and to continue for 15 to 20 years.

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

10. Acquisition

On June 15, 2001, the Company acquired the Mackenzie pulp mill from Norske Skog Canada, in a transaction accounted for as a purchase, for approximately $80.4 million U.S. in cash, 1,750,000 shares of Company common stock and the assumption of $22.9 million of liabilities. The Company’s common shares were assigned a value of $12.45, based on the average closing price of Company common stock over a reasonable period of time around the announcement date (March 29, 2001) of the transaction. Mackenzie is a single-line pulp mill with an annual capacity of 230,000 metric tons of northern bleached kraft chip and sawdust pulp. The results of Mackenzie are included in the consolidated financial statements from the date of acquisition.

The purchase price of Mackenzie was calculated as follows:

(thousands)
Company common shares issued	1,750
Multiplied by the average market price	$12.45

Value of common shares issued	$21,788
Cash	80,444

Total	102,232
Direct acquisition costs	2,148

Total purchase price	$104,380

The purchase price, including direct acquisition costs, was allocated to the assets and liabilities of Mackenzie based upon determination of their fair value as indicated below.

(thousands)
Current assets, other than cash	$28,217
Property, plant and equipment	99,091
Other assets	8
Current liabilities	(9,246)
Other liabilities	(13,690)

Total purchase price	$104,380

The following unaudited pro forma information for the periods set forth below gives effect to the transaction as if the Mackenzie purchase had occurred as of the beginning of each respective year after giving effect to certain adjustments. The pro forma information is not necessarily indicative of what the actual operating results would have been had the transaction occurred on the dates indicated and does not purport to indicate future results of operations. In addition, the pro forma information does not reflect any cost savings or other synergies resulting from the transaction.

	2001	2000
	(thousands except per share)
	(unaudited)
Revenues	$549,824	$707,259
Net income (loss)	(28,254)	40,566
Basic net income (loss) per share	(1.71)	2.53
Diluted net income (loss) per share	(1.71)	2.49

11. Segment Information

The Company is a manufacturer of pulp and lumber, with operations in the U.S. and in Western Canada. The Company classifies its business into two operating segments: pulp and wood products. The two operating segments were identified as distinct segments based upon the difference in products and the manner in which the operations are managed.

Pulp manufactures a broad range of pulp utilizing both wood chips and sawdust as fiber sources. Pulp is sold primarily to end users in U.S., Europe, Canada and Asia.

Wood products manufactures standardized and specialty lumber and sells residual wood chips. Lumber products are sold mainly in the U.S. and Canada to wholesalers, and wood chips are sold to manufacturers of pulp.

The accounting policies of the operating segments are the same as those described in Note 1. Accounting Policies. The Company evaluates performance based on profit or loss before income taxes. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	2002	2001	2000
	(thousands)
Revenues
Pulp	$322,941	$291,105	$348,156
Wood products	223,392	208,122	231,896

Total operating segments	$546,333	$499,227	$580,052

EBITDA
Pulp	$5,422	$4,417	$88,463
Wood products	24,407	6,137	18,104

Total operating segments	29,829	10,554	106,567
Corporate	(9,003)	(10,095)	(10,527)

	$20,826	$459	$96,040

Depreciation and amortization expense
Pulp	$26,719	$22,767	$24,180
Wood products	7,250	7,122	7,014

Total operating segments	33,969	29,889	31,194
Corporate	1,362	951	718

	$35,331	$30,840	$31,912

Income (loss) before taxes
Pulp	$(21,297)	$(18,350)	$64,283
Wood products	17,157	(985)	11,090

Total operating segments	(4,140)	(19,335)	75,373
Corporate	(10,365)	(11,046)	(11,245)
Interest expense, net	(17,586)	(12,563)	(8,444)

	$(32,091)	$(42,944)	$55,684

	2002	2001	2000
	(thousands)
Total assets at year-end
Pulp	$366,919	$378,723	$296,565
Wood products	93,667	110,010	116,169

Total operating segments	460,586	488,733	412,734
Corporate	43,802	50,744	45,453

	$504,388	$539,477	$458,187

Capital expenditures
Pulp	$12,732	$12,194	$40,843
Wood products	2,837	5,036	8,796

Total operating segments	15,569	17,230	49,639
Corporate	1,764	1,622	952

	$17,333	$18,852	$50,591

Revenues by geographic region(1)
United States	$259,783	$257,872	$274,765
Europe	129,567	105,990	154,683
Other	156,983	135,365	150,604

	$546,333	$499,227	$580,052

Properties by geographic region
United States	$81,426	$89,674	$99,479
Canada	222,921	228,387	148,381

	$304,347	$318,061	$247,860

(1)	Revenues are reported by the location of the customer.

12. Quarterly Information (Unaudited)

The following quarterly information is unaudited, but includes all adjustments which management considers necessary for a fair representation of such information. For interim quarterly statements, income taxes were estimated using the best available information for projected results for the entire year.

	Quarter
	First	Second	Third	Fourth	Year
	(thousands except per share)
2002
Revenues	$125,503	$143,919	$138,555	$138,356	$546,333
Gross profit (loss)(1)	1,265	11,043	5,596	(6,819)	11,085
Net income (loss)	(5,754)	260	(3,577)	(11,879)	(20,950)
Per Common Share
Basic and diluted net income (loss)	$(.37)	$.02	$(.23)	$(.76)	$(1.34)
Dividends	.15	.15	.15	.15	.60
Stock Price
High	15.82	18.75	19.09	14.37	19.09
Low	13.21	13.37	11.40	9.50	9.50
2001
Revenues	$116,117	$108,241	$137,906 (2)	$136,963 (2)	$499,227
Gross profit (loss)(1)	3,591	1,397	(4,604)	(4,420)	(4,036)
Net loss	(2,960)	(4,858)	(9,147)	(7,940)	(24,905)
Per Common Share
Basic and diluted net income (loss)	$(.21)	$(.34)	$(.59)	$(.51)	$(1.68)
Dividends	.15	.15	.15	.15	.60
Stock Price
High	16.44	15.82	14.71	14.25	16.44
Low	11.96	11.78	11.17	12.30	11.17

(1)	Gross profit is revenues less cost of sales.
(2)	Restated from previously reported amounts to properly reflect intercompany transactions. The effect was to decrease sales and cost of sales by $4.4 million in the third quarter of 2001 and increase sales and cost of sales by the same amount in the fourth quarter of 2001.

In the first quarter of 2002, the Company included $2.9 million of charges for lumber import duties and a credit of $7.2 million for the reversal of duties accrued in 2001. The 2002 second quarter included $1.2 million of charges for duties and a credit of $8.4 million for the reversal of charges accrued in 2001 and a credit of $2.9 million for charges accrued in the first quarter of 2002. The 2002 third quarter included charges of $6.7 million, and the 2002 fourth quarter included charges of $6.2 million for duties. The total impact from duties in 2002 was a net reversal of $1.5 million, including current year charges of $14.1 million, net of $15.6 million of credits related to the reversal of charges accrued in 2001. The third and fourth quarters of 2001 included charges for duties of $10.2 million and $5.4 million, respectively.

In the fourth quarter of 2002, the Company reduced its reserves for environmental remediation liabilities by $2.6 million. The reduction was based on new information and updates on prior cost estimates. In addition, the Company reduced its related receivable from insurance carriers by $0.9 million, for a net reduction to selling, general and administrative costs of $1.7 million. The Company also recognized a $1.0 million charge to settle litigation with the U.S. government.

The tax provision and net income in the fourth quarter of 2001 included $1.1 million of state pollution control credits that became realizable as the result of the sale/leaseback of the Halsey mill chlorine dioxide facility in December 2001. The tax provision and net income in the fourth quarter of 2001 also recognized a $1.7 million benefit due to a reduction in the British Columbia corporate tax rate from 16.5 percent to 13.5 percent.

In January 2003, the Company’s Board of Directors decreased the quarterly dividend from 15 cents per share to 8 cents per share due to continued losses through 2002 resulting from the extended economic downturn and the burden of lumber import duties.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Pope & Talbot, Inc.:

We have audited the accompanying consolidated balance sheet of Pope & Talbot, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Pope & Talbot, Inc. as of December 31, 2001, and for the two-year period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 22, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pope & Talbot, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Portland, Oregon

January 23, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Pope & Talbot, Inc.

We have audited the accompanying consolidated balance sheets of Pope & Talbot, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Pope & Talbot, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2000, the Company changes its method for valuation of fiber in wood chip, log and pulp inventories of the Harmac pulp operations from the first-in, first-out method to the last-in, first-out method.

Arthur Andersen LLP

Portland, Oregon

January 22, 2002

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN AND IS INCLUDED HEREIN PURSUANT TO RULE 2-02(e) OF REGULATION S-X OF THE SECURITIES AND EXCHANGE COMMISSION.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 14, 2002, Arthur Andersen LLP (Andersen) was indicted on federal obstruction of justice charges arising from the federal government’s investigation of Enron Corp. On June 15, 2002, Arthur Andersen was found guilty of these charges.

On May 23, 2002, on recommendation of the Audit Committee of the Company’s Board of Directors, the Company’s Board of Directors dismissed Andersen as the Company’s independent public accountants and engaged KPMG LLP (KPMG) to audit the consolidated financial statements of the Company for the fiscal year 2002. KPMG has not audited any of the Company’s financial statements for year-ends prior to December 31, 2002 and therefore is unable to express an opinion on any prior years’ financial information.

During the Company’s fiscal years ended December 31, 2001 and 2000, and during the subsequent interim period through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K. Andersen’s reports on the Company’s consolidated financial statements for Company’s fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through the date of Andersen’s dismissal, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The Company has not been able to obtain, after reasonable efforts, the written consent of Andersen to the incorporation by reference in the Company’s previously filed Form S-8 Registration Statements of Andersen’s report on the 2001 and 2000 financial statements included in this annual report, as required by the Securities Act of 1933. Therefore, in reliance on Rule 437a promulgated under the Securities Act of 1933, the Company has dispensed with the requirement to file a written consent from Andersen with this annual report. The previously filed Form S-8 Registration Statements relate to the Company’s employee and director stock option plans. As a result, the ability of persons who exercise options under those plans to assert claims against Andersen may be limited. Because the Company has not been able to obtain the written consent of Andersen, such persons will not be able to recover against Andersen under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in Andersen’s report or the financial statements covered thereby or any omissions to state a material fact required to be stated therein.

PART III

Item 10. Directors and Executive Officers

The information required by Item 10 of Part III is presented as a separate item entitled “Executive Officers of the Registrant Who are Not Directors” in Part I, Item 4 of this Report on Form 10-K and under the items entitled “Certain Information Regarding Directors and Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 2, 2003. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled “Director Remuneration” and “Executive Compensation and Other Information” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 2, 2003. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of Part III is presented under the items entitled “Security Ownership of Management,” “Beneficial Ownership of Over 5 percent of Pope & Talbot Common Stock,” and “Equity Compensation Plan Information” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 2, 2003. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

The following financial statements of the Company are included in this report:

Consolidated balance sheets at December 31, 2002 and 2001

Consolidated statements of operations for years ended December 31, 2002, 2001 and 2000.

Consolidated statements of stockholders’ equity for years ended December 31, 2002, 2001 and 2000.

Consolidated statements of cash flows for years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements

Independent Auditors’ Report—KPMG LLP

Report of Independent Public Accountants—Arthur Andersen LLP

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

3.1.	Restated Certificate of Incorporation.

3.2.	Bylaws. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 24, 2000 (SEC File No. 1-7852)).

4.1.

Indenture, dated June 2, 1993, between the Company and Chemical Trust Company of California as Trustee with respect to the Company’s 8-3/8% Debentures due 2013. (Incorporated herein by reference to Exhibit 4.1 to the Company’s registration statement on Form S-3 filed with the SEC on April 6, 1993 (SEC File No. 33-60640)).

4.2.

Rights Agreement, dated as of April 3, 1998, between the Company and Chase Mellon Shareholder Services, L. L. C., as rights agent. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 1998 (SEC File No. 1-7852)).

4.3.

Amended and Restated Participation Agreement dated as of December 27, 2001 among the Company, SELCO Service Corporation, the Note Purchasers named therein, Wilmington Trust Company and First Security Bank, National Association. (Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC file No. 1-7852)).

4.4.

Amended and Restated Facility Lease between the Company and Wilmington Trust Company dated December 27, 2001. (Incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC file No. 1-7852))

4.5.	Amendment dated December 13, 2002 to Amended and Restated Facility Lease between the Company and Wilmington Trust Company.

4.6.

Indenture dated July 30, 2002, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, with respect to the Company’s 8 3/8% Senior Notes due 2013. (Incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002 (SEC File No. 1-7852)).

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of agreements relating to other long-term debt.

10.1.	Executive Compensation Plans and Arrangements

10.1.1.

Employee Stock Option Plan, as amended April 26, 2001. (Incorporated herein by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC file No. 1-7852)).

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

10.1.6.

1996 Non-Employee Director Stock Option Plan, as amended April 26, 2001. (Incorporated herein by reference to Exhibit 10.1.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC File No. 1-7852)).

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

10.1.9.

Restricted Stock Award Agreement entered into on April 26, 2001 effective as of September 9, 1999 between the Company and Michael Flannery. (Incorporated herein by reference to Exhibit 10.1.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC File No. 1-7852)).

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

10.8.

First Amending Agreement to Credit Agreement dated June 15, 2001, between the Company and Toronto-Dominion Bank, Bank of Montreal and The Bank of Nova Scotia, dated May 22, 2002. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002 (SEC File No. 1-7852)).

21.1.	List of subsidiaries.

23.1.	Consent of KPMG LLP.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 28th day of February, 2003.

POPE & TALBOT, INC.

By:	/s/ Michael Flannery
Michael Flannery Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Michael Flannery	Chairman of the Board, President and Chief Executive Officer
Michael Flannery

/s/ Gordon P. Andrews	Director
Gordon P. Andrews

/s/ David J. Barram	Director
David J. Barram

/s/ Charles Crocker	Director
Charles Crocker

/s/ Lionel G. Dodd	Director
Lionel G. Dodd

/s/ Robert G. Funari	Director
Robert G. Funari

/s/ Kenneth G. Hanna	Director
Kenneth G. Hanna

/s/ Robert Stevens Miller, Jr.	Director
Robert Stevens Miller, Jr.

/s/ Peter T. Pope	Director
Peter T. Pope

/s/ Maria M. Pope	Vice President and Chief Financial Officer
Maria M. Pope

/s/ Gerald. L. Brickey	Financial Controller
Gerald. L. Brickey

CERTIFICATION

I, Michael Flannery, Chairman, President and Chief Executive Officer of Pope & Talbot, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Pope & Talbot, Inc. (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ Michael Flannery
Chairman, President and Chief Executive Officer

CERTIFICATION

I, Maria M. Pope, Vice President and Chief Financial Officer of Pope & Talbot, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Pope & Talbot, Inc. (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ Maria M. Pope
Vice President and Chief Financial Officer