Form 10-K/A
period 2002-12-31
POPE & TALBOT INC /DE/
filed 2003-03-06
CIK 311871

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

The sole purpose of this Form 10-K/A Amendment No. 1 is to correct an error in one number included in the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 3, 2003. This error resulted from an unauthorized change made by the registrant’s EDGAR filing agent in the final draft of the 10-K prior to filing. The total stockholders’ equity at December 31, 2001 in the consolidated balance sheets on page 32 of the original Form 10-K is hereby corrected to read $172,113,000 instead of the incorrect figure of $172,413,000.

POPE & TALBOT, INC.

2002 FORM 10-K/A

		PAGE

PART II

Item 8.	Financial Statements and Supplementary Data	1

PART IV

Item 15.	Exhibits, Financial Statements Schedules and Reports on Form 10-K	27

Signatures		31

Certifications		32

Item 8. Financial Statements and Supplementary Data

Pope & Talbot, Inc.

Consolidated Balance Sheets

	December 31
	2002	2001
	(thousands except per share)
Assets
Current assets:
Cash and cash equivalents	$4,240	$18,463
Short-term investments	101	110
Accounts receivable (less allowance of $3,043 in 2002 and 2001)	59,540	64,812
Inventories	93,319	98,256
Prepaid expenses	6,465	4,573
Deferred income taxes	4,053	10,727

Total current assets	167,718	196,941
Properties:
Plant and equipment	597,864	578,809
Accumulated depreciation	(300,927)	(268,283)

	296,937	310,526
Land and timber cutting rights	7,410	7,535

Total properties	304,347	318,061
Other assets:
Deferred income tax assets, net	13,081	4,828
Prepaid pension costs	9,351	9,239
Other	9,891	10,408

Total other assets	32,323	24,475

	$504,388	$539,477

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$26,824	$17,786
Accounts payable	41,912	33,021
Accrued payroll and related taxes	17,173	14,021
Accrued lumber import duties	1,324	15,567
Other accrued liabilities	16,730	22,446

Total current liabilities	103,963	102,841
Long-term liabilities:
Long-term debt, net of current portion	205,922	220,029
Other long-term liabilities	50,651	44,494

Total long-term liabilities	256,573	264,523
Stockholders’ equity:
Preferred stock, $10 par value: 1,500,000 shares authorized; none issued	—	—
Common stock, $1 par value: 20,000,000 shares authorized; 17,207,106 and 17,207,095 shares issued	17,207	17,207
Additional paid-in capital	68,014	68,353
Retained earnings	108,901	139,228
Accumulated other comprehensive income (loss)	(25,718)	(27,533)
Common stock held in treasury, at cost, 1,569,324 and 1,590,406	(24,552)	(25,142)

Total stockholders’ equity	143,852	172,113

	$504,388	$539,477

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

3.1.	Restated Certificate of Incorporation. (Filed with original 2002 Annual Report on Form 10-K on March 3, 2003).

3.2.	Bylaws. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 24, 2000 (SEC File No. 1-7852)).

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

4.5.	Amendment dated December 13, 2002 to Amended and Restated Facility Lease between the Company and Wilmington Trust Company. (Filed with original 2002 Annual Report on Form 10-K on March 3, 2003).

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

21.1.	List of subsidiaries. (Filed with original 2002 Annual Report on Form 10-K on March 3, 2003).

23.1.	Consent of KPMG LLP. (Filed with original 2002 Annual Report on Form 10-K on March 3, 2003).

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 5th day of March, 2003.

POPE & TALBOT, INC.

By:	/s/ Maria M. Pope
Maria M. Pope Vice President and Chief Financial Officer

CERTIFICATION

I, Michael Flannery, Chairman, President and Chief Executive Officer of Pope & Talbot, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K/A Amendment No. 1 of Pope & Talbot, Inc. (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: March 5, 2003

/s/ Michael Flannery
Chairman, President and Chief Executive Officer

CERTIFICATION

I, Maria M. Pope, Vice President and Chief Financial Officer of Pope & Talbot, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K/A Amendment No. 1 of Pope & Talbot, Inc. (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: March 5, 2003

/s/ Maria M. Pope
Vice President and Chief Financial Officer