Form 10-Q
period 2003-03-31
POPE & TALBOT INC /DE/
filed 2003-05-02
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Common stock, $1 par value—15,638,438 shares as of April 19, 2003.

		Page No.
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Consolidated Balance Sheets—March 31, 2003 and December 31, 2002	3

	Consolidated Statements of Operations—Three Months Ended March 31, 2003 and 2002	4

	Consolidated Statements of Cash Flows—Three Months Ended March 31, 2003 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	23

ITEM 2.	Changes in Securities and Use of Proceeds	*

ITEM 3.	Defaults Upon Senior Securities	*

ITEM 4.	Submission of Matters to a Vote of Security Holders	*

ITEM 5.	Other Information	*

ITEM 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

CERTIFICATIONS		25

*Omitted since no answer is called for, answer is in the negative or inapplicable.

ITEM 1.    Financial Statements

POPE & TALBOT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,055	$4,240
Short-term investments	101	101
Accounts receivable	74,266	59,540
Inventories	95,826	93,319
Prepaid expenses	4,913	6,465
Deferred income taxes	3,900	4,053

Total current assets	187,061	167,718
Properties:
Plant and equipment	625,541	597,864
Accumulated depreciation	(319,867)	(300,927)

	305,674	296,937
Land and timber cutting rights	7,677	7,410

Total properties, net	313,351	304,347
Other assets:
Deferred income tax assets, net	16,634	13,081
Prepaid pension costs	9,093	9,351
Other	8,562	9,891

Total other assets	34,289	32,323

	$534,701	$504,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28,507	$26,824
Accounts payable	38,835	41,912
Accrued payroll and related taxes	18,632	17,173
Accrued lumber import duties	1,016	1,324
Other accrued liabilities	26,626	20,783

Total current liabilities	113,616	108,016
Long-term liabilities:
Long-term debt, net of current portion	225,812	205,922
Other long-term liabilities	49,964	46,598

Total long-term liabilities	275,776	252,520
Stockholders’ equity:
Preferred stock	—	—
Common stock	17,208	17,207
Additional paid-in capital	68,028	68,014
Retained earnings	100,003	108,901
Accumulated other comprehensive income (loss)	(15,378)	(25,718)
Common stock held in treasury, at cost	(24,552)	(24,552)

Total stockholders’ equity	145,309	143,852

	$534,701	$504,388

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2003	2002
	(thousands except per share)
Revenues:
Pulp	$93,392	$71,816
Wood products	54,834	53,687

Total	148,226	125,503
Costs and expenses:
Cost of sales:
Pulp	90,210	79,989
Wood products	57,275	44,249
Selling, general and administrative	6,892	6,366

	154,377	130,604

Operating income (loss)	(6,151)	(5,101)
Interest expense, net	(5,263)	(3,890)

Loss before income taxes	(11,414)	(8,991)
Income tax benefit	3,767	3,237

Net loss	$(7,647)	$(5,754)

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2003	2002
	(thousands)
Cash flow from operating activities:
Net loss	$(7,647)	$(5,754)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,819	8,745
Gain on sale of property	(914)	—
Deferred tax provision	(5,691)	(3,793)
Noncash lumber import duties	—	(4,243)
Decrease (increase) in working capital:
Accounts receivable	(14,726)	4,772
Inventories	(2,507)	(5,038)
Prepaid expenses and other assets	4,420	420
Accounts payable and accrued liabilities	2,884	8,416
Current income taxes payable	1,033	1,703
Other liabilities	(55)	490

Net cash provided by (used for) operating activities	(13,384)	5,718
Cash flow from investing activities:
Proceeds from maturities of short-term investments	—	1
Capital expenditures	(2,161)	(2,334)
Proceeds from sale of properties and equipment	940	6

Net cash used for investing activities	(1,221)	(2,327)
Cash flow from financing activities:
Proceeds from long-term debt	21,594	8,000
Repayment of long-term debt	(1,938)	(15,101)
Exercise of stock options	15	49
Cash dividends	(1,251)	(2,343)

Net cash provided by (used for) financing activities	18,420	(9,395)

Increase (decrease) in cash and cash equivalents	3,815	(6,004)
Cash and cash equivalents at beginning of period	4,240	18,463

Cash and cash equivalents at end of period	$8,055	$12,459

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Income tax provisions for interim periods are based on the current best estimate of earnings for the full year. In situations where losses incurred in interim periods at the beginning of the year are expected to be offset by earnings in subsequent interim periods, and the estimated tax rate for the year would not be reliable if a small change in income was considered likely to occur, the Company uses an effective tax rate approximating its statutory rates adjusted for the impact of permanent differences and tax credits. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications have been made to the balance sheet at December 31, 2002 to conform to the current year’s presentation. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Accounting Pronouncements Implemented

In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143, effective January 1, 2003, addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the new statement, the Company is required to record the fair value of a liability (discounted) for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the expected useful life of the asset. This statement changed the Company’s accounting for landfill closure costs and reforestation liabilities.

Accordingly, as of January 1, 2003, the Company adjusted the carrying value of liabilities, previously recorded on a non-discounted basis, for reforestation and certain landfill closure costs and recorded liabilities (discounted) and the associated asset and accumulated depreciation for landfill closure costs not previously accrued. The increase to total properties, net of accumulated depreciation was $.3 million and the net increase to total liabilities was $.5 million. The cumulative effect of adopting this standard was not material to the Company’s results of operations and the net impact was included in cost of goods sold in the first quarter of 2003.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(Unaudited)

2.     Net Loss Per Share

The computation of basic earnings per share is based on net income or loss and the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. For the first quarters of 2003 and 2002, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted were the same.

The following table summarizes the computation of diluted net income per share:

	Three months ended March 31,
	2003	2002
	(thousands except per share)
Weighted average shares outstanding	15,618	15,596
Effect of stock plans	—	—

Weighted average shares outstanding	15,618	15,596

Net loss	$(7,647)	$(5,754)

Basic and diluted net loss per common share	$(.49)	$(.37)

Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.25 to $30.38 per share, averaged 1,524,000 and 1,410,000 for the three months ended March 31, 2003 and 2002, respectively. Due to the net loss incurred for the first quarters of 2003 and 2002, no options outstanding were included in the calculations of diluted loss per share.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement provided alternative methods of transition for a voluntary change from the intrinsic value method of accounting for stock-based employee compensation to the fair value method.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(Unaudited)

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

	Three months ended March 31,
	2003	2002
	(thousands except per share)
Net loss, as reported	$(7,647)	$(5,754)
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(168)	(166)

Pro forma net loss	$(7,815)	$(5,920)

Basic and diluted net loss per share:
As reported	$(.49)	$(.37)
Pro forma	$(.50)	$(.38)

The Company has followed the practice of using treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to a stock option plan, the difference between the exercise price and the cost of treasury shares is recorded as an increase or decrease to additional paid-in capital.

3.     Inventories

	March 31, 2003	December 31, 2002
	(thousands)
Pulp	$25,126	$26,774
Lumber	18,434	15,171
Saw logs	21,436	22,014
Pulp logs, chips and sawdust	12,094	11,784
Chemicals and supplies	19,989	18,880
LIFO reserve	(1,253)	(1,304)

	$95,826	$93,319

The portion of inventories determined using the last-in, first-out (LIFO) method aggregated $19.3 million and $19.9 million using the average cost method, which approximates the FIFO basis, at March 31, 2003 and December 31, 2002, respectively.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(Unaudited)

4.     Comprehensive Income (Loss)

Comprehensive income (loss) measures all changes in equity, including net income (loss), of the Company that result from recognized transactions and other economic events other than transactions with shareholders. Comprehensive loss was as follows:

	Three months ended March 31,
	2003	2002
	(thousands)
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	$10,340	$(266)
Change in unrealized loss on cash flow hedging derivatives, net of tax	—	1,287

Total	10,340	1,021
Net loss	(7,647)	(5,754)

Comprehensive income (loss)	$2,693	$(4,733)

5.     Segment Information

The Company classifies its business into two operating segments: pulp and wood products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was as follows:

	Three months ended March 31,
	2003	2002
	(thousands)
Revenues
Pulp	$93,392	$71,816
Wood products	54,834	53,687

Total operating segments	$148,226	$125,503

Depreciation and amortization
Pulp	$7,234	$6,654
Wood products	2,283	1,797

Total operating segments	9,517	8,451
Corporate	302	294

	$9,819	$8,745

Income (loss) before taxes
Pulp	$182	$(10,720)
Wood products	(3,650)	8,325

Total operating segments	(3,468)	(2,395)
Corporate	(2,683)	(2,706)
Interest expense, net	(5,263)	(3,890)

	$(11,414)	$(8,991)

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(Unaudited)

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

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return to the Crown 20 percent of their total allowable annual cut over 200,000 cubic meters (which would result in an approximately 16 percent decrease in the Company’s allowable annual cut). The Plan states that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations and the other half will be available for public auction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s allowable annual cut and the amount of related compensation. The Company will record the compensation to be received by it under the Plan at the time the amount to be recorded is estimable. The Company cannot predict what effect, if any, implementation of the Plan will have on the cost or supply of logs to its Canadian sawmills or the cost or supply of chips and sawdust to its Canadian pulp mills.

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

In May 2002, the ITC finalized its ruling on the imposition of ADD and CVD on softwood lumber from Canada, and based on the DOC’s final determination of ADD and CVD rates, the Company is currently subject to the combined import duty rate of 27.22 percent, effective as of May 22, 2002. In the first quarter of 2003, the Company incurred $6.4 million of CVD and ADD on lumber shipments into the U.S. In the first quarter of 2002, the Company accrued $2.9 million of ADD on lumber shipments into the U.S. and reversed at total of $7.2 million of previously accrued CVD and ADD based on changes in preliminary determinations of the DOC.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(Unaudited)

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

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site and surrounding area at Port Gamble, Washington. The Company is responsible for environmental remediation costs related to five landfills used by the Company that contain wood debris and industrial wastes. WDOE has also requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. The Company is working with WDOE and completed the bay sediment characterization in 2002. The Company has submitted closure plans of the landfills to WDOE. As of March 31, 2003, four landfills have been closed and three landfills have received “no further action” letters from WDOE. Remediation costs charged to the reserve in the first quarter of 2003 totaled $0.1 million and no other adjustments were made to the reserve. The reserve balance for this site was $1.8 million at March 31, 2003, representing the low end of the range of estimated future remediation and monitoring costs at this site. The Company expects the majority of the remaining remediation costs to be incurred in the remainder of 2003 and expects to incur monitoring costs through 2013.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to prepare a remediation plan for this pond. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company is working with British Columbia’s Ministry of Land, Water and Air Protection to develop an appropriate remediation plan, with further site testing and engineering design feasibility studies to begin in the second quarter of 2003. No adjustments to the reserve were recorded in the first quarter of 2003, and the reserve balance was $2.0 million at March 31, 2003.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(Unaudited)

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site in St. Helens, Oregon, formerly owned by the Company requires further action. The Company is currently participating in the investigation phase of this site. The reserve balance for this site was $3.7 million at March 31, 2003 and December 31, 2002, and represented the low end of the range of estimated future remediation and monitoring costs at this site. The reserve is for the estimated costs of soil and groundwater excavation and treatment, the capping and monitoring of surface water/sediment, and post remediation monitoring costs. The Company currently expects the majority of the remediation costs to be incurred in 2006, with post remediation monitoring costs to begin in 2007 and to continue for 15 to 20 years.

The Company has tendered the defense of certain environmental claims to a number of insurance carriers that issued comprehensive general liability policies to the Company from the 1940’s to 1992. In 1995, the Company filed a declaratory judgment action to obtain a decision that the insurance carriers were obligated to defend the Company and indemnify it for any environmental liabilities incurred as a result of certain operations of the Company during that period. The Company has concluded settlements with all but one of these insurance carriers. At March 31, 2003, the Company had a $2.3 million insurance receivable balance for a settlement concluded in the first quarter of 2003 under which payment is expected in the second quarter. Settlement discussions with the remaining insurance carrier are on hold pending further investigation of the St. Helens site.

Guarantees

In connection with the sale/leaseback of the Halsey pulp mill and ClO2 facility, the Company agreed to indemnify certain other participants in the financings against the loss, on an after-tax basis, of certain tax items, including Oregon pollution control tax credits. At March 31, 2003, the maximum potential future payments that could be required under these guarantees were $14.0 million, and the amount recorded as liabilities related to these guarantees was $12.1 million. The Company’s indemnity obligations with respect to these tax items continue while the relevant tax years of the indemnified parties remain open to audit; however, with respect to $10.6 million of the potential payments, the Company’s obligation expires if a claim for indemnity is not asserted on or before March 15, 2016.

In connection with the sale of a former business, the Company is secondarily liable for certain payments to a third party in the event the buyer fails to make such payments. The potential future liability, if any, cannot be estimated at this time. The Company has recorded no liability for this potential obligation.

ITEM 2.

POPE & TALBOT, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Pope & Talbot, Inc. (the “Company”) lost $7.6 million in the first quarter of 2003, or $.49 per share, compared with a net loss of $5.8 million, or $.37 per share, in the first quarter of 2002. Operating results for the first quarter of 2003 were favorably affected by higher pulp prices, but continued to be adversely affected by the lumber trade dispute between the U.S. and Canada.

Included in the Company’s first quarter 2003 net loss was $6.4 million of import duties assessed on lumber imported into the U.S. from Canada. Included in the Company’s first quarter 2002 net loss was the accrual of $2.9 million of import duties and the reversal of $7.2 million of import duties accrued in 2001. The reversal was the result of the announcement on March 22, 2002 by the U.S. Department of Commerce of its determination of revised lumber import duty rates and that there would be no retroactive application of the countervailing duties prior to August 17, 2001. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Selected Segment Data

	Three months ended March 31,		Three months ended December 31, 2002
	2003	2002
	(thousands)
Revenues
Pulp	$93,392	$71,816	$81,049
Wood products
Lumber	47,111	46,794	46,309
Chips, logs and other	7,723	6,893	10,998

Total wood products	54,834	53,687	57,307

	$148,226	$125,503	$138,356

Operating income (loss)
Pulp	$182	$(10,720)	$(9,306)
Wood products	(3,650)	8,325	(2,154)

Total operating segments	(3,468)	(2,395)	(11,460)
General Corporate	(2,683)	(2,706)	(1,840)

Operating income (loss)	$(6,151)	$(5,101)	$(13,300)

Depreciation and amortization
Pulp	$7,234	$6,654	$6,873
Wood products	2,283	1,797	1,821

Total operating segments	9,517	8,451	8,694
General Corporate	302	294	396

	$9,819	$8,745	$9,090

Selected Segment Data—continued

	Three months ended March 31,		Three months ended December 31, 2002
	2003	2002
	(thousands)
EBITDA(A)
Pulp	$7,416	$(4,066)	$(2,433)
Wood products	(1,367)	10,122	(333)

Total operating segments	6,049	6,056	(2,766)
General Corporate	(2,381)	(2,412)	(1,444)

	$3,668	$3,644	$(4,210)

Lumber import duties	$6,449	$(4,243)	$6,213

EBITDA—Adjusted for lumber import duties(B)
Pulp	$7,416	$(4,066)	$(2,433)
Wood products	5,082	5,879	5,880

Total operating segments	12,498	1,813	3,447
General Corporate	(2,381)	(2,412)	(1,444)

	$10,117	$(599)	$2,003

Pulp (metric tons)
Sales volume	216,700	180,600	196,300
Average price realization	$431	$397	$413
Lumber (thousand board feet)
Sales volume	151,400	149,200	146,800
Average price realization	$311	$314	$315

(A)	EBITDA equals operating income (loss) plus depreciation and amortization, and is reconciled to operating income (loss) using the depreciation and amortization numbers in the above table. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of operating income or loss.
(B)	EBITDA—Adjusted for lumber import duties is calculated by adding lumber import duties to Wood products and total EBITDA using the amounts in the table above. Given the dramatic variance in lumber import duties recorded in cost of sales for the two periods, the Company believes a presentation of EBITDA excluding the impact of lumber import duties in each period, is useful to enhance the reader’s overall understanding of the Company’s earnings performance on a comparable basis.

Pulp

Pulp revenues in the first quarter of 2003 totaled $93.4 million compared with $71.8 million in the same quarter of 2002 and $81.0 million in the fourth quarter of 2002. Pulp sales volume totaled 216,700 metric tons in the first quarter of 2003, compared with 180,600 metric tons in the first quarter of 2002 and 196,300 metric tons in the fourth quarter of 2002.

Pulp generated operating income before corporate expenses, interest and income taxes of $.2 million in the first quarter of 2003, compared with operating losses of $10.7 million in the first quarter of 2002 and $9.3 million in the fourth quarter of 2002. EBITDA from pulp for the first quarter of 2003 was $7.4 million, compared with ($4.1) million in the first quarter of 2002 and ($2.4) million in the fourth quarter of 2002. The improvement in the first quarter of 2003 was primarily due to higher pulp prices.

The average benchmark price of northern bleached softwood kraft (NBSK) pulp delivered into Northern Europe, averaged $478 per metric ton for the first quarter of 2003 compared with $453 per metric ton for the first and fourth quarters of 2002. The Company’s pulp sales price averaged $431 per metric ton in the first quarter of 2003, an increase of $34 per metric ton, or nine percent, over the same period a year ago and $18 per metric ton, or four percent, over the fourth quarter of 2002.

Pulp cost of sales was $90.2 million in the first quarter of 2003, compared with $80.0 million in the same period of 2002 and $87.1 million in the fourth quarter of 2002. Pulp production totaled 205,400 metric tons in the first quarter of 2003, compared with 195,600 metric tons in the same period last year and 193,800 in the fourth quarter of 2002. The average cost per metric ton of pulp sold decreased six percent in the first quarter of 2003 compared with the same period in 2002. Cost of sales in the first quarter of 2003 included a $0.1 million write-down of pulp inventories, compared with a $3.6 million write-down in the first quarter of 2002. Inventory write-downs reflect the excess of production costs over net realizable value of period-end inventories. The decrease in pulp inventory write-downs was primarily due to lower production costs and higher pulp prices at March 31, 2003. Also reducing cost of goods sold in the first quarter of 2003 was a $0.9 million gain on the sale of excess land at the Company’s Harmac pulp mill. For all other costs of pulp sold, decreases in per ton production and raw material costs achieved at the Canadian pulp mills in the first quarter of 2003 as measured in Canadian dollars were offset by a five percent increase in the Canadian to U.S. dollar exchange rate used to translate the results of operations of the Company’s Canadian subsidiaries in the first quarter of 2003, compared with the rate used in the first quarter of 2002.

Wood Products

Wood Products revenues, including lumber, log and chip sales, in the first quarter of 2003 totaled $54.8 million compared with $53.7 million in the same quarter of 2002 and $57.3 million in the fourth quarter of 2002. Lumber sales volumes of 151.4 million board feet in the first quarter of 2003 were up one percent compared with the same period a year ago and up three percent from the fourth quarter of 2002.

Operating income (loss) before corporate expenses, interest and income taxes from Wood Products for the first three months of 2003 was ($3.7) million, compared with $8.3 million in the first quarter of 2002 and ($2.2) million in the fourth quarter of 2002. EBITDA from Wood Products for the first quarters of 2003 and 2002 was ($1.4) million and $10.1 million, respectively, compared with ($.3) million in the fourth quarter of 2002. EBITDA, adjusted to eliminate the impact of lumber import duties in each period, was $5.1 million in the first quarter of 2003, compared with $5.9 million for both the first and fourth quarters of 2002.

Lumber prices in the U.S., as measured by the Random Lengths Composite Price Index for western spruce/pine/fir 2x4 lumber, averaged $214 per thousand board feet for the first quarter of 2003 compared with $268 per thousand board feet for the first quarter of 2002 and $195 for the fourth quarter of 2002. The Company’s average lumber sales price of $311 per thousand board feet in the current quarter was down one percent compared with $314 in the first quarter of last year and $315 in the fourth quarter of 2002.

Cost of sales for Wood Products in the first quarter of 2003 was $57.3 million, compared with $44.2 million in the first quarter of 2002 and $58.1 million in the fourth quarter of 2002. Included in cost of sales for wood products in the first quarter of 2002 was the net reversal of lumber import duties of $4.3 million. Lumber production totaled 165.9 million board feet in the first quarter of 2003, compared with 158.6 million board feet in the same period of last year and 150.6 million board feet in the fourth quarter of 2002. The average cost per thousand board feet of lumber sold was 27 percent higher in the first quarter of 2003 compared with the same period of 2002, primarily reflecting the $10.7 million variance in lumber import duties quarter-to-quarter. Cost of sales in the first quarter of 2003 also included a $0.6 million write-down of Canadian lumber inventories, compared with no write-downs required in the first quarter of 2002. For all other costs of lumber sold, a significant decrease in log costs at the Canadian sawmills in the first quarter of 2003 as measured in Canadian dollars was more than offset by a five percent increase in the Canadian to U.S. dollar exchange rate used to translate the results of operations of the Company’s Canadian subsidiaries in the first quarter of 2003, compared with the rate used in the first quarter of 2002.

Selling, General and Administrative Expenses, Interest Expense, net and Income Taxes

Selling, general and administrative expenses (SG&A) for the first quarter of 2003 totaled $6.9 million compared with $6.4 million in the same period of 2002 and $6.5 million in the fourth quarter of 2002. SG&A expenses in 2003 increased from the first quarter a year ago due to increases in selling expenses due to lumber and pulp sales volume increases, as well as pulp price increases.

Net interest expense for the first quarter of 2003 totaled $5.3 million compared with $3.9 million in the same period of 2002 and $5.0 million in the fourth quarter of 2002. The increase in net interest expense in the first quarter of 2003 compared with the first quarter of 2002 was primarily due to the higher levels of borrowing and an increase in the average cost of borrowings.

The Company’s effective tax rate for the first quarter of 2003 was 33 percent compared with 36 percent for the same period of 2002. Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applied for the full year. The difference between the effective tax rate and the statutory rate is due primarily to permanent differences. The effective tax rate in subsequent interim periods of 2003 may be affected by changes in the level of estimated earnings during the year.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the first quarter of 2003, net cash used for operating activities was $13.4 million compared with net cash provided by operating activities of $5.7 million in the first quarter of 2002. In the first quarter of 2003, changes in working capital included an increase in accounts receivable of $14.7 million, primarily due to higher pulp prices and an increase in sales volume. Inventories increased $2.5 million primarily due to higher lumber inventories. Prepaid expenses and other assets decreased $4.4 million partially due to a decrease in timber deposits. Accounts payable and accrued liabilities increased $2.9 million from year-end 2002.

Significant changes in working capital in the first quarter of 2002 included a decrease in accounts receivable of $4.8 million, primarily due to lower pulp prices and a decrease in sales volume. Inventories increased $5.0 million due to higher lumber and pulp inventories, partially offset by decreases in raw materials. Accounts payable and accrued liabilities increased $8.4 million from year-end 2001.

Investing Activities

The Company invested $2.2 million in capital projects in the first quarter of 2003, although gross plant and equipment on the balance sheet increased by a much larger amount in the period due to the effect of the stronger Canadian dollar on the assets denominated in Canadian dollars. The Company estimates that total 2003 capital spending will approximate $15 million to $20 million. These capital projects relate primarily to upgrading of existing operations and include a limited number of relatively small, high-return projects. Capital expenditures for the first quarter of 2002 totaled $2.3 million.

Financing Activities

At March 31, 2003, the long-term debt to total capitalization ratio was 61 percent compared with 59 percent at December 31, 2002. At March 31, 2003, the Company was in compliance with its debt covenants, including maximum leverage ratios, net worth tests, EBITDA and similar ratios related to interest coverage. The debt agreements related to the Company’s 8 3/8% debentures and senior notes do not contain any financial covenants.

In the first quarter of 2003, twenty-two acres of excess land at the Company’s Harmac pulp mill site was sold to an electric utility company for approximately $.9 million. The utility company plans to construct a power generating facility at the site.

As of March 31, 2003, the Company had available approximately $55.1 million of borrowing capacity under its revolving lines of credit and $8.1 million of cash and cash equivalents. The Company’s ability to borrow under its revolving lines of credit at a particular point in time is subject to the availability of adequate collateral and compliance with existing financial covenants. Under the existing financial covenants, the Company was required to have borrowing capacity under its revolving lines of credit or excess cash totaling $25 million and accordingly, the Company’s net borrowing capacity under its revolving lines of credit was $38.2 million at March 31, 2003. The Company has outstanding at March 31, 2003 a $23.3 million two-year term loan due June 15, 2003, which is expected to be repaid with borrowings under the Company’s lines of credit.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. The Company’s management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. For information on critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the information described below.

Reforestation

The Company estimates reforestation costs based on its substantial experience in reforestation in British Columbia under the Province’s Forest Practice Code. A significant portion of the reforestation costs occur during the first five years after harvest. The remaining costs are incurred until the harvested land is “free to grow,” generally seven to twelve years after initial planting. Whereas it is possible to reasonably estimate the costs of labor and materials required for reforestation activities, it is not possible to predict the impact of natural disasters, such as windstorms, droughts and forest fires, or the possibility of changes in the Province’s regulations. As of January 1, 2003, the Company adjusted the liability for reforestation costs to fair value. This adjustment required the Company to, in addition to projecting future cash expenditures, anticipate the effects of inflation and use an appropriate discount rate in the calculation of the liability. The fair value of this liability will be adjusted in the future as anticipated cash flows, inflation and discount rates fluctuate. Due to the numerous variables relating to the determination of this liability at its fair value, the estimate is subject to a level of uncertainty, and as additional information becomes known, the estimate may change.

Pension and Other Postretirement Benefits

At March 31, 2003, the Company had a prepaid pension cost asset of $9.1 million related to its U.S. pension plan. The Company uses a September 30 measurement date for plan assets and liabilities. If the fair value of plan assets (approximately $40.2 million at March 31, 2003) were to fall below the plan’s calculated accumulated benefit obligation (ABO) (estimated to be approximately $39.5 million at March 31, 2003), this prepaid pension cost asset would be written off, net of taxes, by a direct charge to shareholders’ equity, with no impact on earnings or cash. The most significant variables that could cause this to occur are the actual return on plan assets and the discount rate used at September 30, 2003 to value plan liabilities. If the fair value of plan assets were to remain unchanged for the next six months of 2003, and if the ABO were to increase to an amount in excess of this asset value, and the Company chose not to make a cash contribution to plan assets at least equal to the difference between the ABO and the fair value of plan assets, then a charge of approximately $5.4 million (the projected prepaid pension cost asset at December 31, 2003, net of tax), plus the excess of the ABO over the fair value of plan assets, to reduce shareholders’ equity would be required.

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

Availability and Pricing of Raw Materials

Logs, wood chips and sawdust, the principal raw materials used in the manufacture of the Company’s products, are purchased in highly competitive, price-sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors, many of which are beyond the Company’s control. Changes in the pricing of logs under British Columbia’s current stumpage system as the result of negotiations to resolve the U.S.–Canada lumber import duty issue could affect the cost of logs for our Canadian sawmills. Other factors include changing environmental and conservation regulations and natural disasters, such as forest fires, wind storms or other extreme weather conditions. A decrease in the supply of logs, wood chips and sawdust can cause higher raw material costs and, as a result, material fluctuations in the Company’s results of operations.

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

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (the “plan”) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. The Plan states that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations and the other half will be available for public auction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s allowable annual cut (AAC). The effect, if any, on the Company’s future log costs cannot be determined at this time.

Environmental Regulations

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

Environmental Liabilities

The Company is currently participating in the investigation and remediation of environmental contamination at three sites on which it previously conducted business. In addition, the Company is working with the Ministry of Water, Land and Air Protection in British Columbia regarding environmental contamination at the Mackenzie mill. The Company may also be required to investigate and remediate environmental conditions at other sites if contamination, presently unknown to the Company, is discovered. The ultimate cost to the Company for site remediation and monitoring of these sites cannot be predicted with certainty due to the difficulties in estimating the ultimate cost of remediation and determining the extent to which contributions will be available from the other parties, including insurance carriers. Expenditures that may be required in connection with these sites could have a material adverse effect on the Company’s business.

Exchange Rate Fluctuations

Although the Company’s sales are made primarily in U.S. dollars, a substantial portion of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, could adversely affect the Company’s results of operations and cash flows. A substantial portion of the Company’s pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects the Company’s customers’ ability to pay and the Company’s relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on the Company’s business, financial condition and results of operation. For example, a change in the Canadian to U.S. dollar exchange rate from 1.56 to 1.55 would increase pre-tax cost of sales as measured in U.S. dollars by an estimated $2.1 million U.S. on an annual basis.

Net Operating Loss Tax Asset

Management believes that the Company will have sufficient future U.S. taxable income to use its net operating loss deferred tax asset. In making this assessment, management has considered the cyclical nature of its businesses, the relatively long expiration period of net operating losses and the ability to utilize certain tax planning strategies if a net operating loss were to otherwise expire. The realization of the deferred tax asset is not assured and could be reduced in the future if estimates of future taxable income during the carryforward period are reduced or the estimated benefits realizable from tax planning strategies are reduced.

Financial Leverage

The Company’s long-term debt as a percentage of total capitalization at March 31, 2003 was 61 percent. While the Company’s leverage level is not unusual for the forest products and pulp industries, this leverage, or higher leverage if the Company were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Higher levels of leverage may require a substantial portion of the cash flow from operations to satisfy debt payments, thereby reducing the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions and other general corporate purposes. Higher leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for interest rates relates primarily to short- and long-term debt. The Company’s investment in marketable securities at March 31, 2003 and 2002 was not significant. The Company’s debt is primarily fixed rate with 18 percent of total debt at variable rates at March 31, 2003, and therefore, net income is not materially affected when market interest rates change.

The Company has exposure to foreign currency rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect. The Company’s net investment in foreign subsidiaries with a functional currency other than the U.S. dollar is not hedged. The net assets in Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $205.1 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in the Canadian to U.S. exchange rate would be approximately $20.5 million at March 31, 2003. Any loss in fair value would be reflected as a cumulative translation adjustment and would not reduce reported net income of the Company.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries and Canadian dollar denominated intercompany loans made by the parent company. The Company periodically uses foreign exchange contracts to manage its exposure to these foreign currency transaction gains and losses. Foreign exchange contracts outstanding at March 31, 2003 were not significant. Foreign currency transaction gains and losses were not material to the results of operations for the Company’s 2003 or 2002 periods.

The Company historically has not entered into material currency rate hedges with respect to its exposure from operations. For example, a change in the Canadian to U.S. dollar exchange rate from 1.56 to 1.55 would increase pre-tax cost of sales by an estimated $2.1 million U.S. on an annual basis. The average Canadian to U.S. dollar exchange rates used to translate the results of operations of the Company’s Canadian subsidiaries were 1.51 and 1.59 for the quarters ended March 31, 2003 and 2002, respectively. The Canadian to U.S. dollar exchange rates used to translate the balance sheets of the Company’s Canadian subsidiaries were 1.47 and 1.58 at March 31, 2003 and December 31, 2002, respectively.

The Company utilizes well-defined financial contracts in the normal course of its operations as means to manage commodity price risks, primarily energy purchases. The vast majority of these contracts are fixed-price contracts for future purchases of various commodities, primarily natural gas and electricity, which meet the definition of “normal purchases or normal sales” and therefore, are not considered derivative instruments under SFAS No. 133, as amended. Contracts that do not meet the definition of “normal purchases or normal sales” are marked-to-market and unrealized gains or losses are recognized in earnings. These contracts were not material to the results of operations for the Company’s 2003 or 2002 periods. The Company does not hold financial instruments for trading purposes.

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

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

See Note 6. Legal Matters and Contingencies of the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.

In 1995, the Environmental Protection Agency (EPA) notified the Company that it was considered a potentially responsible party (PRP) regarding the Company’s alleged contribution of hazardous waste to the former Omega Chemical Corporation disposal site in Whittier, California. In December 1995 and April 1996, the Company submitted documents to the EPA that demonstrated that the Company did not dispose of waste at the Omega Site. In 2002, the EPA notified the Company again that it was a PRP at the site and included it in a group of “newly identified parties.” The Company responded by submitting the same exonerating evidence that it submitted in 1995 and 1996 and asked to be deleted from further administrative actions and mailings. In April 2003, the Company was notified that the Omega Chemical Site PRP Organized Group and the EPA have taken the position that the Company is not responsible for any hazardous waste at that site.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC. Registrant

/s/ MARIA M. POPE
Maria M. Pope Vice President and Chief Financial Officer

Date:  April 30, 2003

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

/s/ MICHAEL FLANNERY
Michael Flannery Chairman, President and Chief Executive Officer

Date:   April 30, 2003

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

Date:  April 30, 2003