Form 10-Q
period 2003-06-30
POPE & TALBOT INC /DE/
filed 2003-07-31
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common stock, $1 par value—15,641,851 shares as of July 28, 2003.

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

POPE & TALBOT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
	(thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,819	$4,240
Short-term investments	101	101
Accounts receivable	65,191	59,540
Inventories	99,864	93,319
Prepaid expenses	6,895	6,465
Deferred income taxes	3,896	4,053

Total current assets	180,766	167,718
Properties:
Plant and equipment	661,195	597,864
Accumulated depreciation	(339,490)	(300,927)

	321,705	296,937
Land and timber cutting rights	8,082	7,410

Total properties, net	329,787	304,347
Other assets:
Deferred income tax assets, net	15,282	13,081
Prepaid pension costs	8,780	9,351
Other	9,507	9,891

Total other assets	33,569	32,323

	$544,122	$504,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,228	$26,824
Accounts payable	52,397	43,236
Accrued payroll and related taxes	18,542	17,173
Other accrued liabilities	16,648	20,783

Total current liabilities	92,815	108,016
Long-term liabilities:
Long-term debt, net of current portion	246,212	205,922
Other long-term liabilities	54,548	46,598

Total long-term liabilities	300,760	252,520
Stockholders’ equity:
Common stock	17,208	17,207
Additional paid-in capital	68,059	68,014
Retained earnings	91,961	108,901
Accumulated other comprehensive income (loss)	(2,115)	(25,718)
Common stock held in treasury, at cost	(24,566)	(24,552)

Total stockholders’ equity	150,547	143,852

	$544,122	$504,388

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(thousands except per share)
Revenues:
Pulp	$82,551	$88,639	$175,943	$160,455
Wood Products	57,894	55,280	112,728	108,967

Total	140,445	143,919	288,671	269,422
Costs and expenses:
Cost of sales:
Pulp	81,350	90,840	171,560	170,829
Wood Products	59,467	42,036	116,742	86,285
Selling, general and administrative	4,650	6,457	11,542	12,823

	145,467	139,333	299,844	269,937

Operating income (loss)	(5,022)	4,586	(11,173)	(515)
Interest expense, net	5,440	3,919	10,703	7,809

Income (loss) before income taxes	(10,462)	667	(21,876)	(8,324)
Income tax provision (benefit)	(3,671)	407	(7,438)	(2,830)

Net income (loss)	$(6,791)	$260	$(14,438)	$(5,494)

Basic and diluted net income (loss) per share	$(.43)	$.02	$(.92)	$(.35)

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2003	2002
	(thousands)
Cash flow from operating activities:
Net loss	$(14,438)	$(5,494)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	18,957	17,925
Gain on sale of property and equipment	(1,102)	—
Deferred tax provision	(7,116)	(6,297)
Noncash lumber import duties	—	(15,567)
Decrease (increase) in working capital:
Accounts receivable	(1,561)	(8,190)
Inventories	4,979	13,865
Prepaid expenses and other assets	1,530	4,238
Accounts payable and accrued liabilities	(2,294)	3,524
Other, net	(2,810)	4,690

Net cash provided by (used for) operating activities	(3,855)	8,694

Cash flow from investing activities:
Proceeds from maturities of short-term investments	—	(1)
Capital expenditures	(7,548)	(7,415)
Proceeds from sale of property and equipment	1,219	28

Net cash used for investing activities	(6,329)	(7,388)

Cash flow from financing activities:
Proceeds from long-term debt	21,502	8,000
Repayment of long-term debt	(8,268)	(14,977)
Exercise of stock options	32	141
Cash dividends	(2,503)	(4,687)

Net cash provided by (used for) financing activities	10,763	(11,523)

Increase (decrease) in cash and cash equivalents	579	(10,217)
Cash and cash equivalents at beginning of period	4,240	18,463

Cash and cash equivalents at end of period	$4,819	$8,246

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Effective income tax rates for interim periods are based on the current best estimate of taxable earnings for the full year. This rate is applied to year-to-date income or loss at the end of each quarter. Results for the first six months of the year may not necessarily be indicative of the results that may be expected for the full year.

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

Accordingly, as of January 1, 2003, the Company adjusted the carrying value of liabilities, previously recorded on a non-discounted basis, for reforestation and certain landfill closure costs and recorded liabilities (discounted) and the associated asset and accumulated depreciation for landfill closure costs not previously accrued. The increase to total properties, net of accumulated depreciation was $.3 million and the net increase to total liabilities was $.5 million. The cumulative effect of adopting this standard was not material to the Company’s results of operations and the net impact was included in cost of goods sold in the first quarter of 2003. Revisions to the liabilities could occur due to changes in the estimated amount or timing of estimated expenditures, or possible new governmental regulations affecting these liabilities.

2.    Net Income (Loss) Per Share

The computation of basic earnings per share is based on net income or loss and the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003

(Unaudited)

effect on earnings per share. In the table below, the effect of stock plans on diluted net income (loss) per share was either antidilutive or not significant.

The following table summarizes the computation of diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(thousands except per share)
Weighted average shares outstanding	15,621	15,605	15,619	15,601
Effect of stock plans	—	166	—	—

Weighted average shares outstanding	15,621	15,771	15,619	15,601

Net income (loss)	$(6,791)	$260	$(14,438)	$(5,494)

Basic and diluted net income (loss) per common share	$(.43)	$.02	$(.92)	$(.35)

Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.25 to $30.38 per share, averaged 1,632,000 and 535,000 for the three months ended June 30, 2003 and 2002, respectively and 1,578,000 and 1,470,000 for the six months ended June 30, 2003 and 2002, respectively.

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

The Company continues to use the intrinsic value method under APB Opinion No. 25 and related interpretations to account for stock-based employee compensation. Under this method, no compensation expense related to stock options has been recognized in the Statement of Operations for the periods presented. The table below provides the pro forma disclosures as if the Company had adopted the fair value method for all stock-based compensation.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(thousands except per share)
Net income (loss), as reported	$(6,791)	$260	$(14,438)	$(5,494)
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(177)	(112)	(291)	(298)

Pro forma net income (loss)	$(6,968)	$148	$(14,729)	$(5,792)

Basic and diluted net income (loss) per share:
As reported	$(.43)	$.02	$(.92)	$(.35)
Pro forma	$(.45)	$.01	$(.94)	$(.37)

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003

(Unaudited)

The Company has followed the practice of using treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to a stock option plan, the difference between the exercise price and the cost of treasury shares is recorded as an increase or decrease to additional paid-in capital.

To calculate stock-based employee compensation expense under SFAS 123, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: risk-free interest rates of 3.4 and 4.7 percent; dividend yields of 4.1 and 4.3 percent; and expected volatility of 46 percent for both periods. Expected option lives of six years were assumed.

3.    Inventories

	June 30, 2003	December 31, 2002
	(thousands)
Pulp	$34,361	$26,774
Lumber	19,621	15,171
Saw logs	12,366	22,014
Pulp logs, chips and sawdust	13,634	11,784
Chemicals and supplies	21,530	18,880
LIFO reserve	(1,648)	(1,304)

	$99,864	$93,319

Interim LIFO calculations require the estimation of the Company’s year-end inventory quantities and costs. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year. The portion of inventories determined using the last-in, first-out (LIFO) method aggregated $22.7 million and $19.9 million using the average cost method, which approximates the FIFO basis, at June 30, 2003 and December 31, 2002, respectively.

4.    Income taxes

Management believes that the Company will have sufficient future U.S. taxable income from tax planning strategies to make it more likely than not that the net operating loss deferred tax asset will be realized. In making this assessment, management has considered the cyclical nature of its business, the relatively long expiration period of net operating losses and the ability to utilize certain tax planning strategies if a net operating loss were to otherwise expire. The realization of the asset is not assured and could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

5.    Debt

In June 2003, the Company consolidated its $110.0 million Canadian revolving bank line of credit and its $35.0 million Canadian term loan due June 2003 into two 364-day extendable revolving credit facilities. The maximum borrowings under one line totals $95.0 million Canadian (approximately $70.0 million U.S.) and is convertible into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $55.0 million Canadian (approximately $40.5 million U.S.) of revolving borrowings and is convertible into a

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003

(Unaudited)

one-year term loan upon expiration of the revolving credit provisions. The restructured lines, expiring June 2004 and secured by the Mackenzie mill site and certain inventory and accounts receivable, increased the Company’s line availability by approximately $15.0 million Canadian (approximately $11.0 million U.S.).

The Company’s $15.0 million revolving credit facility with a U.S. bank, scheduled to expire in June 2003, was extended to September 2003. At June 30, 2003, the Company had no borrowings under this line. The line, secured by accounts receivable, is convertible into a one-year term loan upon expiration of the revolving credit provisions.

6.    Comprehensive Income (Loss)

Comprehensive income (loss) measures all changes in equity, including net income (loss), of the Company that result from recognized transactions and other economic events other than transactions with shareholders. Comprehensive income (loss) was as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(thousands)
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	$13,263	$8,985	$23,603	$8,719
Change in unrealized loss on cash flow hedging derivatives, net of tax	—	(147)	—	1,140

Total	13,263	8,838	23,603	9,859
Net income (loss)	(6,791)	260	(14,438)	(5,494)

Comprehensive income	$6,472	$9,098	$9,165	$4,365

7.    Segment Information

The Company classifies its business into two operating segments: Pulp and Wood Products. A reconciliation of the totals reported for the operating segments to the corresponding amount in the Consolidated Statement of Operations was as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Income (loss) before income taxes
Pulp	$(2,060)	$(4,689)	$(1,878)	$(15,409)
Wood Products	(2,664)	12,171	(6,314)	20,495

Total operating segments	(4,724)	7,482	(8,192)	5,086
General Corporate	(298)	(2,896)	(2,981)	(5,601)
Interest expense, net	(5,440)	(3,919)	(10,703)	(7,809)

	$(10,462)	$667	$(21,876)	$(8,324)

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003

(Unaudited)

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

On August 9, 2001, the DOC issued its preliminary determination on the CVD and imposed a preliminary duty rate of 19.31 percent to be posted by cash deposits or bonds on sales of softwood lumber to the U.S. on or after August 17, 2001. The DOC also made a preliminary determination that certain circumstances existed which would have resulted in duties on sales of softwood lumber applying retroactively to May 19, 2001 (Critical Circumstances). The preliminary duty rate of 19.31 percent was suspended on December 15, 2001, 120 days after the preliminary determination, in accordance with U.S. law.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003

(Unaudited)

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

On March 22, 2002, the DOC announced revised import duty rates of 19.34 percent and 9.67 percent, respectively in the CVD and ADD cases. The DOC also determined that there would be no retroactive application of the CVD prior to August 17, 2001. In May 2002, the ITC finalized its ruling on the imposition of ADD and CVD on softwood lumber from Canada, and based on the DOC’s final determination of ADD and CVD rates, the Company is currently subject to a combined import duty rate of 27.22 percent, effective May 22, 2002.

The Company’s 2003 second quarter and year-to-date results included duty costs of $6.9 million and $13.4 million, respectively. Based on the lumber import duty rates in effect at the time and the impact of DOC’s actions with respect to duty rates and time period applicability, the Company’s 2002 second quarter and year-to-date results included net reversals of $10.1 million and $14.4 million, respectively, of lumber import duties.

Beginning in June 2003, and annually thereafter for a total of five years, the DOC will conduct reviews to determine whether Canada continued to subsidize softwood logs and whether the Canadian companies including the Company’s Canadian subsidiary, engaged in dumping and, if so, the appropriate CVD and ADD rates to impose. Beginning in the second quarter of 2007, both the CVD and ADD orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur.

The federal and provincial governments in Canada have moved for appellate review by panels under the North American Free Trade Agreement (NAFTA) and the World Trade Organization (WTO) with respect to the CVD findings. The ITC’s final ruling is subject to further reviews by panels of the WTO and under NAFTA, and it is possible that the lumber import duties may change as a result of a negotiated settlement between the Canadian and U.S. governments. Any adjustments to the financial statements resulting from a change in duty rates will be made prospectively if such events occur.

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

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site and surrounding area at Port Gamble, Washington. The Company is responsible for

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003

(Unaudited)

environmental remediation costs related to five landfills used by the Company that contain wood debris and industrial wastes. WDOE requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. The Company completed the bay sediment characterization during 2002. The Company has submitted to WDOE closure plans for the landfills and, in the second quarter of 2003, submitted a bay sediment dredge and recovery plan. As of June 30, 2003, the five landfills have been closed and three of the landfills have received “no further action” letters from WDOE. The reserve balance for this site was $1.5 million at June 30, 2003, representing the low end of the range of estimated future remediation and monitoring costs at this site. Remediation costs charged to the reserve in the second quarter of 2003 totaled $.3 million and no other adjustments were made to the reserve. The Company expects the majority of the remaining remediation costs to be incurred in the second half of 2003 and expects to incur monitoring costs through 2013.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to prepare a remediation plan for this pond. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company is working with British Columbia’s Ministry of Land, Water and Air Protection to develop an appropriate remediation plan, with further site testing and engineering design feasibility studies to occur in the second half of 2003. No adjustments to the reserve were recorded in the first six months of 2003, and the reserve balance was $2.2 million at June 30, 2003.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site in St. Helens, Oregon, formerly owned by the Company required further action. The Company is currently participating in the investigation phase of this site. The remediation reserve balance for this site was $3.7 million at June 30, 2003 and December 31, 2002, and represented the low end of the range of estimated future remediation and monitoring costs at this site. The reserve is for the estimated costs of soil and groundwater excavation and treatment, the capping and monitoring of surface water/sediment, and post remediation monitoring costs. The Company currently expects the majority of the remediation costs to be incurred in 2006, with post remediation monitoring costs to begin in 2007 and to continue for 15 to 20 years.

The Company tendered the defense of certain environmental claims to a number of insurance carriers that issued comprehensive general liability policies to the Company from the 1940’s to 1992. In 1995, the Company filed a declaratory judgment action to obtain a decision that the insurance carriers were obligated to defend the Company and indemnify it for any environmental liabilities incurred as a result of certain operations of the Company during that period. As of June 30, 2003, the Company has concluded settlements with these insurance carriers, primarily on a site-specific basis. In the second quarter of 2003, the Company collected $5.3 million in settlements concluded in the first six months of 2003.

Guarantees

In connection with the sale/leaseback of the Halsey pulp mill and its chlorine dioxide facility, the Company agreed to indemnify certain other participants in the financings against the loss, on an after-tax basis, of certain tax items, including Oregon pollution control tax credits. At June 30, 2003, the maximum potential future payments that could be required under these guarantees were $14.0 million, and the amount recorded as liabilities related to these guarantees was $8.7 million. The Company’s indemnity obligations with respect to these tax

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003

(Unaudited)

items continue while the relevant tax years of the indemnified parties remain open to audit; however, with respect to $10.6 million of the potential payments, the Company’s obligation expires if a claim for indemnity is not asserted on or before March 15, 2016.

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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Pope & Talbot, Inc. (the “Company”) lost $6.8 million in the second quarter of 2003, or $.43 loss per share, compared with net income of $.3 million, or $.02 per share, in the second quarter of 2002. The Company’s net loss year-to-date totaled $14.4 million, or $.92 loss per share, compared with a net loss of $5.5 million, or $.35 loss per share, for the sixth months ended June 30, 2002. Operating results for the three and six months ended June 30, 2003 were negatively affected by an appreciating Canadian dollar, which increased Canadian pulp and lumber manufacturing costs. Additionally, pulp production was lower than expected in the second quarter of 2003 and, after a series of pulp price increases through May of 2003, pulp prices began to fall at the end of the second quarter of 2003. Wood Products continued to be adversely affected by the lumber trade dispute between the U.S. and Canada and low lumber prices.

Included in the Company’s 2003 second quarter and year-to-date results were lumber import duty costs of $6.9 million and $13.4 million, respectively. The 2002 results included the positive impact of the net reversal of $10.1 million and $14.4 million, respectively, of lumber import duties. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Selected Segment Data

	First Quarter 2003	Second Quarter		Six months ended June 30,
		2003	2002	2003	2002
	(thousands)
Revenues
Pulp	$93,392	$82,551	$88,639	$175,943	$160,455
Wood Products
Lumber	47,111	51,702	48,108	98,813	94,902
Chips, logs and other	7,723	6,192	7,172	13,915	14,065

Total Wood Products	54,834	57,894	55,280	112,728	108,967

	$148,226	$140,445	$143,919	$288,671	$269,422

Operating income (loss)
Pulp	$182	$(2,060)	$(4,689)	$(1,878)	$(15,409)
Wood Products	(3,650)	(2,664)	12,171	(6,314)	20,495

Total operating segments	(3,468)	(4,724)	7,482	(8,192)	5,086
General Corporate	(2,683)	(298)	(2,896)	(2,981)	(5,601)

Operating income (loss)	$(6,151)	$(5,022)	$4,586	$(11,173)	$(515)

Depreciation and amortization
Pulp	$7,234	$6,961	$6,854	$14,195	$13,508
Wood Products	2,283	1,866	2,010	4,149	3,807

Total operating segments	9,517	8,827	8,864	18,344	17,315
General Corporate	302	311	316	613	610

	$9,819	$9,138	$9,180	$18,957	$17,925

	First Quarter 2003	Second Quarter		Six months ended June 30,
		2003	2002	2003	2002
	(thousands)
EBITDA(A)
Pulp	$7,416	$4,901	$2,165	$12,317	$(1,901)
Wood Products	(1,367)	(798)	14,181	(2,165)	24,302

Total operating segments	6,049	4,103	16,346	10,152	22,401
General Corporate	(2,381)	13	(2,580)	(2,368)	(4,991)

	$3,668	$4,116	$13,766	$7,784	$17,410

Lumber import duties	$6,449	$6,901	$(10,100)	$13,350	$(14,400)

EBITDA—Adjusted for lumber import duties(B)
Pulp	$7,416	$4,901	$2,165	$12,317	$(1,901)
Wood Products	5,082	6,103	4,081	11,185	9,902

Total operating segments	12,498	11,004	6,246	23,502	8,001
General Corporate	(2,381)	13	(2,580)	(2,368)	(4,991)

	$10,117	$11,017	$3,666	$21,134	$3,010

Pulp (metric tons)
Sales volume	216,700	164,600	213,700	381,300	394,300
Average price realization	$431	$501	$415	$461	$407
Lumber (thousand board feet)
Sales volume	151,400	161,500	143,400	312,900	292,600
Average price realization	$311	$320	$335	$316	$324

(A)	EBITDA equals net income (loss) before income taxes and interest expense, net plus depreciation and amortization, and is reconcilable to the Company’s net income (loss) using the depreciation and amortization numbers in the above table and interest expense, net and income taxes as indicated in the Consolidated Statement of Operations. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net income (loss).
(B)	EBITDA—Adjusted for lumber import duties is calculated by excluding lumber import duties from Wood Products and total EBITDA using the amounts in the table above. Given the significant variance in lumber import duties recorded in cost of sales for the periods presented, the Company believes a presentation of EBITDA excluding the impact of lumber import duties in each period is useful to enhance the reader’s overall understanding of the Company’s earnings performance on a comparable basis.

Pulp

Pulp generated an operating loss of $2.1 million in the second quarter of 2003, compared with an operating loss of $4.7 million in the second quarter of 2002 and operating income of $.2 million in the first quarter of 2003. EBITDA from Pulp for the second quarter of 2003 was $4.9 million, compared with $2.2 million in the second quarter of 2002 and $7.4 million in the first quarter of 2003.

Pulp generated an operating loss of $1.9 million in the first six months of 2003, compared with an operating loss of $15.4 million for the same period in 2002. EBITDA from Pulp for the first six months of 2003 was $12.3 million compared with ($1.9) million for the first six months of 2002.

Pulp revenues in the second quarter of 2003 totaled $82.6 million compared with $88.6 million in the same quarter of 2002 and $93.4 million in the first quarter of 2003. Pulp sales volume totaled 164,600 metric tons in the second quarter of 2003, compared with 213,700 metric tons in the second quarter of 2002 and 216,700 metric tons in the first quarter of 2003. The lower second quarter 2003 sales volume primarily reflected the impact of declining market pulp prices that began at the end of the second quarter. Year-to-date Pulp revenues were $175.9 million for 2003 and $160.5 million for 2002. Pulp sales volume in the first six months of 2003 totaled 381,300 metric tons compared with 394,300 metric tons in the same period of 2002.

According to Pulp & Paper Week, an industry trade publication, the average benchmark price of northern bleached softwood kraft (NBSK) pulp delivered into Northern Europe, was $553 per metric ton for the second quarter of 2003, compared with $457 and $478 per metric ton for the second quarter of 2002 and the first quarter of 2003, respectively. For the first six months of 2003 and 2002, the benchmark prices per metric ton averaged $516 and $455, respectively. The Company’s pulp sales price averaged $501 per metric ton in the second quarter of 2003, an increase of $86 per metric ton, or 21 percent, over the same period a year ago and $70 per metric ton, or 16 percent, over the first quarter of 2003.

Pulp cost of sales was $81.4 million in the second quarter of 2003, compared with $90.8 million in the same quarter of 2002 and $90.2 million in the first quarter of 2003. Pulp production totaled 181,900 metric tons in the second quarter of 2003, compared with 186,500 metric tons in the same quarter last year and 205,400 in the first quarter of 2003. In the second quarter of 2003, Harmac took 16 days of downtime for its planned annual maintenance. Lost production totaled approximately 22,300 metric tons.

The average cost per metric ton of pulp sold increased 16 percent in the second quarter of 2003 compared with the same quarter in 2002 and increased 19 percent compared with the first quarter of 2003. Pulp cost of sales in the second quarter of 2003 included a $1.8 million write-down of pulp inventories compared with a $.2 million write-down of inventories in the second quarter of 2002. The reductions to inventory reflect the excess of production costs over the anticipated net realizable value of period-end inventories. Another significant factor affecting the average cost per metric ton of pulp sold is the average Canadian to U.S. dollar exchange rate used to translate the results of operations of the Company’s Canadian subsidiaries. In the second quarter of 2003, the average exchange rate used to translate the Company’s Canadian subsidiaries’ cost of sales increased 11 percent compared with the rate used in the second quarter of 2002. The Company estimates that, using a constant currency translation rate, the average cost per metric ton of pulp sold would have increased eight percent in the second quarter of 2003 compared with the second quarter of 2002. This increase in average costs was primarily due to a temporary equipment failure at one of the pulp mills in the 2003 second quarter, which reduced total pulp production in the quarter.

Year-to-date cost of pulp sales was $171.6 million compared with $170.8 million in the same period of 2002. Pulp production totaled 387,300 metric tons in the 2003 period compared with 382,100 metric tons in the 2002 period. The average cost per metric ton of pulp sold increased four percent in the first six months of 2003 compared with the same period in 2002. Also, included in cost of goods sold year-to-date in 2003 was a $.9 million gain on the sale of excess land at the Company’s Harmac pulp mill, recognized in the first quarter of 2003. The average Canadian to U.S. dollar translation rate used to translate the results of operations of the Company’s Canadian subsidiaries in the first six months of 2003 increased eight percent compared with the rate used in the same period of 2002. The Company estimates that, using a constant currency translation rate, the average cost per metric ton of pulp sold would have decreased two percent for the first six months of 2003 compared to the same period in 2002.

Wood Products

Operating income (loss) from Wood Products for the second quarter of 2003 was ($2.7) million, compared with $12.2 million in the second quarter of 2002 and ($3.7) million in the first quarter of 2003. EBITDA from Wood Products for the second quarters of 2003 and 2002 was ($.8) million and $14.2 million, respectively, compared with ($1.4) million in the first quarter of 2003. EBITDA, adjusted to eliminate the impact of lumber import duties in each period, was $6.1 million in the second quarter of 2003, compared with $4.1 million for the second quarter of 2002 and $5.1 million in the first quarter of 2003.

Operating income (loss) from Wood Products for the first six months of 2003 was ($6.3) million, compared with $20.5 million for the same period in 2002. EBITDA from Wood Products for the 2003 period was ($2.2) million compared with $24.3 million for the 2002 period. EBITDA, adjusted to eliminate the impact of lumber import duties in each period, was $11.2 million in the first six months of 2003, compared with $9.9 million for the first six months 2002.

Wood Products revenues, including lumber, log and chip sales, in the second quarter of 2003 totaled $57.9 million compared with $55.3 million in the same quarter of 2002 and $54.8 million in the first quarter of 2003. Lumber sales volumes of 161.5 million board feet in the second quarter of 2003 were up 13 percent compared with 143.4 million board feet the same quarter a year ago and up seven percent from 151.4 million board feet in the first quarter of 2003. Year-to-date Wood Products revenues, including lumber, log and chip sales, were $112.7 million in 2003 compared with $109.0 million in the same period of 2002. Lumber sales volumes of 312.9 million board feet in the 2003 period were up seven percent compared with 292.6 million board feet in the 2002 period.

According to Random Lengths, an industry trade publication, lumber prices in the U.S., as measured by the composite price index for western spruce/pine/fir 2x4 lumber, averaged $247 per thousand board feet for the second quarter of 2003 compared with $263 per thousand board feet for the second quarter of 2002 and $214 for the first quarter of 2003. For the first six months of 2003 and 2002, these lumber prices averaged $231 and $266, respectively. The Company’s average lumber sales price of $320 per thousand board feet in the current quarter was down four percent compared with $335 in the second quarter of last year and up three percent compared with $311 in the first quarter of 2003.

Cost of sales for Wood Products in the second quarter of 2003 was $59.5 million, compared with $42.0 million in the second quarter of 2002 and $57.3 million in the first quarter of 2003. Included in cost of sales for Wood Products in the second quarter of 2002 was the net reversal of lumber import duties of $10.1 million. Lumber production totaled 157.6 million board feet in the second quarter of 2003, compared with 150.6 million board feet in the same quarter of last year and 165.9 million board feet in the first quarter of 2003.

The average cost per thousand board feet of lumber sold was 26 percent higher in the second quarter of 2003 compared with the same quarter of 2002, primarily due to the $17.0 million variance in lumber import duties quarter-to-quarter. Excluding the impact of lumber import duties from both periods, the average cost per thousand board feet of lumber sold decreased 10 percent. Using a constant currency translation rate for both periods, the average cost per thousand board feet of lumber sold (excluding the impact of lumber import duties) would have decreased 17 percent in the second quarter of 2003 compared with the second quarter of 2002, primarily due to lower log and logging costs.

For the first six months of 2003, cost of sales for Wood Products was $116.7 million compared with $86.3 million in the first six months of 2002. Included in the cost of sales for Wood Products in the 2002 period was the net reversal of lumber import duties of $14.4 million. Lumber production totaled 323.5 million board feet in the first six months of 2003, compared with 309.2 million board feet in the same period of 2002. The average cost per thousand board feet of lumber sold was 27 percent higher in the first six months of 2003, compared with the same period of 2002, primarily due to the $27.8 million variance in lumber import duties period-to-period. Excluding the impact of lumber import duties from both periods, the average cost per thousand board feet of lumber sold decreased four percent, primarily due to lower log and logging costs. Using a constant currency translation rate (excluding the impact of lumber import duties), the average cost per thousand board feet of lumber sold would have decreased nine percent for the first six months of 2003, compared with the same period in 2002.

Selling, General and Administrative Expenses, Interest Expense, net and Income Taxes

Selling, general and administrative expenses (SG&A) for the second quarter and the first six months of 2003 totaled $4.7 million and $11.5 million, respectively, compared with $6.5 million and $12.8 million in the same periods of 2002, respectively. Included in the second quarter 2003 SG&A expenses were $.4 million of additional costs associated with former diaper business facilities, $.4 million of bad debt reserves related to the insolvency of a pulp broker and increases in reserves for landfill closure costs at a former operating site and litigation claims totaling $.2 million. In addition, the Company arrived at a settlement in the second quarter of 2003 with the remaining insurance carrier that the Company had tendered the defense of certain environmental claims. The Company received $3.0 million in cash and recorded the settlement as a reduction to SG&A expenses.

Net interest expense for the second quarter and the first six months of 2003 totaled $5.4 million and $10.7 million, respectively, compared with $3.9 million and $7.8 million in the same periods of 2002, respectively. The increase in net interest expense in the 2003 periods compared with the 2002 periods was primarily due to the higher levels of borrowing and an increase in the average cost of borrowings.

The Company’s effective tax rates for the second quarter and the first six months of 2003 were 35 percent and 34 percent, respectively, compared with 61 percent and 34 percent for the same periods of 2002, respectively. Effective income tax rates for interim periods are based on the current best estimate of taxable earnings for the full year. This rate is applied to year-to-date income or loss at the end of each quarter. The Company’s effective tax rate fluctuates due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income, and, therefore, the effective tax rate in subsequent interim periods of 2003 is subject to change.

Liquidity and Capital Resources

Operating Activities

During the first six months of 2003, net cash used for operating activities was $3.9 million compared with net cash provided by operating activities of $8.7 million in the first six months of 2002. In the first six months of 2003, changes in working capital included an increase in accounts receivable of $1.6 million, primarily due to higher pulp prices and higher lumber sales volumes. Inventories decreased $5.0 million mainly due to a reduction in saw logs partially offset by higher pulp and lumber inventories. Saw log inventories generally build in the winter months due to fewer logging restrictions and are reduced in the spring and summer months. Other changes in working capital items increased working capital $.8 million.

Significant changes in working capital in the first six months of 2002 included an increase in accounts receivable of $8.2 million, primarily due to increasing pulp sales volumes and rising market pulp prices. Inventories decreased $13.9 million due to the seasonal reduction in saw logs. Other changes in working capital items decreased working capital $7.8 million.

Investing Activities

The Company invested $7.5 million in capital projects in the first six months of 2003, although gross plant and equipment on the balance sheet increased by a much larger amount in the period due to the effect of the stronger Canadian dollar on the translated amounts of assets denominated in Canadian dollars. The Company estimates that total 2003 capital spending will approximate $15.0 million to $20.0 million. These capital projects relate primarily to upgrading of existing operations and include a limited number of relatively small, high-return projects. Capital expenditures for the first six months of 2002 totaled $7.4 million.

Included in property and equipment sales proceeds was the first quarter 2003 sale of twenty-two acres of excess land at the Company’s Harmac pulp mill site to an electric utility company for approximately $.9 million. The utility company plans to construct a power generating facility at the site.

Financing Activities

At June 30, 2003, the long-term debt to total capitalization ratio was 62 percent compared with 59 percent at December 31, 2002. At June 30, 2003, the Company was in compliance with its debt covenants, including maximum leverage ratios, net worth tests, EBITDA and similar ratios related to interest coverage. The debt agreements related to the Company’s 8 3/8% debentures and senior notes do not contain any financial covenants. At June 30, 2003, Moody’s Investor Service rated the Company’s senior unsecured debt Ba3 with a stable outlook. On June 19, 2003, Standard & Poor’s Rating Services reaffirmed the Company’s corporate and senior unsecured debt ratings of BB and revised its outlook on the Company to negative from stable. The outlook revision reflected Standard & Poor’s concern that the protracted downturn in pulp and paper markets could prevent the Company’s credit measures from improving.

The Company expects to meet future cash requirements through cash generated from operations, existing cash balances and existing credit facilities and other capital resources. As of June 30, 2003, the Company had available approximately $68.4 million of borrowing capacity under its revolving lines of credit and $4.9 million of cash and cash equivalents. The Company’s ability to borrow under its revolving lines of credit at a particular point in time is subject to the availability of adequate collateral and compliance with existing financial covenants. Under the existing financial covenants, the Company was required to have borrowing capacity under its revolving lines of credit or excess cash totaling $25.0 million and therefore, the Company’s net borrowing capacity under its revolving lines of credit was $48.3 million at June 30, 2003.

In June 2003, the Company consolidated its $110.0 million Canadian revolving bank line of credit and its $35.0 million Canadian term loan due June 2003 into two 364-day extendable revolving credit facilities. The maximum borrowings under one line totals $95.0 million Canadian (approximately $70.0 million U.S.) and is convertible into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $55.0 million Canadian (approximately $40.5 million U.S.) of revolving borrowings and is convertible into a one-year term loan upon expiration of the revolving credit provisions. The restructured lines, expiring June 2004 and secured by the Mackenzie mill site and certain inventory and accounts receivable, increased the Company’s line availability by approximately $15.0 million Canadian (approximately $11.0 million U.S.).

The Company’s $15.0 million revolving credit facility with a U.S. bank, scheduled to expire in June 2003, was extended to September 2003. At June 30, 2003, the Company had no borrowings under this line. The line, secured by accounts receivable, is convertible into a one-year term loan upon expiration of the revolving credit provisions.

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

Pension and Other Postretirement Benefits

At June 30, 2003, the Company had a prepaid pension cost asset of $8.8 million related to its U.S. pension plan. The Company uses a September 30 measurement date for plan assets and liabilities. If the fair value of plan assets (approximately $44.9 million at June 30, 2003) were to fall below the plan’s calculated accumulated benefit obligation (ABO) (estimated using the Company’s year-end 2002 discount rate of 6.75 percent to be approximately $40.0 million at June 30, 2003), this prepaid pension cost asset would be written off, net of taxes, by a direct charge to shareholders’ equity, with no impact on earnings or cash. The most significant variables that could cause this to occur are the actual return on plan assets and the discount rate used at September 30, 2003 to value plan liabilities. The U.S. stock market rose significantly in the second quarter of 2003, while interest rates in general have declined since September 30, 2002. For example, using a discount rate of 5.75 percent, the Company’s ABO at June 30, 2003 would be approximately $45.2 million. If the fair value of plan assets were to remain unchanged for the next three months of 2003, and if the ABO were to increase to an amount in excess of this asset value, and the Company chose not to make a cash contribution to plan assets at least equal to the difference between the ABO and the fair value of plan assets, then a charge of approximately $5.4 million (the projected prepaid pension cost asset at December 31, 2003, net of tax), plus the excess of the ABO over the fair value of plan assets, to reduce shareholders’ equity would be required.

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

Cyclical Operating Results and Product Pricing

The Company’s financial performance depends primarily on the prices it receives for its products. Prices for both pulp and lumber products are highly cyclical and have fluctuated significantly in the past and may fluctuate significantly in the future. Increases or decreases in production capacity, increases or decreases in operating rates and changes in customer consumption patterns will cause changes in product prices. The economic climate of each region where the Company’s products are sold has a significant impact on the demand, and therefore the prices, for pulp and lumber. Changes in regional economies can cause fluctuation in prices and sales volumes and, as a result, directly affect the Company’s profitability and cash flows. The continued uncertainties in the economic conditions of the United States and other international markets could adversely affect the Company’s results of operations and cash flows. Any future downward fluctuation in prices could have a material adverse effect on the Company’s business, financial condition and results of operations. The amount of downtime that the Company’s mills take fluctuates based on changes in pricing and demand for its products.

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

Fees on Lumber Imports into the United States

In May 2002, the ITC imposed a tariff on certain types of softwood lumber imported into the United States from Canada after determining that imports of certain types of softwood lumber from Canada threatened U.S. softwood lumber mill operators. Based on findings of the DOC regarding subsidies and dumping margins, the ITC’s decision subjects the Company’s imports of certain types of softwood lumber from Canada on or after May 22, 2002 to a total tariff of 27.22 percent which has had a material adverse effect on the Wood Products business result of operations. Panels under NAFTA and the World Trade Organization (WTO) are reviewing the ITC’s determination. However, the outcome or effect of such reviews, or if a settlement between the Canadian and U.S. governments may be reached, cannot be predicted.

Availability and Pricing of Raw Materials

Logs, wood chips and sawdust, the principal raw materials used in the manufacture of the Company’s products, are purchased in highly competitive, price-sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors, many of which are beyond the Company’s control. Changes in the pricing of logs under British Columbia’s current stumpage system as the result of negotiations to resolve the U.S.-Canada lumber import duty issue could affect the cost of logs for our Canadian sawmills. Other factors include changing environmental and conservation regulations and natural disasters, such as forest fires, wind storms or other extreme weather conditions. A decrease in the supply of logs, wood chips and sawdust can cause higher raw material costs and, as a result, material fluctuations in the Company’s results of operations.

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

To address the claims of the First Nations groups, the governments of Canada and British Columbia instituted a negotiation process under the administration of a treaty commission. In July 2002, the voting public approved a referendum of principles for treaty making. This gave Provincial negotiators the authority to negotiate and make commitments on topics that are consistent with the referendum principles and for which current policies exist. Any settlements that may result from the negotiation process may involve a combination of cash and resources and grants of conditional rights to gather food on public lands and some rights of self-government. The effect of any treaties on timber tenure rights, including timber tenures of the Company, cannot be estimated at this time. The issues surrounding aboriginal rights and title are not likely to be resolved by the Canadian governments in the near future. A reduction in the timber supply could have a material adverse effect on the Company’s financial condition and results of operations.

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (the “plan”) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. The Plan states that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations and the other half will be available for public auction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s allowable annual cut (AAC). The effect, if any, on the Company’s future supply and cost of logs, chips and sawdust to its Canadian operations cannot be determined at this time.

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

Environmental Liabilities

The Company is currently participating in the investigation and remediation of environmental contamination at three sites on which it previously conducted business. In addition, the Company is working with the Ministry of Water, Land and Air Protection in British Columbia regarding environmental contamination at the Mackenzie mill. The Company may also be required to investigate and remediate environmental conditions at other sites if contamination, presently unknown to the Company, is discovered. The ultimate cost to the Company for site remediation and monitoring of these sites cannot be predicted with certainty due to the difficulties in estimating the ultimate cost of remediation and determining the extent to which contributions will be available from other parties. Expenditures that may be required in connection with these sites could have a material adverse effect on the Company’s business.

Exchange Rate Fluctuations

Although the Company’s sales are made primarily in U.S. dollars, a substantial portion of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, could adversely affect the Company’s results of operations and cash flows. A substantial portion of the Company’s pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects the Company’s customers’ ability to pay and the Company’s relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on the Company’s business, financial condition and results of operation. For example, a change in the Canadian to U.S. dollar translation rate from 1.41 to 1.40 would increase pre-tax cost of sales as measured in U.S. dollars by an estimated $2.9 million U.S. on an annual basis.

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

Financial Leverage

The Company’s long-term debt as a percentage of total capitalization at June 30, 2003 was 62 percent. While the Company’s leverage level is not unusual for the forest products and pulp industries, this leverage, or higher leverage if the Company were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Higher levels of leverage may require a substantial portion of the cash flow from operations to satisfy debt payments, thereby reducing the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. Higher leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for interest rates relates primarily to short- and long-term debt. The Company’s investment in marketable securities at June 30, 2003 and 2002 was not significant. The Company’s debt is primarily fixed rate with 17 percent of total debt at variable rates at June 30, 2003, and therefore, net income is not materially affected when market interest rates change.

The Company has exposure to foreign currency rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect. The Company’s net investment in foreign subsidiaries with a functional currency other than the U.S. dollar is not hedged. The net assets in Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $211.7 million. The potential change in fair value resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $21.2 million at June 30, 2003. Any gain or loss in fair value would be reflected as a cumulative translation adjustment and would not affect reported net income or loss of the Company.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries and Canadian dollar denominated intercompany loans made by the parent company. The Company periodically uses foreign currency rate hedges to manage its exposure to these foreign currency transactions and to its currency rate exposure from Canadian operations. For example, a change in the Canadian to U.S. dollar translation rate from 1.41 to 1.40 would increase pre-tax cost of sales by an estimated $2.9 million U.S. on an annual basis. The notional value of foreign currency exchange rate contracts outstanding at June 30, 2003 was not material.

The average Canadian to U.S. dollar exchange rates used to translate the results of operations of the Company’s Canadian subsidiaries were 1.40 and 1.55 for the quarters ended June 30, 2003 and 2002, respectively. For the six-month periods, the average exchange rates were 1.45 and 1.57 for 2003 and 2002. The Canadian to U.S. dollar exchange rates used to translate the balance sheets of the Company’s Canadian subsidiaries were 1.36 and 1.58 at June 30, 2003 and December 31, 2002, respectively.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined by the Securities and Exchange Commission, as of the end of the period covered by this report pursuant to Rule 13a-15(b). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported on a timely basis.

Change in Internal Controls

There was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its Disclosure Controls or Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Moreover, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events.

Notwithstanding the foregoing limitations, the Company’s management believes that its Disclosure Controls and Internal Controls provide reasonable assurances that the objectives of its control system are met.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 2, 2003. The following members were elected to the Company’s Board of Directors to hold office for three-year terms expiring in 2006.

Nominee	In Favor	Withheld
Gordon P. Andrews	13,657,820 (97.6%)	331,589 (2.4%)
David J. Barram	13,655,072 (97.6%)	334,337 (2.4%)
Peter T. Pope	13,654,295 (97.6%)	335,114 (2.4%)

Additionally, the following directors were elected in previous years to three-year terms on the Company’s Board of Directors and will continue their terms of office: Lionel G. Dodd; Charles Crocker; Robert G. Funari; Kenneth G. Hanna; Robert Stevens Miller, Jr. and Michael Flannery.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit 10.7	Amended and Restated Credit Agreement dated June 13, 2003 between the Company and the Toronto-Dominion Bank, Bank of Montreal, The Bank of Nova Scotia and Canadian Western Bank.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

On April 24, 2003, the Company filed a Form 8-K to furnish the Securities and Exchange Commission its earnings release announcing first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC. Registrant

Date: July 31, 2003	/s/ MARIA M. POPE Maria M. Pope Vice President and Chief Financial Officer