Form 10-Q
period 2003-09-30
POPE & TALBOT INC /DE/
filed 2003-10-29
CIK 311871

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Common stock, $1 par value—15,641,851 shares as of October 27, 2003.

		Page No.

	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Consolidated Balance Sheets—September 30, 2003 and December 31, 2002	3

	Consolidated Statements of Operations—Three and Nine Months Ended September 30, 2003 and 2002	4

	Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2003 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4.	Controls and Procedures	24

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	25

ITEM 2.	Changes in Securities and Use of Proceeds	*

ITEM 3.	Defaults Upon Senior Securities	*

ITEM 4.	Submission of Matters to a Vote of Security Holders	*

ITEM 5.	Other Information	*

ITEM 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES		26

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I.     FINANCIAL INFORMATION

ITEM 1.    Financial Statements

POPE & TALBOT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,827	$4,240
Restricted cash	5,000	—
Short-term investments	101	101
Accounts receivable, net	80,240	59,540
Inventories	83,097	93,319
Prepaid expenses	7,475	6,465
Deferred income taxes	3,896	4,053

Total current assets	187,636	167,718
Properties:
Plant and equipment	669,426	597,864
Accumulated depreciation	(349,598)	(300,927)

	319,828	296,937
Land and timber cutting rights	8,082	7,410

Total properties, net	327,910	304,347
Other assets:
Deferred income tax assets, net	17,271	13,081
Prepaid pension costs	8,491	9,351
Other	9,250	9,891

Total other assets	35,012	32,323

	$550,558	$504,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,375	$26,824
Accounts payable	53,051	43,236
Accrued payroll and related taxes	19,029	17,173
Other accrued liabilities	12,150	20,783

Total current liabilities	89,605	108,016
Long-term liabilities:
Long-term debt, net of current portion	260,773	205,922
Other long-term liabilities	54,618	46,598

Total long-term liabilities	315,391	252,520
Stockholders’ equity:
Common stock	17,208	17,207
Additional paid-in capital	68,048	68,014
Retained earnings	86,022	108,901
Accumulated other comprehensive income (loss)	(1,207)	(25,718)
Common stock held in treasury, at cost	(24,509)	(24,552)

Total stockholders’ equity	145,562	143,852

	$550,558	$504,388

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(thousands except per share)
Revenues:
Pulp	$100,817	$81,437	$276,760	$241,892
Wood Products	68,226	57,118	180,954	166,085

Total	169,043	138,555	457,714	407,977
Costs and expenses:
Cost of sales:
Pulp	100,212	75,299	271,772	246,128
Wood Products	63,564	57,660	180,306	143,945
Selling, general and administrative	7,018	6,286	18,560	19,109

	170,794	139,245	470,638	409,182

Operating loss	(1,751)	(690)	(12,924)	(1,205)
Interest expense, net	5,350	4,730	16,053	12,539

Loss before income taxes	(7,101)	(5,420)	(28,977)	(13,744)
Income tax benefit	(2,414)	(1,843)	(9,852)	(4,673)

Net loss	$(4,687)	$(3,577)	$(19,125)	$(9,071)

Basic and diluted net loss per share	$(.30)	$(.23)	$(1.22)	$(.58)

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2003	2002
	(thousands)
Cash flow from operating activities:
Net loss	$(19,125)	$(9,071)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation and amortization	28,158	26,241
Gain on sale of property and equipment	(1,102)	—
Deferred tax provision	(9,305)	(7,346)
Noncash lumber import duties	—	(15,567)
Decrease (increase) in working capital:
Accounts receivable	(16,060)	(2,575)
Inventories	21,735	11,132
Prepaid expenses and other assets	1,195	6,422
Accounts payable and accrued liabilities	(5,858)	5,473
Other, net	(2,261)	5,226

Net cash provided by (used for) operating activities	(2,623)	19,935

Cash flow from investing activities:
Proceeds from maturities of short-term investments	—	9
Restricted cash	(5,000)	—
Capital expenditures	(13,656)	(13,785)
Proceeds from sale of property and equipment	1,236	128

Net cash used for investing activities	(17,420)	(13,648)

Cash flow from financing activities:
Proceeds from long-term debt	37,419	58,572
Repayment of long-term debt	(10,113)	(63,439)
Exercise of stock options	78	170
Cash dividends	(3,754)	(7,032)

Net cash provided by (used for) financing activities	23,630	(11,729)

Increase (decrease) in cash and cash equivalents	3,587	(5,442)
Cash and cash equivalents at beginning of period	4,240	18,463

Cash and cash equivalents at end of period	$7,827	$13,021

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Effective income tax rates for interim periods are based on the current best estimate of taxable earnings for the full year. This rate is applied to year-to-date income or loss at the end of each quarter. Results for the first nine months of the year may not necessarily be indicative of the results that may be expected for the full year.

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

2.    Net Income (Loss) Per Share

The computation of basic earnings per share is based on net income or loss and the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards. The computation of

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

(Unaudited)

diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. In the table below, the effect of stock plans on diluted net loss per share was either antidilutive or not significant.

The following table summarizes the computation of diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(thousands except per share)
Weighted average shares outstanding	15,623	15,611	15,621	15,604
Effect of stock plans	—	—	—	—

Weighted average shares outstanding	15,623	15,611	15,621	15,604

Net loss	$(4,687)	$(3,577)	$(19,125)	$(9,071)

Basic and diluted net loss per common share	$(.30)	$(.23)	$(1.22)	$(.58)

Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.25 to $30.38 per share, averaged 1,534,000 and 1,521,000 for the three months ended September 30, 2003 and 2002, respectively and 1,490,000 and 1,476,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(thousands except per share)
Net loss, as reported	$(4,687)	$(3,577)	$(19,125)	$(9,071)
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(114)	(106)	(406)	(404)

Pro forma net loss	$(4,801)	$(3,683)	$(19,531)	$(9,475)

Basic and diluted net loss per share:
As reported	$(.30)	$(.23)	$(1.22)	$(.58)
Pro forma	$(.31)	$(.24)	$(1.25)	$(.61)

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

(Unaudited)

The Company has followed the practice of using treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to a stock option plan, the difference between the exercise price and the cost of treasury shares is recorded as an increase or decrease to additional paid-in capital.

To calculate stock-based employee compensation expense under SFAS No. 123, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: risk-free interest rates of 3.5 and 4.7 percent; dividend yields of 4.1 and 4.3 percent; and expected volatility of 46 percent for both periods. Expected option lives of six years were assumed.

3.    Inventories

	September 30, 2003	December 31, 2002
	(thousands)
Pulp	$27,337	$26,774
Lumber	14,378	15,171
Saw logs	8,390	22,014
Pulp logs, chips and sawdust	12,944	11,784
Chemicals and supplies	21,498	18,880
LIFO reserve	(1,450)	(1,304)

	$83,097	$93,319

Interim LIFO calculations require the estimation of the Company’s year-end inventory quantities and costs. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year. The portion of inventories determined using the last-in, first-out (LIFO) method aggregated $15.4 million and $19.9 million using the average cost method, which approximates the FIFO basis, at September 30, 2003 and December 31, 2002, respectively.

4.    Income taxes

Management believes that the Company will have sufficient future U.S. taxable income from tax planning strategies to make it more likely than not that the net operating loss deferred tax asset will be realized. In making this assessment, management has considered the cyclical nature of its business, the likelihood of having sufficient future Canadian taxable income, the relatively long expiration period of net operating losses in the U.S. and the ability to utilize certain tax planning strategies if a net operating loss were to otherwise expire. The realization of the asset is not assured and could be reduced in the future if either estimates of future taxable income during the carryforward period are reduced or the estimated benefits realizable from tax planning strategies are reduced.

5.    Debt

In September 2003, the Company’s $15.0 million revolving credit facility with a U.S. bank was renewed and extended to March 2004. Under the terms of the agreement, the Company placed $5.0 million into a restricted interest-bearing account. At September 30, 2003, the Company had no borrowings under this line, but was utilizing $9.2 million of availability for an outstanding letter of credit. The line, secured by accounts receivable, is convertible into a one-year term loan upon expiration of the revolving credit provisions.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

(Unaudited)

In June 2003, the Company consolidated its $110.0 million Canadian revolving bank line of credit and its $35.0 million Canadian term loan due June 2003 into two 364-day extendable revolving credit facilities. The maximum borrowings under one line totals $95.0 million Canadian (approximately $70.4 million U.S.), and this line is convertible into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $55.0 million Canadian (approximately $40.8 million U.S.) of revolving borrowings and is convertible into a one-year term loan upon expiration of the revolving credit provisions. The restructured lines, expiring June 2004, are secured by the Mackenzie mill site and certain inventory and accounts receivable.

6.    Comprehensive Income (Loss)

Comprehensive income (loss) measures all changes in equity, including net income (loss), of the Company that result from recognized transactions and other economic events other than transactions with shareholders. Comprehensive income (loss) was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(thousands)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	$908	$(7,456)	$24,511	$1,263
Change in unrealized loss on cash flow hedging derivatives, net of tax	—	356	—	1,496

Total	908	(7,100)	24,511	2,759
Net loss	(4,687)	(3,577)	(19,125)	(9,071)

Comprehensive income (loss)	$(3,779)	$(10,677)	$5,386	$(6,312)

7.    Segment Information

The Company classifies its business into two operating segments: Pulp and Wood Products. A reconciliation of the totals reported for the operating segments to the corresponding amount in the Consolidated Statement of Operations was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Income (loss) before income taxes:
Pulp	$(2,145)	$3,418	$(4,023)	$(11,991)
Wood Products	3,568	(1,183)	(2,746)	19,311
General Corporate	(3,174)	(2,925)	(6,155)	(8,525)

Total operating loss	(1,751)	(690)	(12,924)	(1,205)
Interest expense, net	(5,350)	(4,730)	(16,053)	(12,539)

	$(7,101)	$(5,420)	$(28,977)	$(13,744)

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

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

September 30, 2003

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

The Company’s 2003 third quarter and year-to-date results included duty costs of $8.8 million and $22.1 million, respectively. Based on the lumber import duty rates in effect at the time and the impact of DOC’s actions with respect to duty rates and time period applicability, the Company’s 2002 third quarter and year-to-date results included costs of $6.7 million and the positive impact of the net reversal of $7.7 million, respectively, of lumber import duties.

Beginning in June 2003, and annually thereafter for a total of five years, the DOC will conduct reviews to determine whether Canada continued to subsidize softwood logs and whether the Canadian companies, including the Company’s Canadian subsidiary, engaged in dumping and, if so, the appropriate CVD and ADD rates to impose. Beginning in the second quarter of 2007, both the CVD and ADD orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur. The current review by the DOC has not yet been concluded and the effect of such a review cannot be predicted.

The federal and provincial governments in Canada have moved for appellate review by panels under the North American Free Trade Agreement (NAFTA) and the World Trade Organization (WTO) with respect to the CVD and ADD findings. Various WTO and NAFTA rulings have been issued to date. Of particular note are the NAFTA rulings on CVD and injury determination. The NAFTA panels found that the DOC’s use of cross border benchmarks in its CVD ruling and the ITC’s finding of threat of injury were both unsupported by substantial evidence. In all cases, the rulings are either being appealed or have been remanded back to the DOC or ITC for further clarifications and/or amendments. The outcome or effect of NAFTA and WTO reviews and eventual reprimands, or whether a settlement between the Canadian and U.S. governments may be reached, cannot be predicted.

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

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

(Unaudited)

governmental regulations. The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Remediation costs incurred are charged against the reserves. The Company has assumed it will bear the entire cost of remediation at these sites.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site and surrounding area at Port Gamble, Washington. The Company is responsible for environmental remediation costs related to five landfills used by the Company that contain wood debris and industrial wastes. WDOE also requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. The Company completed the bay sediment characterization during 2002 and, in the second quarter of 2003, submitted a corrective action plan related to the wood waste accumulation in the bay. As of September 30, 2003, the Company’s remediation efforts for four of the five landfills have been completed. The remaining landfill remediation work will be completed mid-2004. The company expects to receive “no further action” letters from WDOE for all the landfills in 2004. The reserve balance for this site was $1.1 million at September 30, 2003, representing the low end of the range of estimated future remediation and monitoring costs at this site. Remediation costs charged to the reserve in the third quarter of 2003 totaled $.4 million and no other adjustments were made to the reserve. The Company expects the remaining remediation costs to be incurred through mid-2004 and expects to incur monitoring costs through 2013.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to prepare a remediation plan for this pond. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company is working with British Columbia’s Ministry of Land, Water and Air Protection to develop an appropriate remediation plan, with site testing and partial dredging completed in the third quarter of 2003. Remediation costs charged to the reserve in the third quarter of 2003 totaled $.3 million and no other adjustments were made to the reserve. Ongoing monitoring and additional dredging is expected. The reserve balance was $1.9 million at September 30, 2003.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site in St. Helens, Oregon, formerly owned by the Company required further action. The Company is currently participating in the investigation phase of this site. The remediation reserve balance for this site was $3.6 million at September 30, 2003 and represented the low end of the range of estimated future remediation and monitoring costs at this site. The reserve is for the estimated costs of soil and groundwater excavation and treatment, the capping and monitoring of surface water/sediment, and post remediation monitoring costs. Remediation related costs charged to the reserve in the third quarter of 2003 totaled $.1 million and no other adjustments were made to the reserve. The Company currently expects the majority of the remediation costs to be incurred in 2006, with post remediation monitoring costs to begin in 2007 and to continue for 15 to 20 years.

The Company tendered the defense of certain environmental claims to a number of insurance carriers that issued comprehensive general liability policies to the Company from the 1940’s to 1992. In 1995, the Company filed a declaratory judgment action to obtain a decision that the insurance carriers were obligated to defend the Company and indemnify it for any environmental liabilities incurred as a result of certain operations of the Company during that period. As of June 30, 2003, the Company has concluded settlements with these insurance carriers, on either a site-specific or full policy release basis. In the second quarter of 2003, the Company collected $5.3 million in settlements concluded in the first six months of 2003.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

(Unaudited)

Guarantees

In connection with the sale/leaseback of the Halsey pulp mill and its chlorine dioxide facility, the Company agreed to indemnify certain other participants in the financings against the loss, on an after-tax basis, of certain tax items, including Oregon pollution control tax credits. At September 30, 2003, the maximum potential future payments that could be required under these guarantees were $14.0 million, and the amount recorded as liabilities related to these guarantees was $8.7 million. The Company’s indemnity obligations with respect to these tax items continue while the relevant tax years of the indemnified parties remain open to audit; however, with respect to $10.6 million of the potential payments, the Company’s obligation expires if a claim for indemnity is not asserted on or before March 15, 2016.

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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Pope & Talbot, Inc. (the “Company”) lost $4.7 million in the third quarter of 2003, or $.30 loss per share, compared with a net loss of $3.6 million, or $.23 loss per share, in the third quarter of 2002. The Company’s net loss year-to-date totaled $19.1 million, or $1.22 loss per share, compared with a net loss of $9.1 million, or $.58 loss per share, for the nine months ended September 30, 2002. Operating results for the three and nine months ended September 30, 2003 were negatively affected by an appreciating Canadian dollar, which increased Canadian pulp and lumber manufacturing costs. Additionally, Wood Products continued to be adversely affected by the lumber trade dispute between the U.S. and Canada.

Included in the Company’s 2003 third quarter and year-to-date results were lumber import duty costs of $8.8 million and $22.1 million, respectively. The 2002 third quarter and year-to-date results included $6.7 million of duty costs and the positive impact of the net reversal of $7.7 million of duty costs, respectively. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Selected Segment Data

	Second Quarter 2003	Third Quarter		Nine months ended September 30,
		2003	2002	2003	2002
	(thousands)
Revenues
Pulp	$82,551	$100,817	$81,437	$276,760	$241,892
Wood Products
Lumber	51,702	61,901	50,007	160,714	144,909
Chips, logs and other	6,192	6,325	7,111	20,240	21,176

Total Wood Products	57,894	68,226	57,118	180,954	166,085

	$140,445	$169,043	$138,555	$457,714	$407,977

Operating income (loss)
Pulp	$(2,060)	$(2,145)	$3,418	$(4,023)	$(11,991)
Wood Products	(2,664)	3,568	(1,183)	(2,746)	19,311
General Corporate	(298)	(3,174)	(2,925)	(6,155)	(8,525)

Operating loss	$(5,022)	$(1,751)	$(690)	$(12,924)	$(1,205)

Depreciation and amortization
Pulp	$6,961	$7,109	$6,338	$21,304	$19,846
Wood Products	1,866	1,685	1,622	5,834	5,429
General Corporate	311	407	356	1,020	966

	$9,138	$9,201	$8,316	$28,158	$26,241

EBITDA (A)
Pulp	$4,901	$4,964	$9,756	$17,281	$7,855
Wood Products	(798)	5,253	439	3,088	24,740
General Corporate	13	(2,767)	(2,569)	(5,135)	(7,559)

	$4,116	$7,450	$7,626	$15,234	$25,036

Lumber import duties	$6,901	$8,802	$6,700	$22,152	$(7,700)

(A)	EBITDA equals net loss before income taxes and interest expense, net plus depreciation and amortization, and is reconcilable to the Company’s net loss using the depreciation and amortization numbers in the above table and interest expense, net and income taxes as indicated in the Consolidated Statement of Operations. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net loss.

Selected Segment Data (continued)

	Second Quarter 2003	Third Quarter		Nine months ended September 30,
		2003	2002	2003	2002
Pulp (metric tons)
Sales volume	164,600	216,600	180,600	597,900	574,900
Average price realization	$501	$465	$451	$463	$421
Lumber (thousand board feet)
Sales volume	161,500	168,600	155,300	481,500	447,900
Average price realization	$320	$367	$322	$334	$323

Pulp

Pulp generated an operating loss of $2.1 million in the third quarter of 2003, compared with operating income of $3.4 million in the third quarter of 2002 and an operating loss of $2.1 million in the second quarter of 2003. EBITDA from Pulp for the third quarter of 2003 was $5.0 million, compared with $9.8 million in the third quarter of 2002 and $4.9 million in the second quarter of 2003.

Pulp generated an operating loss of $4.0 million in the first nine months of 2003, compared with an operating loss of $12.0 million for the same period in 2002. EBITDA from Pulp for the first nine months of 2003 was $17.3 million compared with $7.9 million for the first nine months of 2002.

Pulp revenues in the third quarter of 2003 totaled $100.8 million compared with $81.4 million in the same quarter of 2002 and $82.6 million in the second quarter of 2003. Pulp sales volume totaled 216,600 metric tons in the third quarter of 2003, compared with 180,600 metric tons in the third quarter of 2002 and 164,600 metric tons in the second quarter of 2003. The higher third quarter 2003 sales volume primarily reflected higher shipments to China and Europe. Year-to-date Pulp revenues were $276.8 million for 2003 and $241.9 million for 2002. Pulp sales volume in the first nine months of 2003 totaled 597,900 metric tons compared with 574,900 metric tons in the same period of 2002.

According to Pulp & Paper Week, an industry trade publication, the average benchmark price of northern bleached softwood kraft (NBSK) pulp delivered into Northern Europe, was $520 per metric ton for the third quarter of 2003, compared with $487 and $553 per metric ton for the third quarter of 2002 and the second quarter of 2003, respectively. For the first nine months of 2003 and 2002, the benchmark prices per metric ton averaged $517 and $466, respectively. The Company’s pulp sales price averaged $465 per metric ton in the third quarter of 2003, an increase of $14 per metric ton, or three percent, over the same period a year ago and a decrease of $36 per metric ton, or seven percent, from the second quarter of 2003.

Pulp cost of sales was $100.2 million in the third quarter of 2003, compared with $75.3 million in the same quarter of 2002 and $81.4 million in the second quarter of 2003. Pulp production totaled 199,700 metric tons in the third quarter of 2003, compared with 200,000 metric tons in the same quarter last year and 181,900 in the second quarter of 2003. In the third quarter of 2003, Mackenzie took 15 days of downtime for its planned annual maintenance, resulting in lost production of approximately 10,100 metric tons. In the second quarter of 2003, Harmac took 16 days of downtime for its planned annual maintenance resulting in lost production of approximately 22,300 metric tons.

The average cost per metric ton of pulp sold increased 11 percent in the third quarter of 2003 compared with the same quarter in 2002 and decreased six percent compared with the second quarter of 2003. A significant factor affecting Pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the U.S. dollar has declined, and the Company estimates that the decrease in the average U.S. to Canadian dollar exchange rate from the third quarter of 2002 to the third quarter of 2003 resulted in a $9 million increase in Pulp cost of sales, and a ten percent increase in the average cost per metric ton of pulp sold, in the third quarter of 2003. Energy costs were also higher in the third quarter of 2003 as compared with 2002. Pulp cost of sales in the third quarter of 2003 included a $.4 million write-down of pulp inventories compared with a $1.8 million write-down in the second quarter of 2003. The reductions to inventory reflect the difference between the cost of pulp produced and anticipated sales prices.

Year-to-date 2003 cost of pulp sales was $271.8 million compared with $246.1 million in the same period of 2002. Pulp production totaled 587,000 metric tons in the 2003 period compared with 582,100 metric tons in the 2002 period. The average cost per metric ton of pulp sold increased six percent in the first nine months of 2003 compared with the same period in 2002. The value of the U.S. dollar has declined, and the Company estimates that the decrease in the average U.S. to Canadian dollar exchange rate from the first nine months of 2002 to the first nine months of 2003 caused a $15 million increase in pulp cost of sales, and a six percent increase in the average cost per metric ton of pulp sold, in the first nine months of 2003. Also, included in cost of goods sold year-to-date in 2003 was a $.9 million gain on the sale of excess land at the Company’s Harmac pulp mill, recognized in the first quarter of 2003.

Wood Products

Operating income from Wood Products for the third quarter of 2003 was $3.6 million, compared with an operating loss of $1.2 million in the third quarter of 2002 and an operating loss of $2.7 million in the second quarter of 2003. EBITDA from Wood Products for the third quarters of 2003 and 2002 was $5.3 million and $.4 million, respectively, compared with negative $.8 million in the second quarter of 2003.

Wood Products incurred an operating loss for the first nine months of 2003 of $2.7 million, compared with operating income of $19.3 million for the same period in 2002. EBITDA from Wood Products for the 2003 period was $3.1 million compared with $24.7 million for the 2002 period. The 2003 results included $22.1 million of lumber import duties compared with the net reversal of $7.7 million of lumber import duties in the 2002 period.

Wood Products revenues, including lumber, log and chip sales, in the third quarter of 2003 totaled $68.2 million compared with $57.1 million in the same quarter of 2002 and $57.9 million in the second quarter of 2003. Lumber sales volumes of 168,600 thousand board feet in the third quarter of 2003 were up nine percent compared with 155,300 thousand board feet the same quarter a year ago and up four percent from 161,500 thousand board feet in the second quarter of 2003. Year-to-date Wood Products revenues, including lumber, log and chip sales, were $181.0 million in 2003 compared with $166.1 million in the same period of 2002. Lumber sales volumes of 481,500 thousand board feet in the 2003 period were up eight percent compared with 447,900 thousand board feet in the 2002 period.

According to Random Lengths, an industry trade publication, lumber prices in the U.S., as measured by the composite price index for western spruce/pine/fir 2x4 lumber, averaged $304 per thousand board feet for the third quarter of 2003 compared with $223 per thousand board feet for the third quarter of 2002 and $238 for the second quarter of 2003. For the first nine months of 2003 and 2002, these lumber prices averaged $248 and $251, respectively. The Company’s average lumber sales price of $367 per thousand board feet in the current quarter was up 14 percent compared with $322 in the third quarter of last year and up 15 percent compared with $320 in the second quarter of 2003.

Cost of sales for Wood Products in the third quarter of 2003 was $63.6 million, compared with $57.7 million in the third quarter of 2002 and $59.5 million in the second quarter of 2003. Lumber import duties in the third quarter of 2003 were $8.8 million compared with $6.7 million in the third quarter of 2002 and $6.9 million in the second quarter of 2003. Lumber production totaled 145,000 thousand board feet in the third quarter of 2003, compared with 144,300 thousand board feet in the same quarter of last year and 157,600 thousand board feet in the second quarter of 2003.

The average cost per thousand board feet of lumber sold was two percent higher in the third quarter of 2003 compared with the same quarter of 2002 and the second quarter of 2003. A significant factor affecting Wood Products cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The value of the U.S. dollar has declined, and the Company estimates that the decrease in the average U.S. to Canadian dollar exchange rate from the third quarter of 2002 to the third quarter of 2003 resulted in a $5 million increase in Wood Products cost of sales, and a seven percent increase in the average cost per thousand board feet of lumber sold, in the third quarter of 2003. This increase was partially offset by lower log and logging costs.

In the third quarter of 2003, the British Columbia interior experienced significant forest fires. While the Company ceased Canadian logging operations for eight weeks, the Company continued to operate all of its sawmills with the exception of the Midway sawmill that took two weeks of unplanned downtime and lost 17 percent of planned production for the third quarter of 2003. Overall, third quarter 2003 production costs were minimally affected. However, anticipated logging difficulties and a higher than normal volume of burnt and charred logs may result in some negative impacts in the fourth quarter of 2003 and into the first quarter of 2004.

For the first nine months of 2003, cost of sales for Wood Products was $180.3 million compared with $143.9 million in the first nine months of 2002. Lumber import duties incurred in the first nine months of 2003 totaled $22.1 million compared with a net reversal of $7.7 million of lumber import duties in the same period of 2002, accounting for $29.8 million of the increase in cost of sales. Lumber production totaled 468.5 million board feet in the first nine months of 2003, compared with 453.5 million board feet in the same period of 2002. The average cost per thousand board feet of lumber sold was 17 percent higher in the first nine months of 2003, compared with the same period of 2002, due to the increase in lumber import duties period-to-period. In addition, the value of the U.S. dollar has declined, and the Company estimates that the decrease in the average U.S. to Canadian dollar exchange rate from the first nine months of 2002 to the first nine months of 2003 resulted in a $9 million increase in Wood Products cost of sales, and a six percent increase in the average cost per thousand board feet of lumber sold, in the first nine months of 2003. These increases were partially offset by lower log and logging costs.

Selling, General and Administrative Expenses, Interest Expense, net and Income Taxes

Selling, general and administrative expenses (SG&A) for the third quarter and the first nine months of 2003 totaled $7.0 million and $18.6 million, respectively, compared with $6.3 million and $19.1 million in the same periods of 2002, respectively. The first nine months included settlement in the second quarter of 2003 with the remaining insurance carrier to which the Company had tendered the defense of certain environmental claims. The Company received $3.0 million in cash and recorded the settlement as a reduction to SG&A expenses. Also included in the first nine months of 2003 were $.4 million of additional costs associated with former diaper business facilities, $.4 million of bad debt reserves related to the insolvency of a pulp broker, and increases in reserves for landfill closure costs at a former operating site and litigation claims totaling $.2 million.

Net interest expense for the third quarter and the first nine months of 2003 totaled $5.4 million and $16.1 million, respectively, compared with $4.7 million and $12.5 million in the same periods of 2002, respectively. The increase in net interest expense in the 2003 periods compared with the 2002 periods was primarily due to the higher levels of borrowing.

The Company’s effective tax rates for the periods presented were 34 percent. Effective income tax rates for interim periods are based on the current best estimate of taxable earnings for the full year. This rate is applied to year-to-date income or loss at the end of each quarter. The Company’s effective tax rate can fluctuate due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income, and, therefore, the effective tax rate for the year 2003 is subject to change.

Liquidity and Capital Resources

Operating Activities

During the first nine months of 2003, net cash used for operating activities was $2.6 million compared with net cash provided by operating activities of $19.9 million in the first nine months of 2002. In the first nine months of 2003, changes in working capital included an increase in accounts receivable of $16.1 million, primarily due to higher pulp and lumber prices and sales volumes. Inventories decreased $21.7 million due to reductions in saw logs, lumber and pulp. Saw log inventories generally build in the winter months due to fewer logging restrictions and are reduced in the spring and summer months. Other changes in working capital items increased working capital $4.7 million.

Significant changes in working capital in the first nine months of 2002 included an increase in accounts receivable of $2.6 million, primarily due to increasing pulp sales volumes and rising market pulp prices. Inventories decreased $11.1 million primarily due to the seasonal reduction in saw logs. Prepaid expenses and other assets decreased working capital $6.4 million and accounts payable and accrued liabilities decreased working capital $5.5 million.

Investing Activities

The Company invested $13.7 million in capital projects in the first nine months of 2003, although gross plant and equipment on the balance sheet increased by a much larger amount in the period due to the effect of the stronger Canadian dollar on the translated amounts of assets denominated in Canadian dollars. The Company estimates that total 2003 capital spending will approximate $18 million. These capital projects relate primarily to upgrading of existing operations and include a limited number of relatively small, high-return projects. Capital expenditures for the first nine months of 2002 totaled $13.8 million.

Included in property and equipment sales proceeds was the first quarter 2003 sale of twenty-two acres of excess land at the Company’s Harmac pulp mill site to an electric utility company for approximately $.9 million. The utility company plans to construct a power generating facility at the site.

Financing Activities

At September 30, 2003, the long-term debt to total capitalization ratio was 64 percent compared with 59 percent at December 31, 2002. At September 30, 2003, the Company was in compliance with its debt covenants, including maximum leverage ratios, net worth tests, EBITDA and similar ratios related to interest coverage. The debt agreements related to the Company’s 8 3/8% debentures and senior notes do not contain any financial covenants. As of September 30, 2003, Moody’s Investor Service rated the Company’s senior unsecured debt Ba3 with a stable outlook. In June 2003, Standard & Poor’s Rating Services reaffirmed the Company’s corporate and senior unsecured debt ratings of BB and revised its outlook on the Company to negative from stable. The outlook revision reflected Standard & Poor’s concern that the protracted downturn in pulp and paper markets could prevent the Company’s credit measures from improving.

The Company expects to meet future cash requirements through cash generated from operations, existing cash balances and existing credit facilities and other capital resources. As of September 30, 2003, the Company had available approximately $55.2 million of borrowing capacity under its revolving lines of credit and $7.8 million of unrestricted cash and cash equivalents. The Company’s ability to borrow under its revolving lines of credit at a particular point in time is subject to the availability of adequate collateral and compliance with existing financial covenants. Under the existing financial covenants, the Company was required to have borrowing capacity under its revolving lines of credit or excess cash totaling $25.0 million, and, therefore, the Company’s net borrowing capacity under its revolving lines of credit was approximately $38.0 million at September 30, 2003.

In the fourth quarter of 2003, the Company expects to enter into an agreement with a financial institution to sell certain accounts receivable on a revolving basis. The maximum amount of accounts receivables to be offered is not to exceed $30 million. Based on the terms of the agreement, the Company will record the sales as true sales and not as loans secured by the receivables. The Company expects to use the proceeds from the sales to reduce debt and for other corporate purposes.

In September 2003, the Company’s $15.0 million revolving credit facility with a U.S. bank was renewed and extended to March 2004. Under the terms of the agreement, the Company placed $5.0 million into a restricted interest-bearing account. At September 30, 2003, the Company had no borrowings under this line, but was utilizing $9.2 million of availability for an outstanding letter of credit. The line, secured by accounts receivable, is convertible into a one-year term loan upon expiration of the revolving credit provisions.

In June 2003, the Company consolidated its $110.0 million Canadian revolving bank line of credit and its $35.0 million Canadian term loan due June 2003 into two 364-day extendable revolving credit facilities. The maximum borrowings under one line totals $95.0 million Canadian (approximately $70.4 million U.S.) and is convertible into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $55.0 million Canadian (approximately $40.8 million U.S.) of revolving borrowings and is convertible into a one-year term loan upon expiration of the revolving credit provisions. The restructured lines expire in June 2004 and are secured by the Mackenzie mill site and certain inventory and accounts receivable.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. The Company’s management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. For information on critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the information below.

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

Pension and Other Postretirement Benefits

The Company sponsors several qualified and nonqualified pension and postretirement benefit plans for its employees. Key assumptions used to determine the amounts recorded in the Company’s financial statements include the discount rate, the expected return on plan assets, anticipated trends in health care costs, assumed increases in salaries, mortality rates and other factors. The Company’s discount rate assumption is based on the rates of return on high-quality bonds with maturities that are consistent with projected future plan cash flows. The expected long-term rate of return on plan assets is based on historical and projected average rates of return for current and planned asset classes in the plan’s investment portfolios. These assumptions are reviewed with external actuaries annually on the plan measurement date and are updated as appropriate. Actual experience that differs from the assumptions could have a significant effect on the Company’s financial position or results of operations.

At September 30, 2003, the Company had a prepaid pension cost asset of $8.5 million related to its U.S. pension plan. The Company uses a September 30 measurement date for plan assets and liabilities. At September 30, 2003, the fair value of U.S. pension plan assets exceeded the Company’s accumulated benefit obligation (ABO). If the fair value of plan assets were to fall below the plan’s calculated ABO and the Company chose not to make a cash contribution to plan assets at least equal to the difference between the ABO and the fair value of plan assets, this prepaid pension cost asset would be written off, net of taxes, by a direct charge to shareholders’ equity, with no impact on earnings or cash. The most significant variables that could cause this to occur are the actual return on plan assets and the discount rate used on the measurement date to value plan liabilities.

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

Availability and Pricing of Raw Materials

Logs, wood chips and sawdust, the principal raw materials used in the manufacture of the Company’s products, are purchased in highly competitive, price-sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors, many of which are beyond the Company’s control. Changes in the pricing of logs under British Columbia’s current stumpage system as the result of negotiations to resolve the U.S.– Canada lumber import duty issue could affect the cost of logs for our Canadian sawmills. Other factors include changing environmental and conservation regulations and natural disasters, such as forest fires, wind storms or other extreme weather conditions. A decrease in the supply of logs, wood chips and sawdust can cause higher raw material costs and, as a result, material fluctuations in the Company’s results of operations.

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

To address the claims of the First Nations groups, the governments of Canada and British Columbia instituted a negotiation process under the administration of a treaty commission. In July 2002, the voting public approved a referendum of principles for treaty making. This gave Provincial negotiators the authority to negotiate and make commitments on topics that are consistent with the referendum principles and for which current policies exist. Any settlements that may result from the negotiation process may involve a combination of cash and resources and grants of conditional rights to gather food on public lands and some rights of self-government. The effect of any treaties on timber tenure rights, including timber tenures of the Company, cannot be estimated at this time. The issues surrounding aboriginal rights and title are not likely to be resolved by the Canadian governments in the near future. A reduction in the timber supply could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

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

Exchange Rate Fluctuations

Although the Company’s sales are made primarily in U.S. dollars, a substantial portion of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, could adversely affect the Company’s results of operations and cash flows. A substantial portion of the Company’s pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects the Company’s customers’ ability to pay and the Company’s relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on the Company’s business, financial condition and results of operation. For example, a change in the U.S. to Canadian dollar translation rate from 1.38 to 1.37 would increase pre-tax cost of sales as measured in U.S. dollars by an estimated $2.9 million U.S. on an annual basis.

Net Operating Loss Tax Asset

Management believes that the Company will have sufficient future U.S. taxable income to use its net operating loss deferred tax asset. In making this assessment, management has considered the cyclical nature of its businesses, the likelihood of having sufficient future Canadian taxable income, the relatively long expiration period of net operating losses in the U.S. and the ability to utilize certain tax planning strategies if a net operating loss were to otherwise expire. The realization of the deferred tax asset is not assured and could be reduced in the future if estimates of future taxable income during the carryforward period are reduced or the estimated benefits realizable from tax planning strategies are reduced.

Financial Leverage

The Company’s long-term debt as a percentage of total capitalization at September 30, 2003 was 64 percent. While the Company’s leverage level is not unusual for the forest products and pulp industries, this leverage, or higher leverage if the Company were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Higher levels of leverage may require a substantial portion of the cash flow from operations to satisfy debt payments, thereby reducing the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. Higher leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for interest rates relates primarily to short- and long-term debt. The Company’s investment in marketable securities at September 30, 2003 and 2002 was not significant. The Company’s debt is primarily fixed rate with 22 percent of total debt at variable rates at September 30, 2003, and therefore, net income is not materially affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect. The Company’s net investment in foreign subsidiaries with a functional currency other than the U.S. dollar is not hedged. The net assets in Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $215.8 million. The potential change in fair value resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $21.6 million at September 30, 2003. Any gain or loss in fair value would be reflected as a cumulative translation adjustment and would not affect cash flows or reported net income or loss of the Company.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries and Canadian dollar denominated intercompany loans made by the parent company. The Company periodically uses foreign currency exchange rate hedges to manage its exposure to these foreign currency transactions and to its currency exchange rate exposure from Canadian operations. The notional value of foreign currency exchange rate contracts outstanding at September 30, 2003 was $8.7 million. The fair value of these contracts was not material.

The average U.S. to Canadian dollar exchange rates used to translate the results of operations of the Company’s Canadian subsidiaries were 1.38 and 1.56 for the quarters ended September 30, 2003 and 2002, respectively. For the nine-month periods, the average exchange rates were 1.43 and 1.57 for 2003 and 2002. The U.S. to Canadian dollar exchange rates used to translate the balance sheets of the Company’s Canadian subsidiaries were 1.35 and 1.58 at September 30, 2003 and December 31, 2002, respectively.

The Company utilizes well-defined financial contracts in the normal course of its operations as means to manage commodity price risks, primarily energy purchases. The vast majority of these contracts are fixed-price contracts for future purchases of various commodities, primarily natural gas and electricity, which meet the definition of “normal purchases or normal sales” and, therefore, are not considered derivative instruments under SFAS No. 133, as amended. Contracts that do not meet the definition of “normal purchases or normal sales” are marked-to-market and unrealized gains or losses are recognized in earnings. These contracts were not material to the results of operations for the Company’s 2003 or 2002 periods. The Company does not hold financial instruments for trading purposes.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined by the Securities and Exchange Commission, as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.

Change in Internal Controls

There was no change in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures and its internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be relative to their costs.

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

Notwithstanding the foregoing limitations, the Company’s management believes that its disclosure controls and procedures provide reasonable assurances that the objectives of its control system are met.

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

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

On July 24, 2003, the Company filed a Form 8-K to furnish the Securities and Exchange Commission its earnings release announcing second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC.
Registrant

Date: October 29, 2003	/s/ MARIA M. POPE
Maria M. Pope
Vice President and Chief Financial Officer