Form 10-K
period 2003-12-31
POPE & TALBOT INC /DE/
filed 2004-03-12
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 1-7852

POPE & TALBOT, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-0777139
(State of incorporation)	(IRS Employer Identification No.)

1500 SW 1st Avenue, Suite 200	503-228-9161
Portland, Oregon 97201	Registrant’s telephone number (including area code)
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, par value $1.00	New York Stock Exchange, Pacific Stock Exchange
Rights to purchase Series A Junior Participating Preferred Stock	New York Stock Exchange, Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of voting stock held by nonaffiliates of the registrant was $164,826,110 as of June 30, 2003 ($11.05 per share).

15,707,046
(Number of shares of common stock outstanding as of February 27, 2004)

Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders to be held on April 30, 2004.

FORWARD-LOOKING STATEMENTS

Statements in this report include both historical and “forward-looking” statements under federal securities laws. Such statements by Pope & Talbot, Inc. (the “Company”) are based on current expectations and projections about future results. These forward-looking statements include the discussion of the Company’s business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this report, the words “anticipate,” “believe,” “estimate,” “may,” “will,” “expect,” “plan” and “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are based upon the beliefs and assumptions of, and on information available to the Company’s management.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in general economic conditions;

•	changes in competitive conditions and prices for the Company’s products;

•	changes in the relationship between supply of and demand for pulp and wood products, including the effects of industry-wide increases in manufacturing capacity;

•	changes in the relationship between supply of and demand for raw materials used in manufacturing of the Company’s products;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar;

•	changes in the performance of pension fund investments;

•	unforeseen environmental liabilities or expenditures;

•	changes in general and industry-specific environmental laws and regulations;

•	changes in or application of new accounting standards.

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

PART I

Item 1. Business

Introduction

Pope & Talbot, Inc. (the “Company”) is a pulp and wood products company, founded in 1849, with headquarters in Portland, Oregon. The Company’s primary operations are located in Oregon, South Dakota and British Columbia, Canada. The Company had 2,218 employees as of December 31, 2003. The Company’s common stock trades on the New York and Pacific stock exchanges under the symbol POP.

The Company developed as a lumber business based on timberland and facilities in the U.S. Pacific Northwest, British Columbia, Canada and the Black Hills region of South Dakota and Wyoming. In the late 1970’s, the Company expanded into the pulp business with the purchase of the Halsey, Oregon pulp mill. In 1997, the Company’s Board of Directors and management focused the Company’s strategic direction exclusively on the pulp and lumber businesses. The Company had previously exited the disposable diaper business in 1996, and in early 1998 sold its tissue business. The Company’s small, 30 million board foot sawmill in Newcastle, Wyoming was closed in 2000 as part of the Company’s effort to rationalize its Black Hills production facilities due to a reduction in public timber availability in that region. Through a number of purchases in 1997 and 1998, the Company acquired a 60 percent ownership interest in Harmac Pacific Inc. (Harmac) which operated a pulp mill located on the east coast of Vancouver Island at Nanaimo, British Columbia, Canada. On November 8, 1999, the Company acquired the remaining minority interest in Harmac and merged it into the Company’s Canadian subsidiary, Pope & Talbot Ltd., in December 1999. During 2001, the Company continued its strategy of increasing and improving the Company’s position in the pulp business. On June 15, 2001, the Company acquired the Mackenzie pulp mill, located in the northern interior of British Columbia, Canada, from Norske Skog Canada.

The Company’s pulp business manufactures and sells northern bleached softwood kraft (NBSK) chip and sawdust pulp for use in the manufacture of newsprint, tissue, high-grade coated and uncoated paper and construction materials. The Company’s wood products business manufactures and sells standardized and specialty lumber, residual wood chips, and other by-products. Pulp is sold globally, while lumber is sold primarily in the United States and Canada.

Pulp Business

The pulp business operates three pulp mills, located in Halsey, Oregon and Nanaimo and Mackenzie, British Columbia, with approximately 800,200 metric tons of total annual capacity and the ability to offer customers a variety of pulp products.

Halsey Mill Operations and Fiber Supply

The Halsey mill, with an annual capacity of approximately 182,100 metric tons, produces NBSK pulp that is sold in various forms to printing and writing paper, tissue, and newsprint manufacturers in the Pacific Northwest, Asia, and European markets. To make the mill compliant with the Environmental Protection Agency’s “Cluster Rules”, the Company has made significant capital investments over the last five years, primarily related to its chlorine dioxide facility.

Substantially all of the Company’s wood chip and sawdust requirements for the Halsey pulp mill are satisfied through purchases from third parties. The Company has long-term chip and sawdust supply arrangements or established supplier relationships with sawmills and veneer plants in the Pacific Northwest. To provide an adequate supply of wood fiber for the mill, the Company has expanded its capability of using sawdust as a raw material. In 2003, approximately 54 percent of Halsey’s production was sawdust pulp. Additionally, the Company continues to use an expanded geographic base to maintain an adequate supply of chips for the portion of the Halsey pulp mill’s production which is based on softwood chips. The Company believes that, based on existing wood chip and sawdust availability both within the Willamette Valley region of Oregon and from other sources, fiber resources will be adequate for the Company’s requirements at the Halsey pulp mill in the foreseeable future. In conjunction with the fiber acquisition program for the Halsey pulp mill, the Company brokered wood chips for sale primarily into the export market until the first quarter of 2003, when the Company discontinued brokering wood chips. The revenues related to wood chip brokering were reported in Wood Products revenues.

Harmac Mill Operations and Fiber Supply

With a current annual capacity of approximately 395,700 metric tons, the Harmac mill is one of the largest producers of market pulp in Canada, according to PricewaterhouseCoopers LLP’s “2003 Global Market Pulp Survey of 2002.” The Harmac mill manufactures a wide range of high-quality NBSK pulp made from custom blends of western hemlock, balsam, western red cedar and Douglas fir.

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

Weyerhaeuser has agreed that it will supply, in addition to the minimum volumes to which it is committed under the long-term fiber agreement, the fiber required to fulfill the balance of the Harmac mill’s operating requirements, provided that such fiber is available in the market without detriment to Weyerhaeuser’s own operations. In addition, the Company has entered into arrangements with other independent fiber suppliers to provide wood chips incremental to that provided by Weyerhaeuser. To a limited degree, the Harmac mill also has the ability to acquire wood chips from the Company’s Canadian sawmills. Harmac’s chip conditioning system, completed in 1998, consists of an industry standard set of chip thickness screens that separate oversized and undersized chip fragments and reprocesses the unacceptable wood chips to increase fiber quality and utilization.

Mackenzie Mill Operations and Fiber Supply

Located in northern British Columbia, the Mackenzie pulp mill is known for producing a particularly fine grade of NBSK pulp from chips and sawdust. A synergistic fit with the Company’s existing Harmac and Halsey pulp mills, the Mackenzie facility provides the Company the ability to offer customers additional types of products. The Mackenzie mill has an annual production capacity of 222,400 metric tons.

The Company’s Mackenzie pulp mill purchased approximately 65 percent of its fiber requirements in 2003 from sawmills also located in Mackenzie, British Columbia and operated by Slocan Forest Products Ltd. (Slocan), primarily under long-term, “evergreen” contracts. Under these contracts, fiber is purchased at market prices, or at prices determined under a formula intended to reflect the fair market value of the fiber, and which takes into account the net sales value of pulp sold by the Mackenzie mill. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Slocan. The Company believes there is an abundance of fiber resources available within an economic radius of the mill that will be adequate for the Mackenzie pulp mill’s requirements.

Marketing and Distribution

The Company’s pulp is marketed globally through sales offices in Portland, Oregon and Brussels, Belgium and through agency sales offices around the world. In 2003, approximately 43 percent of the pulp segment’s revenues were derived from sales to Europe, 25 percent to Asia and 32 percent to North America and other markets. The Company sold pulp products to numerous customers during 2003, none of which accounted for more than 10 percent of total revenues.

In 2003, approximately 60 percent of the Company’s pulp was sold to customers at market prices under long-term or “evergreen” contracts, renewable each year. Approximately 30 percent was sold to other repetitive customers without contract, with the balance sold on a spot basis. By establishing and maintaining long-term contractual relationships, the Company is better able to forecast and regulate production.

Backlog

The Company’s pulp customers either enter into contracts for periods of one to three years or purchase pulp on a spot basis. The contractual customers provide the Company with annual estimates of their requirements, followed by periodic orders based on more definitive information. At December 31, 2003, the Company’s backlog of orders believed to be firm for both contractual and non-contractual customers was $82.6 million compared with $64.1 million at December 31, 2002. The backlog of pulp orders at year-end represents orders which will be filled in the first quarter of the following year.

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

For further information regarding amounts of revenue, operating profit and loss and other financial information attributable to the pulp business, see Item 8. Note 13, “Segment Information” of the Notes to Consolidated Financial Statements.

Wood Products Business

The Company’s wood products business involves the manufacture and sale of dimension and board lumber. The wood products business operates three sawmills in British Columbia and one sawmill in the Black Hills region of South Dakota, with total estimated annual capacity of 652 million board feet. Wood chips and other materials obtained as a by-product of the Company’s lumber operations are also sold. During the last three years, revenues from lumber sales were approximately 85 percent or more of total wood products revenues with the balance being wood chips, other residuals and logs. Logs, which are raw material for the Company’s wood products operations are obtained through long-term cutting licenses on public lands, open log market purchases, competitive bidding from federal agencies and long-term contracts on private lands.

Approximately 20 percent of the Company’s current lumber capacity is located in the Black Hills region of South Dakota. The Company’s Spearfish, South Dakota sawmill is the largest producer of lumber in South Dakota. The Spearfish mill obtains its timber supply from both public and private lands in the Black Hills region and is also a participant in American Forest and Paper Association’s Sustainable Forestry Initiative (SFI) program. The mill produced 109.7 million board feet of Ponderosa pine lumber in 2003. Of that volume, approximately 40 percent was dimension lumber and the other 60 percent was pine boards. From the lumber, specialty products like exterior log cabin siding and interior paneling were produced. In addition, a variety of specialized package sizes were available for wholesalers and retailers. The Spearfish sawmill also produces various by-products such as wood chips, bark, sawdust and shavings that are sold to other manufacturers. At the Spearfish site, the Company also operates the Heartland Wood Pellet facility. This facility produces wood pellets for wood pellet stoves and pet bedding and had sales of 24,500 tons of this product in 2003. In the Black Hills, the Company obtained approximately 54 percent of its timber requirements in 2003 from public sources under long-term timber harvesting contracts, 35 percent from private sources under long-term harvesting contracts and 11 percent was purchased in competitive open log markets.

Approximately 80 percent of the Company’s current lumber capacity is located in British Columbia. The Canadian wood products division operates the Midway, Castlegar, and Grand Forks lumber mills in southern British Columbia, as well as the Arrow Lakes and Boundary timber forestry divisions. Castlegar is the Company’s largest sawmill, offering a broad mix of western Canadian species in various widths and lengths up to 24 feet. The Grand Forks and Midway mills are significant producers of machine stress rated (MSR) lumber. Approximately 69 percent of the timber requirements for the Canadian mills in 2003 was obtained from the Provincial Government of British Columbia under long-term cutting licenses on 4.6 million acres of public lands with the remaining 31 percent purchased in competitive open log markets.

Approximately 95 percent of all timberlands in British Columbia are owned by the Province of British Columbia and administered by the Ministry of Forests. A stumpage charge is assessed by the Province of British Columbia on all government timber that is harvested. The base stumpage rate charged is determined to meet revenue targets set by the provincial government. The base rate is adjusted quarterly by the Ministry of Forests for various factors including recent lumber prices, timber quality, harvesting costs and species mix. A market-based timber pricing system is expected to be introduced in the British Columbia interior in 2004. It is not known when that change will be implemented, or how it will affect the stumpage paid by the Companies Canadian lumber operations.

The Forest Act empowers the Ministry of Forests to grant timber tenures, including Tree Farm Licenses (TFLs), Forest Licenses (FLs) and Timber Licenses. The annual allocable cut (AAC) for timber tenures is determined by the Ministry of Forests on a sustained yield basis and reflects timber conditions, regional and local economic and social interests, and environmental considerations. The actual cut from a TFL or FL for any given year may vary from zero to 150 percent of the designated AAC for the tenure as long as the annual average cut over a five-year prescribed period is within 10 percent of the designated AAC for that period.

A TFL is an area-based tenure granted for a term of 25 years that is generally replaced every five years for a further 25 year term, subject to satisfactory performance by the licensee of its forest management obligations as determined by the Ministry of Forests. Approximately 64 percent of the Company’s AAC in 2003 was derived from two TFLs (TFL 8 and TFL 23) covering 1.6 million acres of timberland. TFLs are considered the most secure form of timber tenure. The Company’s two TFLs were both replaced effective March 1, 2000 with 25-year terms.

Provincial government timberlands that are not designated as TFLs are organized into timber supply areas (TSAs). FLs are issued within each TSA with the overall harvest for the TSA managed by the Ministry of Forests on a sustained yield basis. FLs are volume based tenures which authorize a specified volume of timber to be cut within a specific TSA. FLs have a term of 15 years and are generally replaceable every five to 10 years for a further 15-year term, subject to satisfactory performance by the licensee of its forest management obligations as determined by the Ministry of Forests. The Company has one FL located in the Boundary TSA that provided approximately 36 percent of the Company’s AAC in 2003. The Company’s FL, covering a total of 3.0 million acres, was replaced on December 1, 1998 for a 15-year term. The Company is in compliance in all material respects with the terms of its forest tenures.

Provincial legislation requires the Chief Forester for British Columbia to review sustainable timber harvesting levels in each TFL and TSA in the Province generally every five years. Such determinations involve the Company’s FL and two TFLs. The annual allowable cut for TFL 8 was increased 21 percent in 2002 as a result of the Chief Forester’s timber supply review.

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (the “Plan”) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. Because the first 200,000 cubic meters of AAC are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s existing annual allowable cut. The Plan states that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC. In addition, a market-based timber pricing system is expected to be introduced in the British Columbia interior in 2004. It is not known when that change will be implemented, or how it will affect the stumpage paid by the Company’s Canadian lumber operations. The effect, if any, on the Company’s future supply and cost of logs, chips and sawdust to its Canadian operations cannot be determined at this time.

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

The Company’s Canadian forest operations implemented an Environmental Management System in 2000 and received certification under ISO 14001, which is an international standard for environmental systems. This system offers third party verification that the Company is committed to environmental protection of its operating areas, as well as the continual improvement of its performance with regard to the environment. Furthermore, in 2002, the Company’s Canadian forest operations, as the result of a rigorous third party audit, were certified that the Company is meeting all of the requirements of the American Forest & Paper Association’s (AF&PA) Sustainable Forestry Initiative (SFI®) program. The standard includes a land stewardship ethic that integrates the managing, growing, nurturing, harvesting and reforesting and replanting of trees with the conservation of soil, air and water quality, wildlife and fish habitat and aesthetics. Support for and conformity to the SFI program is mandatory for AF&PA member companies.

The Company’s Canadian forest operations are carried out on public forestlands that are subject to the constitutionally protected treaty or common law rights of the First Nations People of Canada. Most of the lands in British Columbia are not covered by treaties and, as a result, the claims of British Columbia’s First Nations People relating to these forest resources are largely unresolved. To address these claims, the governments of Canada and British Columbia instituted a negotiation process under the administration of a treaty commission. Any settlements that may result from the negotiation process may involve a combination of cash and resources and grants of conditional rights to gather food on public lands and some rights of self-government. The effect of any treaties on timber tenure rights, including the Company’s timber tenures, cannot be estimated at this time. Such claims may, in the future, result in: a decrease in the lands available for forest operations under British Columbia licenses, including the Company’s licenses and contracts; additional restrictions on the sale and harvest of timber on British Columbia timberlands; and an increase in operating costs. Such claims could also affect timber supply and prices. The Company believes that such claims will not have a significant effect on the Company’s timber availability in year 2004, although they may have such an effect in the future.

Canada-U.S. Trade Issues

Approximately 80 percent of the Company’s current lumber capacity is located in British Columbia, Canada. Between April 1996 and April 2001, exporters of softwood lumber from Canada to the U.S. were subject to tariffs on lumber volumes in excess of defined tariff-free volumes under the Canada-U.S. Softwood Lumber Agreement (SLA). Upon expiration of the SLA on April 1, 2001, petitions for the imposition of antidumping duties (ADD) and countervailing duties (CVD) on softwood lumber from Canada were filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC), by certain U.S. industry and trade groups. In response to the petitions, the ITC conducted a preliminary injury investigation and, in May 2001, determined that there was a reasonable indication that the lumber industry in the United States was threatened with material injury by reason of softwood lumber imports from Canada.

In August 2001, the DOC issued its preliminary determination on the CVD and imposed a preliminary duty rate of 19.31 percent to be posted by cash deposits or bonds on sales of softwood lumber to the U.S. on or after August 17, 2001. The DOC also made a preliminary determination that certain circumstances existed which would have resulted in duties on sales of softwood lumber applying retroactively to May 19, 2001 (Critical Circumstances). The preliminary duty rate of 19.31 percent was suspended on December 15, 2001, 120 days after the preliminary determination, in accordance with U.S. law.

In October 2001, the DOC issued its preliminary determination on the ADD and imposed a company-specific preliminary duty rate on six companies reviewed ranging from 5.94 percent to 19.24 percent. All other companies, including Pope & Talbot’s Canadian subsidiary, received the weighted average rate of the six companies of 12.58 percent. The preliminary ADD rate applied to all shipments of softwood lumber made to the U.S. on or after November 6, 2001. The DOC did not find Critical Circumstances in its preliminary ADD ruling and, therefore, did not assess those duties retroactively.

In March 2002, the DOC announced revised import duty rates of 19.34 percent and 9.67 percent, respectively in the CVD and ADD cases. The DOC also determined that there would be no retroactive application of the CVD prior to August 17, 2001. In May 2002, the ITC finalized its ruling on the imposition of ADD and CVD on softwood lumber from Canada, and based on the DOC’s final determination of ADD and CVD rates, the Company is currently subject to a combined import duty rate of 27.22 percent, effective May 22, 2002.

The Company’s 2003 results included duty costs of $29.4 million. Based on the lumber import duty rates in effect at the time and the impact of DOC’s actions with respect to duty rates and time period applicability, the Company’s 2002 results included the positive impact of a net reversal of $1.5 million lumber import duties accrued. Duties accrued and expensed in 2001 were $15.6 million.

In June 2003, and annually thereafter for a total of five years, the DOC began conducting administrative reviews to determine whether Canada continued to subsidize softwood logs and whether the Canadian companies, including the Company’s Canadian subsidiary, engaged in dumping and, if so, the appropriate adjustments to CVD and ADD rates to be applied retroactively to the Company for imports during the period of review.

With respect to the Company’s payments of ADD during the period of administrative review, the Company may receive a refund of some or all of the ADD paid if the companies specifically reviewed are finally determined to have a weighted average dumping rate less than the rate paid by the Company. If, in the administrative review, the companies specifically reviewed are finally determined to have a weighted average dumping rate greater than the rate paid by the Company, the Company may be required to pay ADD in the amount of the difference.

With respect to the Company’s payment of CVD during the period of administrative review, the Company may receive a refund of some or all of the CVD paid if the CVD rate paid by the Company is greater than the

CVD rate finally determined in the administrative review of subsidies during the period of review. If, in the administrative review of subsidies during the period of review, the CVD rate is finally determined to be greater than the CVD rate paid by the Company, the Company may be required to pay CVD in the amount of the difference.

As of this time, the Company has no way to determine whether administrative reviews will increase or decrease the amount of ADD and CVD required to be deposited. Beginning in the second quarter of 2007, both the CVD and ADD orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur.

In September 2003, NAFTA indicated the ITC’s determination on “threat of material injury in the future” as a result of the expiration of the Softwood Lumber Agreement was not properly supported by substantial written evidence and returned the case to the ITC, ordering it to re-evaluate the evidence and issue a new determination. The DOC issued an amended determination to the NAFTA panel on January 12, 2004, revising its methodology and reducing the CVD rate to 13.23 percent from 18.79 percent. There can be no certainty that this new methodology and rate calculation will be accepted by the NAFTA panel or that the DOC will not appeal the original NAFTA panel ruling. In addition, the DOC’s response to prior rulings has led to the recalculation of antidumping duties, with a slight decrease to the Company’s ADD rate. The Company continues to make cash deposits at the 27.22 percent rate.

On January 12, 2004, the Canadian provincial governments announced their opposition to a proposal developed by the Canadian and U.S. federal governments to end the assessment of tariffs on Canadian lumber imports. The proposal would have dropped the tariffs in exchange for a quota system that would have reduced Canada’s access to the U.S. lumber market from current levels.

Various NAFTA and WTO rulings have been issued to date, and several of these rulings are subject to further appeals. In the event that final rates differ from the depository rates, ultimate costs may be higher or lower than those recorded to date. The ultimate outcome or effect of NAFTA and WTO reviews, or whether a settlement between the Canadian and U.S. governments may be reached, cannot be predicted.

Marketing and Distribution

In 2003, approximately 66 percent of the Company’s lumber products were sold to wholesalers, with the remainder sold to remanufacturers and other suppliers of building materials. Wood chips produced by the Company’s sawmills are sold to manufacturers of pulp in the U.S. and Canada. Acquired logs which are not suitable for consumption (approximately four percent of logs acquired in 2003) were sold to other Canadian forest products companies.

Marketing of the Company’s wood products is centralized in its Portland, Oregon office. Although the Company does not have distribution facilities at the retail level, the Company does utilize several reload facilities around the U.S. to assist in moving the product closer to the customer. The Company sold wood products to numerous customers during 2003, none of which accounted for more than 10 percent of total revenues.

Backlog

The Company normally maintains four to six weeks of lumber inventory. At December 31, 2003, orders were approximately $7.1 million compared with approximately $4.6 million at December 31, 2002. This backlog represented an order file for the Company that generally would be shipped within approximately one month.

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

For further information regarding amounts of revenue, operating profit and other financial information attributable to the wood products business, see Item 8. Note 13, “Segment Information” of Notes to Consolidated Financial Statements.

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

In April 1998, the Environmental Protection Agency (EPA) published regulations establishing standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act, collectively referred to as the “Cluster Rules.” The Company’s exposure to these regulations relates to the Company’s Halsey pulp mill. Compliance with certain portions of the Cluster Rules was required in 2001 and 2002, with other portions not required until 2006. The cost of the upgrade of the Halsey mill required to comply with the first two portions of the Cluster Rules totaled $37.4 million. The EPA has also promulgated Maximum Achievable Control Technology (MACT) requirements for pulp mill combustion sources which require installation of modified particulate emission control equipment by 2004. The installation of this equipment was completed at the Halsey mill in 2003 at a cost of $1.1 million. The Company currently estimates the cost of compliance with the portion of the Cluster Rules that becomes effective in 2006 at $3.0 million.

The EPA has also proposed rules for Industrial Boiler Combustion MACT requirements that are expected to be promulgated in 2004, with compliance required in 2007. These rules could potentially affect the Company’s Spearfish South Dakota sawmill where such a boiler is operated. After the rules for power boiler generating facilities are finalized, the Company will be able to reasonably estimate the capital expenditures necessary for compliance.

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

The Canadian operations are subject to particulate emission standards determined by the British Columbia Ministry of Water, Land and Air Protection. The Company performed a feasibility study in 2002 at the Mackenzie pulp mill to determine the appropriate control devices and equipment configuration necessary to reduce particulate emissions from the mill’s power boiler. Costs incurred in 2002, primarily for the feasibility study, were $0.3 million. The estimated remaining costs are expected to be incurred as follows: 2005—$2.7 million and 2006—$5.1 million.

Legislation has been enacted in British Columbia governing the review of operating sites for potential contamination. If a triggering event occurs in respect of any property that has been used for industrial or commercial purposes the regulations require, among other things, a site profile to be prepared in order to determine whether the site in question is potentially contaminated, in which case remediation may be required under government supervision. Pulp mills are subject to these regulations and past and present owners or operators of mill sites may face remediation costs if contaminated areas are found. Triggering events include the sale of the property or the decommissioning of the mill. The Company cannot assess the magnitude of costs it may be required to incur in the future in order to comply with this legislation if a triggering event should occur.

The Canadian federal Species at Risk Act (SARA) was enacted in 2002 to provide protective measures in Canada for species identified as being at risk and for critical habitat. The first two transitional phases were introduced in 2003, identifying wildlife included in the SARA listing and establishing the timeline for recovery strategies to be prepared. The third phase, effective June 1, 2004, covers the SARA prohibitions, including critical habitat protection and enforcement of the law. Prohibited activity includes damage or destruction of the residences of any listed endangered or threatened species, or a listed extirpated species if a recovery strategy has recommended its reintroduction into the wild. It is not known what additional restrictions on timber harvests or other forest management practices, increases in operating costs or affect on timber supply and prices will result from implementation of this act.

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

Employees

At December 31, 2003, the Company employed 2,218 employees of whom 1,750 were paid on an hourly basis. Approximately 50 percent of the Company’s employees were associated with the Company’s wood products business, 46 percent were associated with the Company’s pulp business and the balance consisted of corporate management, marketing and administration personnel.

Most of the Company’s hourly employees are covered under collective bargaining agreements. In 2003, the Company negotiated Memorandum of Agreements for six-year terms with the Canadian unions at the Castlegar sawmill and the Arrow Lakes forestry division. The Company is currently in negotiations with Canadian unions in Midway, Grand Forks and Boundary covering approximately 381 employees and expects to complete negotiations in 2004.

Geographic Regions

For information regarding the Company’s revenues and long-lived assets by geographic area, see Item 8. Note 13, “Segment Information” of the Notes to Consolidated Financial Statements.

Company Internet Site

The Company files with the Securities and Exchange Commission (SEC) its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, Definitive Proxy Statements and periodic Current Reports on Form 8-K. The public may read and copy any material filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically with the SEC.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports are available free of charge through the Company’s internet site at http://www.poptal.com. These reports are available as soon as reasonably practicable after the reports are filed electronically with the SEC. The Company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Corporate Governance Committee Charter are all available on the Company’s internet site, and will be provided in print to any shareholder who contacts the Corporate Secretary and requests a printed copy.

Item 2. Properties

With the exception of the Halsey mill, the Company owns all of its facilities used in the production of pulp and lumber. The Company leases 38,000 square feet of office space in Portland, Oregon for its corporate administrative and sales functions. This operating lease expires in June 2009.

Pulp Facilities

The following tabulation states the location, current annual capacity and 2003 production of the Company’s pulp mills in metric tons:

Location	Capacity at December 31, 2003(1)	2003 Production
Halsey, Oregon	182,100	181,300
Nanaimo, British Columbia	395,700	386,000
Mackenzie, British Columbia	222,400	221,400

Total	800,200	788,700

(1)	Assumes 24-hour days, 365 days per year, except for days scheduled for planned maintenance.

The Company has operated a bleached kraft pulp mill near Halsey, Oregon since the late 1970s. The Halsey pulp mill and its chlorine dioxide facility were sold and leased back in two separate transactions in 1999 and 2001, which are being accounted for as capital leases. The Halsey pulp mill leases expire in 2012. The Company has two purchase options under the leases; one is exercisable in 2007 and the other is exercisable at the end of the lease term. Additional information regarding the Halsey mill leases is included in Item 8. Note 7, “Debt” of the Notes to Consolidated Financial Statements.

The Harmac pulp mill is located on a site owned by the Company in Nanaimo on the east coast of Vancouver Island in British Columbia. The Mackenzie pulp mill is located in the town of Mackenzie in the northern interior of British Columbia on a site owned by the Company. The Company believes that all of its pulp facilities are adequate and suitable for current operations.

Wood Products Facilities

The Company believes that its wood products manufacturing facilities are adequate and suitable for current operations. The following tabulation states the location, current estimated annual capacity and 2003 production of the Company’s lumber mills in thousand board feet:

Location	Capacity at December 31, 2003		2003 Production
Spearfish, South Dakota	110,000	(1)	109,700
Grand Forks, British Columbia	99,000	(2)	96,800
Midway, British Columbia	183,000	(1)	163,700
Castlegar, British Columbia	260,000	(1)	248,100

Total	652,000		618,300

(1)	Based on operating two shifts, five days per week.
(2)	Based on operating one shift, five days per week.

The lumber capacities indicated above are based on recent actual production adjusted for production improvements expected to be realized in 2004. The Forestry Revitalization Plan (Plan) significantly expands the Company’s flexibility in transferring logs between its Canadian sawmills. Changes in the Company’s Canadian operations related to the Plan could change the indicated capacities.

Wood chips are produced as a result of the operation of the Company’s lumber mills. It is estimated that the current aggregate annual capacity for such production is 315,000 bone-dry units. Chip production in 2003 totaled 298,200 bone-dry units. The Company believes that its wood products manufacturing facilities are adequate and suitable for current operations.

Item 3. Legal Proceedings

The Company is a party to legal proceedings and environmental matters generally incidental to the business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the Company believes that any ultimate outcome resulting from those proceedings and matters should not have a material effect on the current financial position, liquidity or results of operations; however, changes in facts or circumstances could have a material effect on results of operations in any given future reporting period. See Item 8. Note 11, “Commitments and Contingencies” of Notes to Consolidated Financial Statements.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site and surrounding area at Port Gamble, Washington. The Company is responsible for environmental remediation costs related to five landfills used by the Company that contain wood debris and industrial wastes. WDOE also requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. The Company completed the bay sediment characterization during 2002 and submitted a corrective action plan related to the wood waste accumulation in the bay in 2003. Remediation dredging was conducted in 2003 as part of the corrective action. The Company expects to receive approval of the corrective action plan from WDOE in 2004. As of December 31, 2003, the Company’s remediation efforts for four of the five landfills have been completed. The remaining landfill remediation work will be completed in 2004, and the Company expects to incur monitoring costs through 2013. The Company expects to receive “no further action” letters from WDOE for all the landfills in 2004.

The Company leased a 75 acre site adjacent to the Port Gamble sawmill site as a log raft holding area from the Washington Department of Natural Resources (DNR). In 2003, the Washington Department of Ecology issued a “no further action” letter for the site declaring that there were negligible environmental effects from wood debris sediments at the log raft holding area. In early 2004, DNR advised the Company that it was proposing additional site investigations as a condition precedent to final termination of the lease.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to prepare a remediation plan for this pond. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company is working with British Columbia’s Ministry of Land, Water and Air Protection to develop an appropriate remediation plan. The Company currently expects the majority of the future remediation costs to be incurred in 2004 through 2007.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site in St. Helens, Oregon, formerly owned by the Company, required further action. The Company is participating in the investigation phase of this site and expects the majority of the remediation costs to be incurred in 2006, with post-remediation monitoring costs to begin in 2007 and to continue for 15 to 20 years.

The Company tendered the defense of certain environmental claims to a number of insurance carriers that issued comprehensive general liability policies to the Company from the 1940’s to 1992. In 2003, the Company concluded settlements with these insurance carriers, on either a site-specific or full policy release basis.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant Who Are Not Directors

In addition to the executive officer who is also a director of the Company, the following executive officers are not directors:

Angel M. Diez, age 58, has been Vice President - General Manager, Pulp, since February 2001. Prior to becoming Vice President—General Manager, Pulp, Mr. Diez was Vice President - Sales and Marketing, Pulp, upon joining the Company in 1992. Prior to joining Pope & Talbot, he held positions with Perry H. Koplik & Sons, Inc., Publishers Paper and Boise Cascade.

Maria M. Pope, age 39, was appointed Vice President and General Manager, Wood Products Division in December 2003. Ms. Pope was the Vice President, Chief Financial Officer and Secretary from 1999 to 2003, and held various financial positions since joining the Company in 1995. Ms. Pope previously worked for Levi Strauss & Co. and Morgan Stanley & Co., Inc. Ms. Pope is the daughter of Peter T. Pope, former Chairman of the Board of the Company and a director of the Company.

Richard K. Atkinson, age 52, was appointed Vice President—Chief Financial Officer and Secretary in December 2003. Prior to joining Pope & Talbot, he was the Vice President and Chief Financial Officer of Sierra Pacific Resources, an electric utility, from December 2002 to December 2003. He was Vice President, Treasurer of Sierra Pacific Resources from 2000 to 2002 and had various financial positions there since 1980.

PART II

Item 5. Market for the Company’s Common Stock and Related Security Holder Matters

Pope & Talbot, Inc. common stock is traded on the New York and Pacific stock exchanges under the symbol POP. The number of registered shareholders at year-end 2003 was 652.

Information regarding the high and low sales prices for the common stock reported on the New York Stock Exchange and cash dividends paid per share during 2003 and 2002 is included in Item 8. Note 14, “Quarterly Information (Unaudited)” of the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

	Years ended December 31,
	2003	2002	2001	2000	1999
	(thousands except per share)
Financial Results
Revenues	$612,679	$546,333	$499,227	$580,052	$536,183
Depreciation and amortization	38,171	35,331	30,840	31,912	32,773
Interest expense, net	21,389	17,586	12,563	8,444	9,063
Income (loss) before income taxes and minority interest	(40,440)	(32,091)	(42,944)	55,684	23,256
Income tax provision (benefit)	(15,628)	(11,141)	(18,039)	23,118	11,422
Minority interest, net of tax	—	—	—	—	(2,587)

Net income (loss)	$(24,812)	$(20,950)	$(24,905)	$32,566	$14,421

Cash provided by operations	$18,262	$17,735	$24,258	$60,525	$41,181
EBITDA(1)	19,120	20,826	459	96,040	65,092
Lumber import duties	29,400	(1,500)	15,600	—	—

Per Common Share
Basic earnings per share	$(1.59)	$(1.34)	$(1.68)	$2.28	$1.06
Diluted earnings per share	(1.59)	(1.34)	(1.68)	2.24	1.05
Cash dividends	.32	.60	.60	.52	.52
Stockholders’ equity	9.36	9.20	11.02	14.12	12.81
Year-end stock price	17.61	14.26	14.25	16.81	16.00
Shares outstanding at year-end (000’s)	15,655	15,638	15,617	13,857	14,531

Financial Position
Current assets	$179,140	$167,718	$196,941	$182,498	$202,799
Properties, net	335,008	304,347	318,061	247,860	234,167
Other assets	25,414	32,323	24,475	27,829	36,341

Total assets	$539,562	$504,388	$539,477	$458,187	$473,307

Current liabilities	$89,725	$108,209	$102,841	$74,158	$98,317
Long-term liabilities	59,229	46,405	44,494	44,667	41,851
Long-term debt, net of current portion	244,143	205,922	220,029	143,756	147,038
Stockholders’ equity	146,465	143,852	172,113	195,606	186,101

Total liabilities and stockholders’ equity	$539,562	$504,388	$539,477	$458,187	$473,307

Financial Ratios
Return on equity	(17)%	(13)%	(14)%	17%	8%
Long-term debt, net of current portion, to total capitalization	63%	59%	56%	42%	44%
Net debt to total capitalization(2)	62%	61%	56%	41%	41%

Pulp (metric tons)
Sales volume(3)	786,600	771,200	644,100	543,300	560,200
Average price realization	$470	$419	$452	$641	$476

Lumber (thousand board feet)
Sales volume	625,400	594,800	529,600	562,500	574,400
Average price realization	$343	$321	$329	$342	$401

Number of Employees	2,218	2,229	2,223	1,985	2,067

(1)	EBITDA equals net income (loss) before income taxes and net interest expense, plus depreciation and amortization, and is reconcilable to the Company’s net income (loss) using the depreciation and amortization, net interest expense and income tax provision numbers in the above table. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net income (loss).
(2)	Net debt is equal to total debt less cash and short-term investments. Total capitalization is equal to equity plus net debt.
(3)	Includes sales volume since Mackenzie acquisition on June 15, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company experienced an improvement in the market prices for pulp and lumber during 2003, but continued to be burdened by the effect of import duties on Canadian softwood lumber as well as a weakening U.S. dollar, which increased reported pulp and wood products manufacturing costs, which are incurred primarily in Canadian dollars. The Company’s productivity and sales price improvements in 2003 were completely offset by the effects of these two factors. The Company lost $24.8 million in 2003 on revenues of $612.7 million, compared with a net loss of $21.0 million in 2002 on revenues of $546.3 million and a net loss of $24.9 million in 2001 on revenues of $499.2 million. Basic and diluted losses per share were $1.59 for 2003, $1.34 for 2002 and $1.68 for 2001.

The following issues have significantly affected the Company’s recent operating results, and are expected to continue to affect the Company.

Fees on Lumber Imports into the United States

With approximately 80 percent of the Company’s current lumber capacity located in British Columbia, the contentious issues surrounding the importation of softwood lumber from Canada into the U.S. have had a significant impact on the results of operations and cash flows from the Company’s Wood Products business. During the five-year period ending March 31, 2001, the Company conducted business under the quota-based Canada-U.S. Softwood Lumber Agreement. Shortly after expiration of that agreement, the Department of Commerce instituted countervailing and anti-dumping duties on softwood lumber produced by the Company’s Canadian mills and imported into the U.S. See “Canada-U.S. Trade Issues” in the Wood Products Business section of Item 1, “Business.” The impact of these duties, and the subsequent adjustments to the duty rates and their respective applicable periods, has caused the reported results of operations and cash flows from the Wood Products business to fluctuate dramatically. Cash deposits of duties began in May 2002, and the Company paid $29.4 million and $14.1 million in 2003 and 2002, respectively, and expects to pay approximately $30 million to $35 million in 2004. The ultimate outcome of the legal challenges to these duties cannot be predicted, but the elimination of the duties could materially improve the Wood Products business financial results.

Exchange Rate Fluctuations

The majority of the Company’s Pulp and Wood Products businesses are managed within the Company’s Canadian subsidiaries. While pulp and lumber sales are made primarily in U.S. dollars, the vast majority of the Canadian subsidiaries’ expenses are incurred in Canadian dollars. While relatively stable relative to the Canadian dollar during the years 2002 and 2001, the U.S. dollar significantly weakened against many foreign currencies in 2003, including a decline of approximately 20 percent against the Canadian dollar. The Company estimates that the change in the U.S. to Canadian dollar exchange rate from 2002 to 2003 increased 2003 cost of goods by approximately $40 million. The Company manages a portion of its exposure to the effects of a fluctuating currency exchange rate between the U.S. and Canadian dollar by using foreign exchange contracts, but historically has not entered into material currency rate hedges with respect to exposure from its operations in Canada.

Cyclical Product Pricing

One of the most significant factors in the Company’s financial performance is the price it receives for its products. The Company’s pulp products are sold primarily in Europe, North America and Asia, and prices are affected by many factors such as global economic conditions, producer inventory levels, existing and future production capacity and currency fluctuations. The 2001 to 2003 period was affected significantly by poor global economic conditions that led to a weakening demand for pulp. In the second half of 2003, improved economic conditions, a weakening U.S. dollar, relatively balanced NBSK producer inventory levels and an increase in pulp consumption by China led to a steady rise in pulp sales prices through the end of the year. The Company anticipates that stronger world-wide economic activity in 2004 will lead to higher paper consumption and, therefore, higher demand and prices for the Company’s pulp products. List prices for NBSK pulp delivered into northern Europe in real terms, as indicated in the graph below, were at historical lows during the 2001 to 2003 periods. The following chart illustrates the annual average gross real prices of NBSK pulp for the last 25 years:

Source: Resource Information Systems, Inc. delivered Northern Europe. Nominal prices indexed to 2003 based on U.S. producer Price Finished Goods Index.

Lumber prices during the last three years have also been near cyclical lows. Prices for the Company’s lumber products, sold primarily in the U.S., are affected by factors such as the general economic climate in the U.S., the level of interest rates, the rate of housing starts and level of remodeling activity in the U.S., and production capacity relative to demand in the lumber industry. The Company has continued a program of focusing on value-added products which obtain premium prices in the market for lumber products. Despite record levels of housing starts in the U.S. during the 2001 to 2003 periods, lumber prices during those periods were near cyclical lows due primarily to excess lumber production capacity in North America and, until recently, a relatively strong U.S. dollar. The Company expects the pickup in U.S. economic growth that occurred in the second half of 2003 to continue into 2004. Increasing economic activity could lead to an increase in interest rates sometime in 2004, though interest rates in 2003 were at historically low levels. Higher interest rates could lead to reduction in the rate of housing starts and the level of repair and remodeling activity. Reductions in housing starts and the level of repair and remodeling activity generally reduce demand for lumber products.

The following chart illustrates the annual average real prices of Western spruce/pine/fir (SPF) lumber for the last 25 years:

Source: Resource Information Systems, Inc. 2x4 f.o.b. mill price. Nominal prices indexed to 2003 based on U.S. Producer Price-Finished Goods Index.

The Company expects to benefit significantly from potential future price increases, as its earnings are highly leveraged to pulp and lumber prices. For example, assuming other costs remain constant, using 2003’s production of approximately 790,000 metric tons of pulp, a $25 per metric ton price improvement would result in additional annual pre-tax income of approximately $19.8 million. Similarly, using 2003’s lumber production of approximately 620,000 thousand board feet and assuming other costs remain constant, a $25 per thousand board feet price improvement would result in additional annual pre-duty and pre-tax income of approximately $15.5 million. In the early months of the first quarter of 2004, both pulp and lumber prices have increased over fourth quarter 2003 levels.

Financial Leverage

The Company’s long-term debt to total capitalization was 63 percent at December 31, 2003, higher than the Company’s targeted level of 40-45 percent. Over the last few years, the Company has extended the maturity dates of a significant portion of its debt, with approximately one-half of total long-term debt at December 31, 2003 due in 2013. The Company expects to meet its cash requirements for 2004 with cash generated from operations and credit facilities. Net cash provided by operations is expected to increase significantly in 2004 due to the improving price outlook for the Company’s products. Any excess cash generated from operations is expected to be used for debt reduction. The Company’s bank lines at December 31, 2003 expire in 2004, and the Company expects to extend or replace the lines in equal or greater amounts of borrowing capacity.

To reduce working capital and increase its liquidity, the Company entered into an accounts receivable purchase agreement with a financial institution in the fourth quarter of 2003, under which the Company can sell up to $30 million of qualifying accounts receivable on a revolving basis. The Company had $27.6 million of such receivables sold at the end of 2003. Continued reductions in working capital levels and disciplined capital spending are additional measures the Company is using to improve liquidity. Based on market conditions in the future, the Company may, at its discretion, issue equity securities to decrease its financial leverage.

Cost Reduction Measures

The Company continues to focus on efforts to improve its cost structure through targeted cost reduction programs and disciplined capital spending. In the Pulp business, subsequent to the acquisition of the Harmac and Mackenzie mills, the Company has centralized all sales, corporate and information systems functions. In 2003, as measured in Canadian dollars for the Canadian pulp mills, the favorable impact of lower man-hours per ton of pulp production was offset by higher fiber and energy costs. In the Wood Products business, excluding the impacts of foreign exchange and lumber import duties, cost of lumber sold per thousand board feet decreased in 2003 compared with 2002. Logs utilized per thousand board feet of lumber produced has decreased since 1999, reflecting the Company’s continuing investment in modern sawmilling technology. As mentioned above, the impact of exchange rate fluctuations on reported cost of goods sold more than offset the impact of the Company’s cost reduction efforts in 2003.

Selected Segment Data

	2003	2002	2001
	(thousands)
Revenues
Pulp	$369,878	$322,941	$291,105
Wood Products
Lumber	214,342	190,918	177,865
Chips, logs and other	28,459	32,474	30,257

Total Wood Products	242,801	223,392	208,122

	$612,679	$546,333	$499,227

Operating income (loss)
Pulp	$(7,942)	$(21,297)	$(18,350)
Wood Products	(1,531)	17,157	(985)
General Corporate	(9,578)	(10,365)	(11,046)

	$(19,051)	$(14,505)	$(30,381)

Depreciation and amortization
Pulp	$28,933	$26,719	$22,767
Wood Products	7,760	7,250	7,122
General Corporate	1,478	1,362	951

	$38,171	$35,331	$30,840

EBITDA(1)
Pulp	$20,991	$5,422	$4,417
Wood Products	6,229	24,407	6,137
General Corporate	(8,100)	(9,003)	(10,095)

	$19,120	$20,826	$459

Lumber import duties	$29,400	$(1,500)	$15,600

(1)	EBITDA equals net loss before income taxes and net interest expense, plus depreciation and amortization, and is reconcilable to the Company’s net loss using the depreciation and amortization numbers in the above table and net interest expense and income tax benefit as indicated in the Consolidated Statement of Operations. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net loss.

Selected Segment Data (Continued)

	2003	2002	2001
Pulp (metric tons)
Sales volume	786,600	771,200	644,100
Average price realization	$470	$419	$452

Lumber (thousand board feet)
Sales volume	625,400	594,800	529,600
Average price realization	$343	$321	$329

Results of Operations—2003 Compared with 2002

Pulp

Revenues from the Company’s Pulp business totaled $369.9 million in 2003 compared with $322.9 million in 2002, an increase of 15 percent. The increase primarily related to higher prices in 2003. Pulp generated an operating loss before corporate expenses, interest and income taxes of $7.9 million in 2003, compared with an operating loss of $21.3 million in 2002. EBITDA from the Company’s pulp operations totaled $21.0 million in 2003 compared with $5.4 million in 2002.

According to RISI World Pulp Monthly, an industry trade publication, the average benchmark list price of NBSK pulp delivered into Northern Europe was $525 per metric ton in 2003 compared with $460 per metric ton in 2002. The Company’s average pulp price for its mix of chip and sawdust pulp was $470 per metric ton in 2003 compared with $419 per metric ton in 2002, an increase of $51 per metric ton, or 12 percent. Total metric tons sold increased two percent to 786,600 in 2003 from 771,200 in 2002.

Pulp cost of sales was $365.7 million in 2003, compared with $333.2 million in 2002, an increase of 10 percent. The Company currently has capacity to produce approximately 800,200 metric tons of pulp annually. Pulp production totaled 788,700 metric tons in 2003 compared with 775,800 metric tons in 2002. In 2002, Harmac lost approximately 8,900 metric tons of production during the repair of a recovery boiler. Write-downs of pulp inventories totaled $1.5 million at December 31, 2003, compared with $2.5 million at year-end 2002. Inventory write-downs reflect the difference between production costs and anticipated sales prices of year-end inventories. The Company’s inventory levels at December 31, 2003 were approximately 30 days of shipments.

The average cost per metric ton of pulp sold in 2003 increased eight percent compared with 2002. A significant factor affecting Pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the U.S. dollar declined significantly in 2003, and the Company estimates that the decrease in the average daily U.S. to Canadian dollar exchange rate from 2002 to 2003 resulted in an approximately $26 million increase in pulp cost of sales, and an eight percent increase in the average cost per metric ton of pulp sold in 2003.

Wood Products

Revenues from the Company’s Wood Products business totaled $242.8 million in 2003 compared with $223.4 million in 2002, a nine percent increase. The increase related to increases in both sales price and volume sold. Wood Products generated an operating loss before corporate expenses, interest and income taxes of $1.5 million in 2003, compared with operating income of $17.2 million in 2002. EBITDA from Wood Products totaled $6.2 million in 2003 compared with $24.4 million in 2002. The 2003 results included $29.4 million of lumber import duties compared with the net duty reversal of $1.5 million of lumber import duties in 2002.

Mill lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $267 per thousand board feet for 2003 compared with $262 per thousand board feet for 2002.

The Company’s lumber sales prices averaged $343 per thousand board feet for 2003, compared with $321 per thousand board feet for 2002, an increase of $22 per thousand board feet, or seven percent. Lumber sales volume increased five percent to 625.4 million board feet in 2003 from 594.8 million board feet in 2002. Revenues from the sale of chips, logs and other decreased $4.0 million in 2003 compared with 2002, primarily due to the discontinuance of the Company’s chip brokering business in early 2003.

Wood Products cost of sales was $239.9 million in 2003 compared with $202.0 million in 2002, a 19 percent increase. Included in cost of sales were lumber import duties in 2003 of $29.4 million compared with a net duty reversal of $1.5 million in 2002. Lumber production totaled 618.3 million board feet in 2003 compared with 604.0 million board feet in 2002. Lumber production in 2003 increased despite the closure of the mill in Midway, British Columbia for two weeks due to inadequate log supply caused by logging restrictions due to the forest fires in British Columbia. In 2002, Wood Products experienced no significant down time. The average cost per thousand board feet of lumber sold was 13 percent higher in 2003 compared with 2002. The change in the amount of lumber import duties included in cost of sales from 2002 to 2003 increased the average cost per thousand board feet of lumber sold in 2003 by 15 percent. Another significant factor affecting Wood Products cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The Company estimates that the decrease in the average daily U.S. to Canadian dollar exchange rate from 2002 to 2003 resulted in an approximately $14 million increase in Wood Products cost of sales, a seven percent increase in the average cost per thousand board feet of lumber sold in 2003. The increase in cost of sales related to lumber import duties and the weakened U.S. dollar was partially offset by lower log and logging costs.

Corporate Expenses, Interest and Income Taxes

Selling, general and administrative (SG&A) costs were higher by $0.5 million in 2003 compared with 2002. Included in 2003 was the settlement with the remaining insurance carriers to which the Company had tendered the defense of certain environmental claims. The Company received $3.0 million in cash and recorded the settlement as a reduction to SG&A as this environmental insurance recovery had not been previously recorded as a receivable. Also included in 2003 was a $1.0 million increase in bad debt reserves related to the insolvency of a pulp broker, $0.4 million of additional costs associated with former diaper business facilities, and $0.3 million associated with the documentation and review of the Company’s internal controls over financial reporting required under the Sarbanes-Oxley Act. The 2002 period included a $2.6 million reduction in the reserves for environmental remediation liabilities and a reduction in the environmental insurance receivable of $0.9 million, for a net reduction to SG&A costs of $1.7 million. The Company also took a $1.0 million charge in 2002 to settle a claim from the U.S. government related to the termination of a timber sale contract in 1983.

The costs included in 2003 SG&A expenses related to the sale of the Company’s accounts receivables were not material. Assuming the sale of the maximum amount of accounts receivable throughout the full year 2004, approximately $0.6 million of costs associated with the program would be included in SG&A.

Net interest expense in 2003 was $21.4 million compared with $17.6 million in 2002. The increase in net interest expense was primarily due to the higher levels of debt and higher average cost of borrowings in 2003.

The Company’s effective tax benefit rate was 39 percent for 2003 and 35 percent for 2002. The increase in the effective tax benefit rate in 2003 related primarily to a $.8 million reduction of deferred federal income tax reserves due to the re-evaluation of the adequacy of these reserves and tax benefits totaling $0.9 million due to a favorable rate differential on the carryback of 2002 Canadian tax losses to years prior to the reduction in the British Columbia corporate income tax rate and the recognition of Canadian research and experimentation tax credits. The Company recorded tax benefits on U.S. net operating losses in 2003 and 2002 in reliance upon available tax planning strategies.

Results of Operations – 2002 Compared with 2001

Overview

The Company improved its cost structure in 2002 but very low market prices for pulp and lumber, combined with the burden of import duties on Canadian softwood lumber, led to a loss of $21.0 million in 2002 on revenues of $546.3 million, compared with a net loss of $24.9 million in 2001 on revenues of $499.2 million. The 2002 amounts included a full year of operating results for the Mackenzie pulp mill acquired on June 15, 2001.

The operating results of both periods were significantly affected by the lumber trade dispute between the U.S. and Canada. The Company accrued $15.6 million of non-cash lumber import duties in 2001 and reversed those duties in the first half of 2002. The Company then incurred $14.1 million of lumber import duties for the period from May 22, 2002 through the end of 2002. Due to the relatively narrow range of change in the U.S. to Canadian dollar exchange rate during the periods, the impact of exchange rate changes was not material.

Pulp

Revenues from the Pulp business totaled $322.9 million in 2002 compared with $291.1 million in 2001. Total metric tons sold increased to 771,200 in 2002 from 644,100 in 2001. Pulp revenues and sales volumes for 2001 included less than a full year’s results of the Mackenzie pulp mill. Pulp generated an operating loss before corporate expenses, interest and income taxes of $21.3 million in 2002, compared with an operating loss of $18.4 million in 2001. The decline was primarily due to lower pulp prices in 2002. EBITDA from the Company’s pulp operations totaled $5.4 million in 2002 compared with $4.4 million in 2001.

Total pulp sales volume from the Halsey pulp mill was lower in 2001 than 2002 due to two month’s of down time. Production at the Halsey pulp mill was curtailed during July and August 2001 as the result of declining pulp prices and weak demand for market pulp. In connection with the 2001 curtailment, the Company entered into an agreement with its energy supplier under which the Company was compensated for reduced electricity consumption. The payments, recorded as reductions in cost of sales, offset a significant portion of the costs incurred during the shutdown period.

The average benchmark list price of NBSK pulp delivered into Northern Europe, according to Pulp & Paper Week, was $460 per metric ton in 2002 compared with $531 per metric ton in 2001. The Company’s average pulp price for its mix of chip and sawdust pulp was $419 per metric ton in 2002 compared with $452 per metric ton in 2001, down seven percent.

Pulp cost of sales was $333.2 million in 2002, compared with $299.3 million in 2001. Pulp production totaled 775,800 metric tons in 2002 and 647,000 metric tons in 2001. The Mackenzie pulp mill production in 2001 was less than a full year’s production and the Halsey curtailment in 2001 reduced production by 32,000 metric tons. In October 2002, one of the recovery boilers at the Harmac pulp mill was shut down for repairs, causing the mill to lose approximately 8,900 metric tons of production. Fourth quarter 2002 operating income from the pulp segment was reduced by approximately $1.8 million as a result of the Harmac shutdown. Write-downs of pulp inventories totaled $2.5 million at December 31, 2002, compared with $2.1 million at year-end 2001.

The average cost per metric ton of pulp sold decreased seven percent in 2002 compared with 2001. Costs of conversion and raw materials for pulp production decreased an average of $43 per metric ton in 2002 compared to 2001, primarily the result of labor savings, lower usage of purchased goods such as chemicals, and a decrease in other cash conversion costs.

Wood Products

Revenues from the Wood Products business totaled $223.4 million compared with $208.1 million in 2001. The increase of $15.3 million, or seven percent, was primarily the result of higher volumes sold in 2002, partially offset by lower prices. Wood Products generated operating income of $17.2 million in 2002, compared with an operating loss of $1.0 million in 2001, before corporate expenses, interest and income taxes. EBITDA from Wood Products for 2002 was $24.4 million compared with $6.1 million in 2001. The 2002 results included a net reversal of $1.5 million of lumber import duties, compared with a non-cash accrual of $15.6 million for lumber import duties in 2001.

Mill lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $262 per thousand board feet for the year 2002 compared with $275 per thousand board feet for 2001. The Company’s lumber sales prices averaged $321 per thousand board feet for 2002, compared with $329 per thousand board feet for 2001. Lumber sales volume increased to 594.8 million board feet in 2002 from 529.6 million board feet in 2001.

Wood Products cost of sales totaled $202.0 million in 2002 compared with $204.0 million in 2001. Lumber production totaled 604,000 thousand board feet in 2002 compared with 536,700 thousand board feet in 2001. The average cost per thousand board feet of lumber sold decreased 11 percent in 2002 compared with 2001; however, the change in the amount of lumber import duties included in cost of sales from 2001 to 2002 reduced the average cost per thousand board feet of lumber produced in 2002 by eight percent. Cost of conversion and log costs decreased $19 per thousand board feet in 2002 primarily due to lower log costs and harvesting cost reductions. In 2002, the Company experienced no significant down time. In 2001, the Company took an average five weeks down time at its three Canadian sawmills as a result of poor lumber markets and to avoid paying the tariff associated with the Canada-U.S. Softwood Lumber Agreement, which expired at the end of the first quarter of 2002. Production was also curtailed four weeks in the first quarter of 2001 at the Company’s Spearfish operation in the U.S. as a result of poor lumber markets.

Corporate Expenses, Interest and Income Taxes

SG&A costs were lower by $0.8 million in 2002 compared with 2001. Based on new information and updates on prior cost estimates, the total reserves for environmental remediation liabilities were reduced by $2.6 million and the Company’s related receivable from insurance carriers was reduced by $0.9 million, for a net reduction to SG&A costs of $1.7 million in 2002. The Company also took a $1.0 million charge to settle a claim from the U.S. government related to the termination of a timber sale contract in 1983. Expenses related to workers’ compensation claims associated with a discontinued business were $0.8 million higher in 2002 compared with 2001. All other SG&A expenses decreased a net $0.7 million in 2002.

Net interest expense in 2002 was $17.6 million compared with $12.6 million in 2001. The increase in net interest expense was primarily due to the higher levels of borrowings related to the acquisition of the Mackenzie pulp mill in mid-2001 and an increase in the average cost of borrowings.

The Company’s effective tax benefit rate was 35 percent for 2002 and 42 percent in 2001. The lower effective tax benefit rate in 2002 was primarily due to the benefit recognized as a result of a reduction in the British Columbia corporate income tax rate from 16.5 percent to 13.5 percent in 2001 and a lower amount of state pollution control tax credits recognized in 2002.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $18.3 million in 2003 compared with $17.7 million in 2002 and $24.3 million in 2001. Significant changes in working capital for 2003 included a decrease in accounts receivable of $12.9 million, primarily due to the sale of accounts receivable of $27.6 million, partially offset by the impact of higher pulp sales prices in 2003. Inventories decreased by $7.4 million while accounts payable and accrued liabilities decreased $10.8 million. Inventories were lower at year-end 2003 compared with 2002 primarily due to the low level of saw logs in Canada resulting from the summer forest fires in British Columbia which halted logging activity for several weeks, as well as lower chip and sawdust inventories. Accounts payable and accrued liabilities decreased primarily due to payment of a litigation settlement, environmental remediation expenditures and adjustment of the Company’s tax reserves.

In October 2003, the Company entered into a Receivable Purchase Agreement with a financial institution to sell up to $30 million of qualifying accounts receivable on a revolving basis. Based on the terms of the agreement, the Company recorded the sales as true sales, and $27.6 million of accounts receivable were excluded from accounts receivable on the Consolidated Balance Sheets at December 31, 2003. The Company remains the collection agent for the sold receivables as long as it is in compliance with the agreement’s covenants. The proceeds available under this program are subject to change based on the level of eligible receivables and restrictions on the concentrations of receivables. The costs under this program vary based on changes in interest rates (LIBOR) and are included in SG&A.

The current ratio at December 31, 2003 and 2002 was 2.0 to 1 and 1.5 to 1, respectively. The increase in 2003 primarily reflects the renegotiated bank lines in 2003 that reclassified the outstanding balance of debt under the Company’s revolving line of credit from short-term debt at December 31, 2002 to long-term debt at December 31, 2003, as well as an $11.4 million increase in current assets in 2003.

Significant changes in working capital for 2002 included an increase in accounts payable and accrued liabilities of $7.1 million and decreases in accounts receivable of $6.2 million and inventories of $5.9 million. Significant changes in working capital in 2001 included decreases in accounts receivable of $11.5 million and inventories of $13.8 million. The decreases in accounts receivable primarily reflected the impact of falling pulp prices during the periods. The changes in working capital also reflected the Company’s focus on reducing overall working capital requirements.

Investing Activities

The Company invested $18.6 million in capital projects in 2003, although gross plant and equipment on the balance sheet increased by a much larger amount in the period due to the effect of the stronger Canadian dollar on the translated amounts of assets denominated in Canadian dollars. Capital expenditures totaled $17.3 million in 2002 and $18.9 million in 2001. The Company anticipates that capital expenditures will approximate $20 million to $25 million in 2004, all of which are expected to be financed through internally generated funds and existing cash balances. These capital projects relate primarily to facility improvements, equipment modernization and energy and cost-saving projects.

In relation to the Company’s extension of its $15.0 million revolving credit facility with a U.S. bank, the Company placed $5.0 million into a restricted interest-bearing account until the facility expires in March 2004.

On June 15, 2001, the Company acquired the Mackenzie pulp mill from Norske Skog Canada for $80.4 million in cash and 1,750,000 shares of Company common stock. The cash investment in Mackenzie, including direct acquisition costs, totaled $82.6 million.

Financing Activities

The long-term debt to total capitalization ratio was 63 percent at December 31, 2003 compared with 59 percent and 56 percent at December 31, 2002 and 2001, respectively. The increase in the debt ratio from 2002 to 2003 was due primarily to an increase in long-term debt of $38.2 million. Of this increase, $21.7 million resulted from the reclassification of borrowings under a revolving line of credit from short-term debt at December 31, 2002 to long-term debt at December 31, 2003. Stockholders’ equity increased $2.6 million, as the change in accumulated foreign currency translation offset the 2003 net loss, dividends paid and other equity transactions. The Company’s weighted average cost of debt was 8.0 percent at December 31, 2003 compared with 8.1 percent and 6.6 percent at December 31, 2002 and 2001, respectively.

At December 31, 2003, the Company was in compliance with its debt covenants, including maximum leverage ratios, net worth tests, minimum interest coverage ratios and minimum liquidity amounts. The debt agreements related to the Company’s 8 3/8% debentures and senior notes do not contain any financial covenants. As of December 31, 2003, Moody’s Investor Service rated the Company’s senior unsecured debt Ba3 with a stable outlook. In June 2003, Standard & Poor’s Rating Services reaffirmed the Company’s corporate and senior unsecured debt ratings of BB and revised its outlook on the Company to negative from stable. The outlook revision reflected Standard & Poor’s concern that the protracted downturn in pulp and paper markets could prevent the Company’s credit measures from improving. In January 2003, the Board decreased the quarterly dividend from 15 cents per share to 8 cents per share due to continued losses through 2002 resulting from the extended economic downturn and the burden of lumber import duties.

Net cash provided by financing activities in 2003 was $3.2 million compared with net cash used for financing activities of $15.1 million in 2002 and net cash provided by financing activities of $82.2 million in 2001. The net cash provided from financing activities in 2003 was related to additional net borrowings of $8.1 million required to fund cash outlays for capital expenditures, dividends and the restricted cash investment in excess of cash provided by operations. The use of cash for financing activities in 2002 primarily reflected the use of excess cash balances in 2002 for the payment of common dividends and a net reduction of revolving credit lines and long-term debt of $6.0 million. The net cash provided from financing activities in 2001 was primarily due to debt issued in connection with the Mackenzie acquisition, net of dividends paid.

In September 2003, the Company’s $15.0 million revolving credit facility with a U.S. bank was renewed and extended to March 2004. At December 31, 2003, the Company had no borrowings under this line, but was utilizing $9.2 million of availability for an outstanding letter of credit. Borrowings under the line are secured by accounts receivable.

In June 2003, the Company consolidated its $110.0 million Canadian revolving bank line of credit and its $35.0 million Canadian term loan due June 2003 into two 364-day extendable revolving credit facilities. The maximum borrowings under one line totals $95.0 million Canadian (approximately $74 million U.S.) and is convertible into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $55.0 million Canadian (approximately $43 million U.S.) of revolving borrowings and is convertible into a one-year term loan upon expiration of the revolving credit provisions. The restructured lines expire in June 2004 and are secured by the Mackenzie mill site and certain inventory and accounts receivable.

As of December 31, 2003, the Company had available approximately $16 million of borrowing capacity under its revolving lines of credit. Additional borrowings above that amount would have caused the Company to exceed the maximum 65 percent total debt to total adjusted capitalization ratio, as defined in its U.S. revolving line of credit agreement. At its discretion, the Company could have terminated the U.S. revolving line of credit agreement, and net borrowing capacity after giving effect to the most restrictive remaining covenants as of December 31, 2003 would have been $25.4 million.

The Company expects to either extend its U.S. and Canadian revolving credit facilities when they expire in 2004 or enter into new credit facilities. The total amount of borrowing capacity under the new facilities is expected to be equal to or greater than the facilities in place at December 31, 2003. The Company expects to meet its cash requirements in 2004 through a combination of cash generated from operations, existing cash balances and existing or future credit facilities or other debt or equity resources. The Company cannot assure, however, that its business will generate sufficient cash flow from operations or that it will be in compliance with the financial covenants of its debt agreements so that future borrowings thereunder will be available to the Company.

On July 30, 2002, the Company completed the sale of $60 million principal amount of 8 3/8% senior notes due 2013, with net proceeds to the Company after discount and expenses of the issue of $50.1 million. The 8 3/8% senior notes were priced to yield 10.5 percent, with terms and conditions of the notes substantially identical to the Company’s existing 8 3/8% debentures due 2013. The notes were offered in a Rule 144A offering to qualified institutional buyers in the United States and to non-U.S. persons outside the United States. The subsequent exchange for registered, publicly tradable notes with substantially identical terms was completed in October 2002. The net proceeds were used to pay down revolving bank lines of credit. In January 2002, the Company elected to repay the remaining $11.9 million balance of its State of Oregon Small Scale Energy Loan and discontinued a $12.4 million letter of credit associated with the note payable.

In December 2001, the Company entered into a $36 million sale/leaseback of the Halsey pulp mill’s chlorine dioxide facility (the ClO2 lease financing). The lessor is the same financial institution with which the Company sold and leased back the Halsey pulp mill in 1999. In the ClO2 transaction, the lessee is a limited partnership of which the Company is the general partner and another financial institution is the limited partner. The limited partner invested $10.6 million in the lessee partnership, which was utilized to fund an advance rent payment to the lessor of the ClO2 facility. The Company has recorded the $36 million ClO2 transaction as a $25.4 million lease financing obligation and a $10.6 million long-term obligation. The ClO2 lease financing obligation has a term, rent payment schedule and early purchase option that are coterminus with the Halsey mill sale/leaseback. The Company is retiring the long-term obligation through the allocation by the lessee partnership of the Company’s state pollution control tax credits and other partnership tax attributes to the limited partner over the 12 tax years ending in 2012. The Company is obligated to otherwise repay the long-term obligation if the state pollution control tax credits and other tax attributes are not available to the limited partner as contemplated in the agreement. At December 31, 2003, the Company maintained a $9.2 million letter of credit to support this obligation.

Off-Balance-Sheet and Other Contractual Arrangements

At December 31, 2003, the Company did not have any unconsolidated variable interest entities.

The table below summarizes the Company’s fixed, noncancelable contractual obligations as of December 31, 2003. The current portion of long-term liabilities has been included in the table:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(thousands)
Long-term debt	$597	$43,788	$1,115	$130,858	$176,358
Capitalized leases	4,482	12,186	56,196	—	72,864
Operating leases	3,674	4,909	2,608	1,316	12,507
Purchase obligations:
Raw materials(a)	16,726	16,260	3,228	852	37,066
Energy(b)	7,171	420	420	—	8,011
Capital spending(c)	117	10,775	—	—	10,892
Other long-term liabilities reflected on the Consolidated Balance Sheets(d):
Reforestation	4,451	4,157	1,087	1,151	10,846
Environmental remediation	818	722	690	4,165	6,395
Other	1,371	1,052	2,621	2,314	7,358

	$39,407	$94,269	$67,965	$140,656	$342,297

(a)	Raw materials include timber under contract, chips, sawdust and chemicals. The Company does not incur liabilities under its Canadian timber tenure agreements for the cost of timber until it has been harvested.
(b)	The Company enters into contracts for the purchase of natural gas and electricity. These obligations represent the face value of the contracts and do not consider resale value.

(c)	Capital spending above relates primarily to anticipated regulatory environmental compliance expenditures.
(d)	Pension and other postretirement benefit obligations are not included in the table above. The Company expects to incur cash outlays of $5.1 million related to these plans in 2004. Pension contributions beyond 2004 are not determinable since the amount of any contribution is dependent on the future economic environment and investment returns on pension trust assets. Medical, dental and life insurance plans are unfunded and the cost of approved claims is paid from operating cash flows. Future cash requirements will reflect health care cost trends, demographic changes, and changes in participant premiums, co-pays and deductibles.

Critical Accounting Policies

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

The Company believes that it will have sufficient future U.S. taxable income to make it more likely than not that the net operating loss deferred tax asset will be realized. In making this assessment, the Company has considered the ability to utilize certain tax planning strategies to generate sufficient taxable income in the U.S. to fully utilize net operating loss carryforwards that might otherwise expire. The realization of the deferred tax asset is not assured and could be reduced in the future if estimates of future taxable income during the carryforward period are reduced or the estimated benefits realizable from tax planning strategies are reduced.

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

The key assumptions in estimating these cash flows are future pricing of commodity products and future estimates of expenses to be incurred. The assumptions regarding pricing are based on near-term price projections and, for the longer term, based on average pricing over the commodity cycle due to the inherent volatility of commodity pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. The Company’s estimates of future expenses is based on internal planning models and the expectation that the Company will generally continue to reduce production costs that will offset the effects of inflation.

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

At December 31, 2003, the Company had a prepaid pension cost asset of $8.2 million related to its U.S. pension plan. At September 30, 2003, the fair value of U.S. pension plan assets exceeded the Company’s accumulated benefit obligation (ABO). If the fair value of plan assets were to fall below the plan’s calculated ABO and the Company chose not to make a cash contribution to plan assets at least equal to the difference between the ABO and the fair value of plan assets, this prepaid pension cost asset would be written off, net of taxes, by a direct charge to shareholders’ equity, with no impact on earnings or cash. The most significant variables that could cause this to occur are the actual return on plan assets and the discount rate used on the measurement date to value plan liabilities. The Company used a discount rate of 6.1 percent for its U.S. pension plan liabilities at September 30, 2003. Had the Company used a discount rate of 5.75 percent and the Company chose not to make a cash contribution to the plan prior to the measurement date in an amount at least equal to the difference between the ABO and the fair value of plan assets, the U.S. plan assets would have been below the plan’s calculated ABO.

At September 30, 2003, the Company reduced its expected rate of return used for its Canadian plans, with the weighted average rate of return on plan assets for U.S. and Canadian plans decreasing to 8.5 percent from 8.6 percent at September 30, 2002. Each 0.5 percent reduction in the expected return on assets is expected to increase estimated 2004 pension expense by approximately $0.4 million.

At September 30, 2003, the Company also reduced the discount rate used for its U.S. and Canadian plans, with the weighted average discount rate decreasing to 6.3 percent from 6.9 percent at September 30, 2002. Pension and postretirement benefit costs for 2004 will be based on the 6.3 percent assumed discount rate. Based on estimated 2004 expenses, each 0.5 percent reduction in the assumed discount rate is expected to increase pension and postretirement benefit costs by approximately $1.1 million.

Environmental Matters

The Company is required to make estimates of the costs of remediation for certain contaminated former and currently operated mill sites and landfills. The ultimate costs to the Company for the investigation, remediation and monitoring of these sites cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. When one estimate within the range of estimated costs is better than another, the Company accrues that amount; otherwise the minimum amount in the range is accrued. In making these judgments and assumptions, the Company considers, among other things, the activity to-date at particular sites and information obtained through consultation with applicable regulatory authorities and third party consultants and contractors. The Company has also considered the obligation or willingness and ability of third parties to bear an allocated or proportionate share of the cost of these activities. The Company regularly monitors its exposure to environmental loss contingencies. As additional information becomes known, it is at least reasonably possible that a change in the estimated liabilities accrued will occur in the near future.

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

The Company estimates reforestation costs based on its substantial experience in reforestation in British Columbia under the Province’s Forest Practice Code. A significant portion of the reforestation costs occur during the first five years after harvest. The remaining costs are incurred until the harvested land is “free to grow,” generally seven to twelve years after initial planting. Whereas it is possible to reasonably estimate the costs of labor and materials required for reforestation activities, it is not possible to predict the impact of natural disasters, such as windstorms, droughts and forest fires, or the possibility of changes in the Province’s regulations. The liability for reforestation costs is recorded at fair value. This requires the Company to, in addition to projecting future cash expenditures, anticipate the effects of inflation and use an appropriate discount rate in the calculation of the liability. The fair value of this liability will be adjusted in the future as anticipated cash expenditures, inflation and discount rates fluctuate. Due to the numerous variables relating to the determination of this liability at its fair value, the estimate is subject to a level of uncertainty, and as additional information becomes known, the estimate may change.

Stock-Based Compensation

The Company has chosen to continue to use the intrinsic value method under the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” under which no compensation cost is recognized for stock options granted at or above fair market value. Under this method, no compensation expense related to stock options has been recognized in the Statement of Operations for the periods presented. As permitted under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No 123, “Accounting for Stock-Based Compensation,” the Company provides the pro forma disclosures as if the Company had adopted the fair value based method for all stock-based compensation in Item 8. Note 2, “Net Income (Loss) Per Share.” Had compensation expense for the stock-based compensation plans been determined based upon the fair value at the grant dates under those plans consistent with SFAS No. 123, the Company’s net loss would have been greater.

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

Exchange Rate Fluctuations

Although the Company’s sales are made primarily in U.S. dollars, a substantial portion of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, could adversely affect the Company’s results of operations and cash flows. A substantial portion of the Company’s pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects the Company’s customers’ ability to pay and the Company’s relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on the Company’s business, financial condition and results of operation. For example, a change in the U.S. to Canadian dollar translation rate from 1.29 to 1.28 would increase pre-tax cost of sales as measured in U.S. dollars by an estimated $3.2 million U.S. on an annual basis.

Fees on Lumber Imports into the United States

In May 2002, the ITC imposed duties on certain types of softwood lumber imported into the United States from Canada after determining that imports of certain types of softwood lumber from Canada threatened U.S. softwood lumber mill operators. Based on findings of the DOC regarding subsidies and dumping margins, the ITC’s decision subjects the Company’s imports of certain types of softwood lumber from Canada on or after May 22, 2002 to a total duty rate of 27.22 percent, which has had a material adverse effect on the Wood Products business result of operations. Various NAFTA and WTO rulings have been issued to date, and several of these rulings are subject to further appeals. In the event that final rates differ from the depository rates, ultimate costs may be higher or lower than those recorded to date. The ultimate outcome or effect of NAFTA and WTO reviews, or whether a settlement between the Canadian and U.S. governments may be reached, cannot be predicted.

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

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (the “Plan”) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. Because the first 200,000 cubic meters of AAC are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s existing annual allowable cut. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC. In addition, a market-based timber pricing system is expected to be introduced in the British Columbia interior in 2004. It is not known when that change will be implemented, or how it will affect the stumpage paid by the Company’s Canadian lumber operations. The effect, if any, on the Company’s future supply and cost of logs, chips and sawdust to its Canadian operations cannot be determined at this time.

Net Operating Loss Tax Asset

Management believes that the Company will have sufficient future U.S. taxable income to make it more likely than not that the net operating loss deferred tax asset will be realized. In making this assessment, the Company has considered the ability to utilize certain tax planning strategies if a net operating loss were to otherwise expire. The realization of the deferred tax asset is not assured and could be reduced in the future if estimates of future taxable income during the carryforward period are reduced or the estimated benefits realizable from tax planning strategies are reduced. The Company’s ability to record tax benefits in full or in part on future U.S. net operating losses is also not assured.

Financial Leverage

The Company’s long-term debt as a percentage of total capitalization at December 31, 2003 was 63 percent. While the Company’s leverage level is not unusual for the forest products and pulp industries, this leverage, or higher leverage if the Company were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Higher levels of leverage may require a substantial portion of the cash flow from operations to satisfy debt service requirements, thereby reducing the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. Higher leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

Certain of the Company’s debt agreements contain customary conditions to borrowing, including compliance with financial covenants relating to maximum leverage ratios, net worth tests, minimum interest coverage ratios and minimum liquidity amounts. The Company’s ability to comply with these covenants is subject to various risks, uncertainties and events beyond the Company’s control that could affect its ability to comply with the covenants. Any failure by the Company to comply with all applicable covenants could result in an event of default with respect to, and the acceleration of, a portion of the Company’s debt.

Labor Relations

Approximately 80 percent of the Company’s employees are paid on an hourly basis and most of these employees are covered under collective bargaining agreements. In 2003, the Company negotiated Memorandum of Agreements for six-year terms with the Canadian unions at the Castlegar sawmill and the Arrow Lakes forestry division. The Company is currently in negotiations with the Canadian unions in Midway, Grand Forks and Boundary covering approximately 381 employees. If the Company were unable to reach agreement on the terms of any collective bargaining agreement with any group of its employees, the Company could be subject to work slowdowns or stoppages.

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

To address the claims of the First Nations groups, the governments of Canada and British Columbia instituted a negotiation process under the administration of a treaty commission. In July 2002, the voting public approved a referendum of principles for treaty making. This gave Provincial negotiators the authority to negotiate and make commitments on topics that are consistent with the referendum principles and for which current policies exist. Any settlements that may result from the negotiation process may involve a combination of cash and resources and grants of conditional rights to gather food on public lands and some rights of self-government. The issues surrounding aboriginal rights and title are not likely to be resolved by the Canadian governments in the near future. Recently, some aboriginal groups in British Columbia have filed court proceedings against forest companies holding government-granted forest tenures, claiming compensation from the tenure holders for what they claim is the wrongful use of their land and tenures. The Company has not received notice that any such court proceedings have been commenced against it. If significant areas of Canada are found by the courts to be subject to aboriginal title, the Company’s forest tenures and its ability to harvest timber from those tenures could be materially adversely affected. A reduction in the timber supply could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Financial Market Risk

The Company’s exposure to market risk for interest rates relates primarily to short- and long-term debt. The Company’s investment in marketable securities at December 31, 2003 and 2002 was not significant. The Company’s debt is primarily fixed rate with 17 percent of total debt at variable rates at December 31, 2003, and therefore, net income is not materially affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company’s net investment in Canadian operations. The Company’s net investment in Canadian subsidiaries is not hedged. The net assets of Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $214.5 million at December 31, 2003. The potential change in fair value resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $21.5 million at December 31, 2003. Any gain or loss in fair value would be reflected as a cumulative foreign currency translation adjustment and would not affect cash flows or reported net income or loss of the Company.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries and Canadian dollar denominated intercompany loans made by the parent company. The Company considers its Canadian dollar-denominated intercompany loans as a natural hedge against the currency risk on its U.S. dollar-denominated cash and accounts receivable of its Canadian subsidiaries. The Company periodically uses foreign exchange contracts to manage a portion of its exposure to foreign currency transactions, but historically has not entered into material currency rate hedges with respect to exposure from its operations in Canada. The notional value of foreign currency exchange contracts outstanding at December 31, 2003 was $10 million and no such contracts were outstanding at December 31, 2002.

The Company utilizes well-defined financial contracts in the normal course of its operations as a means to manage certain commodity price risks. The majority of these contracts are fixed-price contracts for future purchases of energy, primarily natural gas and electricity, which meet the definition of “normal purchases or normal sales” and therefore, are not considered derivative instruments for accounting purposes. There were no contracts outstanding at December 31, 2003 and 2002 that were considered derivative instruments.

Item 8. Financial Statements and Supplementary Data

Pope & Talbot, Inc.

Consolidated Balance Sheets

	December 31
	2003	2002
	(thousands except per share)
Assets
Current assets:
Cash and cash equivalents	$4,082	$4,240
Short-term investments	101	101
Restricted cash	5,000	—
Accounts receivable (less allowance of $4,086 in 2003 and $3,043 in 2002)	54,162	59,540
Inventories	100,701	93,319
Prepaid expenses	10,350	6,465
Deferred income taxes	4,744	4,053

Total current assets	179,140	167,718
Properties:
Plant and equipment	690,638	597,864
Accumulated depreciation	(363,964)	(300,927)

	326,674	296,937
Land and timber cutting rights	8,334	7,410

Total properties, net	335,008	304,347
Other assets:
Deferred income tax assets, net	6,686	13,081
Prepaid pension costs	8,245	9,351
Other	10,483	9,891

Total other assets	25,414	32,323

	$539,562	$504,388

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,079	$26,824
Accounts payable	49,434	43,236
Accrued payroll and related taxes	19,316	17,173
Other accrued liabilities	15,896	20,976

Total current liabilities	89,725	108,209
Long-term liabilities:
Long-term debt, net of current portion	244,143	205,922
Other long-term liabilities	59,229	46,405

Total long-term liabilities	303,372	252,327
Stockholders’ equity:
Preferred stock, $10 par value: 1,500,000 shares authorized; none issued	—	—
Common stock, $1 par value: 20,000,000 shares authorized; 17,208,100 and 17,207,106 shares issued	17,208	17,207
Additional paid-in capital	67,811	68,014
Retained earnings	79,083	108,901
Accumulated other comprehensive income (loss)	6,527	(25,718)
Treasury stock, 1,553,010 and 1,569,324 shares, at cost	(24,164)	(24,552)

Total stockholders’ equity	146,465	143,852

	$539,562	$504,388

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Consolidated Statements of Operations

	Years Ended December 31
	2003	2002	2001
	(thousands except per share)
Revenues	$612,679	$546,333	$499,227
Costs and expenses:
Cost of sales	605,596	535,248	503,263
Selling, general and administrative	26,134	25,590	26,345

Operating loss	(19,051)	(14,505)	(30,381)
Interest expense, net	21,389	17,586	12,563

Loss before income taxes	(40,440)	(32,091)	(42,944)
Income tax benefit	(15,628)	(11,141)	(18,039)

Net loss	$(24,812)	$(20,950)	$(24,905)

Basic and diluted net loss per share	$(1.59)	$(1.34)	$(1.68)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31
	2003	2002	2001
	(thousands)
Cash flow from operating activities:
Net loss	$(24,812)	$(20,950)	$(24,905)
Noncash charges (credits):
Depreciation and amortization	38,171	35,331	30,840
Gain on sale of property and equipment	(1,343)	—	—
Deferred tax provision	(5,856)	(2,950)	(13,322)
Noncash lumber import duties	—	(15,567)	15,567
Decrease (increase) in working capital:
Accounts receivable	12,870	6,237	11,454
Inventories	7,442	5,913	13,832
Prepaid expenses and other assets	682	4,876	4,831
Accounts payable and accrued liabilities	(10,805)	7,062	(6,506)
Other, net	1,913	(2,217)	(7,533)

Net cash provided by operating activities	18,262	17,735	24,258

Cash flow from investing activities:
Purchases of short-term investments	—	—	(2,745)
Proceeds from maturities of short-term investments	—	9	13,239
Restricted cash	(5,000)	—	—
Capital expenditures	(18,570)	(17,333)	(18,852)
Acquisition of subsidiary, net of cash acquired	—	—	(82,592)
Proceeds from sale of properties and equipment	1,495	129	1,591

Net cash used for investing activities	(22,075)	(17,195)	(89,359)

Cash flow from financing activities:
Net borrowings (payments) under revolving credit lines	12,607	(38,461)	59,300
Proceeds from long-term debt	—	50,068	36,000
Repayments of long-term debt	(4,552)	(17,575)	(4,488)
Exercise of stock options	186	251	205
Cash dividends	(5,006)	(9,377)	(8,844)

Net cash provided by (used for) financing activities	3,235	(15,094)	82,173

Effect of exchange rate on cash	420	331	—
Increase (decrease) in cash and cash equivalents	(158)	(14,223)	17,072
Cash and cash equivalents at beginning of year	4,240	18,463	1,391

Cash and cash equivalents at end of year	$4,082	$4,240	$18,463

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Consolidated Statements of Stockholders’ Equity

(thousands)

	Common stock		Treasury Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2000	15,457	$15,457	(1,600)	$(25,324)	$48,292	$172,977	$(15,796)	$195,606
Cash dividends ($.60 per share)	—	—	—	—	—	(8,844)	—	(8,844)
Issuance of shares in acquisition	1,750	1,750	—	—	20,038	—	—	21,788
Issuance of shares under stock plans	—	—	10	182	23	—	—	205
Comprehensive loss:
Net loss	—	—	—	—	—	(24,905)	—	(24,905)
Foreign currency translation	—	—	—	—	—	—	(9,909)	(9,909)
Unrealized loss on cash flow hedging derivatives (net of tax benefit of $973)	—	—	—	—	—	—	(1,549)	(1,549)
Minimum pension liability adjustment (net of tax benefit of $159)	—	—	—	—	—	—	(279)	(279)

Total comprehensive loss								(36,642)

Balance, December 31, 2001	17,207	17,207	(1,590)	(25,142)	68,353	139,228	(27,533)	172,113

Cash dividends ($.60 per share)	—	—	—	—	—	(9,377)	—	(9,377)
Issuance of shares under stock plans	—	—	21	590	(339)	—	—	251
Comprehensive income (loss):
Net loss	—	—	—	—	—	(20,950)	—	(20,950)
Foreign currency translation	—	—	—	—	—	—	1,216	1,216
Cash flow hedge reclassification of losses (net of $973 tax expense)	—	—	—	—	—	—	1,549	1,549
Minimum pension liability adjustment (net of tax benefit of $518)	—	—	—	—	—	—	(950)	(950)

Total comprehensive loss								(19,135)

Balance, December 31, 2002	17,207	17,207	(1,569)	(24,552)	68,014	108,901	(25,718)	143,852

Cash dividends ($.32 per share)	—	—	—	—	—	(5,006)	—	(5,006)
Issuance of shares under stock plans	1	1	16	388	(203)		—	186
Comprehensive income (loss):
Net loss	—	—	—	—	—	(24,812)	—	(24,812)
Foreign currency translation	—	—	—	—	—	—	32,791	32,791
Minimum pension liability adjustment (net of tax benefit of $301)	—	—	—	—	—	—	(546)	(546)

Total comprehensive income								7,433

Balance, December 31, 2003	17,208	$17,208	(1,553)	$(24,164)	$67,811	$79,083	$6,527	$146,465

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements

1. Accounting Policies

Business Description

Pope & Talbot, Inc. (the Company) is incorporated in the state of Delaware. The Company classifies its business into two operating segments: pulp and wood products. Pulp manufactures a broad range of pulp utilizing both wood chips and sawdust as fiber sources. Pulp is sold primarily to end users in the U.S., Europe, Canada and Asia. Wood products manufactures standardized and specialty lumber and sells residual wood chips. Lumber products are sold mainly in the U.S. and Canada to wholesalers, and wood chips are sold to manufacturers of pulp.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all its subsidiaries, after eliminating significant intercompany balances and transactions.

Foreign Currency Translation

The functional currency for the majority of the Company’s foreign subsidiaries is the Canadian dollar. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated into U.S. dollars at average exchange rates for each period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income or loss within stockholders’ equity.

The average U.S. to Canadian dollar exchange rates used to translate the results of operations of the Company’s Canadian subsidiaries were 1.40, 1.57 and 1.55 (unaudited) for the years 2003, 2002 and 2001, respectively. The U.S. to Canadian dollar exchange rates used to translate the balance sheets of the Company’s Canadian subsidiaries was 1.29 and 1.58 at December 31, 2003 and 2002, respectively.

Restricted Cash

Under the terms of an amendment to the domestic revolving credit facility discussed in Note 7 “Debt,” the Company placed $5.0 million into an interest-bearing escrow account. The cash is restricted from use until the revolving credit facility matures in March 2004.

Inventories

Inventories are stated at the lower of cost or market. For lumber inventories at the sawmill in the U.S. and wood chip, sawdust and wood fiber in pulp inventories at the Company’s three pulp mills, cost has been determined using the last-in, first-out (LIFO) method. For remaining inventories, cost has been determined using the average cost method which approximates the first-in, first-out (FIFO) basis.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for new facilities and those expenditures that substantially increase the useful lives of existing property, plant and equipment are capitalized as well as interest costs associated with major capital projects until ready for their intended use. Interest capitalized is determined by applying the Company’s effective interest rate to the accumulated capital costs during the construction period of a project and is amortized over the depreciable life of related assets. Capitalized interest was not material in the periods presented. Upon sale or retirement of capitalized assets, the related cost and accumulated depreciation are removed from the accounts, with the resultant gain or loss included in the Consolidated Statements of Operations. Costs of maintenance and repairs are charged to expense as incurred.

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

Depreciation of assets other than pulp production assets is computed using the straight-line method over the useful lives of respective assets. Depreciation of the Company’s pulp production assets is computed using the units-of-production method. The estimated useful lives of the principal items of property, plant and equipment range from 3 to 40 years.

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of an asset to the undiscounted net future cash flows from the use and eventual disposition of the asset. The key assumptions in estimating these cash flows are future pricing of commodity products and future estimates of expenses to be incurred. If estimated future cash flows indicate the carrying value of an asset may not be recoverable, impairment exists, and the asset’s book value is written down to its estimated realizable value.

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

In the U.S., the Company obtains its timber from various public and private sources under timber harvesting contracts. The Company does not incur a direct liability for, or ownership of, this timber until it has been harvested. Additionally, logs are purchased in the open market. The total volume committed under contract at December 31, 2003, and the 2004 planned contract harvest was 138 million board feet and 55 million board feet, respectively. At December 31, 2003, the Company’s best estimate of its total commitment at current contract rates under these contracts was approximately $19.8 million. The Company evaluates the loss contract reserves for its public and private timber harvesting contracts based on the estimated total cost applied to such harvests compared with replacement cost as measured by the total estimated harvesting costs of recent timber sales in the region.

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

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Deferred tax assets have been recorded in an amount management believes is more likely than not realizable based on the Company’s reliance on available tax planning strategies.

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

Revenue and Related Cost Recognition

The Company recognizes revenue from product sales when the sales price is fixed or determinable, title transfers and risk of loss has passed to the customer and collectibility is reasonably assured. Sales are reported net of discounts and allowances. Amounts charged to customers for shipping and handling is recognized as revenue. Shipping and handling costs incurred by the Company are reported as cost of sales. The Company records lumber import duties as a component of cost of sales.

Statements of Cash Flows

The Company classifies as cash and cash equivalents unrestricted cash on deposit in banks plus all investments having original maturities of 90 days or less. Total cash expenditures for interest were $21.9 million, $16.7 million and $14.2 million for 2003, 2002 and 2001, respectively. Net cash refunds received for income taxes were $10.0 million in 2003 and $7.5 million in 2002. Total cash expenditures for income taxes were $1.8 million in 2001.

Interest

Interest expense in the Consolidated Statements of Operations is shown net of interest income and capitalized interest. Interest income was $0.3 million in 2003, $0.5 million in 2002 and $1.3 million in 2001.

Financial Instruments and Derivatives

The carrying amounts reported in the balance sheet for cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximate fair values due to the short maturity of those instruments.

The Company does not hold financial instruments for trading purposes. The Company’s accounting treatment for the limited number of contracts considered derivative instruments is as follows. For derivatives designated as fair value hedges, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portions

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

of changes in the fair value of the derivatives are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Changes in the fair value of all other derivative instruments not designated as hedges are also recognized in earnings in the period in which the changes occurred. The Company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations.

The Company utilizes well-defined financial contracts in the normal course of its operations as a means to manage its foreign currency exchange rate and certain commodity price risks. The majority of contracts used to manage commodity price risks are fixed-price contracts for future purchases of energy, primarily natural gas and electricity, which meet the definition of “normal purchases or normal sales” and therefore, are not considered derivative instruments for accounting purposes. In 2001, the Company entered into commodity swap agreements to hedge against the variability of future cash flows arising from changes in natural gas spot rates. Unrealized net losses on cash flow hedging derivatives recorded in cumulative other comprehensive income(loss) at December 31, 2001 were classified into earnings in 2002.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries and Canadian dollar denominated intercompany loans made by the parent company. The Company periodically uses foreign exchange contracts to manage a portion of its exposure to these transactions, but historically has not entered into material currency rate hedges with respect to exposure from its operations in Canada.

Accounting Pronouncements Implemented

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143, effective January 1, 2003, addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the statement, the Company is required to record the fair value of a liability (discounted) for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the expected useful life of the asset. This statement changed the Company’s accounting for landfill closure costs and reforestation liabilities.

Accordingly, as of January 1, 2003, the Company adjusted the carrying value of liabilities, previously recorded on a non-discounted basis, for reforestation and certain landfill closure costs and recorded liabilities (discounted) and the associated asset and accumulated depreciation for landfill closure costs not previously accrued. The increase to total properties, net of accumulated depreciation was $0.3 million and the net increase to total liabilities was $0.5 million. The cumulative effect of adopting this standard was not material to the Company’s results of operations and the net impact was included in cost of goods sold in the first quarter of 2003. Revisions to the liabilities could occur due to changes in the estimated amount or timing of estimated expenditures, or possible new governmental regulations affecting these liabilities.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (the Interpretation), which addresses the accounting for and disclosure of obligations under guarantees. The disclosure provisions of the Interpretation were effective at December 31, 2002. The accounting requirements of the Interpretation were effective January 1, 2003, and required the recognition of a liability at its fair value by a guarantor at the inception of certain guarantees. The recognition of the liability is required even if it is not probable that payment

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. This statement did not have a significant effect on the financial position or results of operations of the Company.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities,” issued in January 2003. The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the equity to finance its activities without additional subordinated financial support from other parties. This interpretation did not have a significant effect on the financial position or results of operations of the company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” It establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a significant effect on the Company’s financial position or results of operations.

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

2. Net Income (Loss) Per Share

Earnings Per Share

The computation of basic earnings per share is based on net income or loss and the weighted average number of common shares outstanding during each year. The weighted average shares outstanding in 2003, 2002 and 2001 were 15,622,000, 15,606,000 and 14,818,000, respectively. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. For 2003, 2002 and 2001, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted were the same.

Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.25 to $30.38 per share, averaged 1,544,200, 1,520,200 and 1,370,600 for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company has retained the compensation measurement principles of Accounting Principles Board (APB)

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations for stock options. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2003	2002	2001
	(thousands except per share)
Net loss, as reported	$(24,812)	$(20,950)	$(24,905)
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(486)	(501)	(426)

Pro forma net loss	$(25,298)	$(21,451)	$(25,331)

Basic and diluted net loss per share:
As reported	$(1.59)	$(1.34)	$(1.68)
Pro forma	(1.62)	(1.37)	(1.71)

The Company has followed the practice of using treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to a stock option plan, the difference between the exercise price and the cost of treasury shares is recorded as an increase or decrease to additional paid-in capital.

3. Receivables

In October 2003, the Company entered into a Receivable Purchase Agreement with a financial institution to sell at its option up to $30 million of qualifying accounts receivable on a revolving basis. At December 31, 2003, $27.6 million of sold accounts receivable were excluded from accounts receivable in the accompanying Consolidated Balance Sheets. The proceeds available under this program are subject to change based on the level of eligible receivables and restrictions on the concentrations of receivables. The Company remains the collection agent for the accounts receivable provided that it is in compliance with the agreement’s covenants. Because the Company receives adequate compensation for these services, no servicing asset or obligation has been recorded. The costs under this program vary based on changes in interest rates (LIBOR) and are included in selling, general and administrative expenses.

4. Inventories

	2003	2002
	(thousands)
Lumber	$16,244	$15,171
Pulp	33,350	26,774
Saw logs	19,663	22,014
Pulp logs, chips and sawdust	11,021	11,784
Chemicals and supplies	21,871	18,880
LIFO reserve	(1,448)	(1,304)

	$100,701	$93,319

The portion of inventories accounted for using the last-in, first-out (LIFO) method aggregated $20.6 million and $19.9 million using the average cost method, which approximates the FIFO basis, at December 31, 2003 and 2002, respectively.

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

5. Properties

	2003	2002
	(thousands)
Plant and equipment:
Mills, plants and improvements	$98,510	$88,341
Equipment	567,008	486,113
Mobile equipment	21,540	19,511
Construction in progress	3,580	3,899

	$690,638	$597,864

Land and timber cutting rights:
Land	$4,699	$4,253
Canadian timber cutting rights	3,635	3,157

	$8,334	$7,410

Included in plant and equipment at December 31, 2003, were assets at cost of $179.4 million ($182.6 million at December 31, 2002) and a net book value of $43.6 million ($53.1 million at December 31, 2002) for which the Company does not hold title. See Note 7, “Debt” and the discussion of the Halsey mill sale/leaseback transactions.

6. Income Taxes

Losses before income taxes were comprised of the following:

	2003	2002	2001
	(thousands)
Domestic loss	$(13,614)	$(29,193)	$(31,999)
Foreign loss	(26,826)	(2,898)	(10,945)

	$(40,440)	$(32,091)	$(42,944)

The income tax provision (benefit) consisted of the following components:

	2003	2002	2001
	(thousands)
Current tax provision (benefit):
Federal	$(1,200)	$2	$—
State	20	—	—
Foreign	(8,592)	(8,193)	(4,717)

Net current tax benefit	$(9,772)	$(8,191)	$(4,717)

Deferred tax provision (benefit):
Federal	$(4,616)	$(9,790)	$(11,912)
State	(322)	(962)	(892)
Foreign	(918)	7,802	(518)

Net deferred tax benefit	$(5,856)	$(2,950)	$(13,322)

Income tax benefit:
Federal	$(5,816)	$(9,788)	$(11,912)
State	(302)	(962)	(892)
Foreign	(9,510)	(391)	(5,235)

Net income tax benefit	$(15,628)	$(11,141)	$(18,039)

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

The income tax provision (benefit) was different from the amount computed by applying the U.S. statutory federal income tax rate as follows:

	2003	2002	2001
	(thousands)
Benefit at U.S. statutory rate	$(14,154)	$(11,232)	$(15,031)
State tax net of federal benefit	(196)	(625)	(580)
Foreign tax rate differential and withholding	887	1,006	299
Reduction in foreign tax rate	—	—	(1,734)
State pollution control tax credits	(562)	(506)	(1,149)
Taxes previously provided, net	(1,741)	—	—
Other items, net	138	216	156

	$(15,628)	$(11,141)	$(18,039)

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

The net deferred tax asset is comprised of the following:

	2003	2002
	(thousands)
Current deferred taxes:
Gross assets	$4,744	$4,053
Noncurrent deferred taxes:
Gross assets	49,075	46,212
Gross liabilities	(42,389)	(33,131)

Total noncurrent deferred taxes	6,686	13,081

Net deferred tax asset	$11,430	$17,134

The most significant deferred tax asset relates to U.S. net operating loss carryforwards. At December 31, 2003, the Company had available $78.8 million of U.S. federal tax loss carryforwards expiring as follows: 2010—$5.3 million; 2011—$2.0 million; 2012—$6.8 million; 2020—$3.8 million; 2021—$21.3 million; 2022—$26.4 million and 2023—$13.2 million. As of December 31, 2003, the Company also had Alternative Minimum Tax carryforwards of $0.5 million that may be carried forward indefinitely.

Management believes that the Company will have sufficient future U.S. taxable income from operations and tax planning strategies to make it more likely than not that the net operating loss deferred tax asset will be realized. In making this assessment, management has considered the cyclical nature of its businesses, the likelihood of having sufficient future Canadian taxable income, the relatively long expiration period of net operating losses and the ability to utilize certain tax planning strategies if a net operating loss were to otherwise expire. The realization of the asset is not assured and could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	2003	2002
	(thousands)
Postretirement benefits	$10,908	$7,400
Reforestation	2,591	2,897
Foreign exchange	(2,800)	560
Property, plant and equipment	(37,600)	(28,516)
Other liabilities	6,353	5,914
AMT credits	523	523
Net operating loss carryforwards	32,207	29,611
Valuation allowance	(979)	(979)
Other, net	227	(276)

Net deferred tax asset	$11,430	$17,134

The Company’s valuation allowance against deferred tax assets was $1.0 million at December 31, 2003 and 2002. The valuation allowance relates to potentially unusable state net operating loss carryforwards.

Undistributed earnings of the Company’s Canadian subsidiaries totaled $166.5 million at December 31, 2003, which, under existing law, will not be subject to U.S. tax until distributed as dividends. If necessary, a tax planning strategy involving dividend distributions from Canada is available to the Company to utilize U.S. net operating loss carryforwards that otherwise would expire. Management believes any taxes paid to the Canadian government on the undistributed earnings of Canadian subsidiaries at December 31, 2003 may be used as credits against the U.S. tax on any dividends distributed from such earnings. Accordingly, a net deferred tax liability has not been recorded as of December 31, 2003.

7. Debt

	2003	2002
	(thousands)
Revolving credit and term loan facilities, expiring in 2004, variable interest rate 4.97%	$42,765	$—
Term loan due June 2003, variable interest rate 4.80%	—	21,737
Lease financing obligations, weighted average interest rate 7.16%	72,864	77,059
Long-term obligation, due 2002-2012, effective rate 7.54%	7,779	8,671
8 3/8% senior notes due 2013, less unamortized discount of $9,186, effective rate 11.03%	50,814	50,279
8 3/8% debentures, due 2013	75,000	75,000

	249,222	232,746
Less current portion	5,079	26,824

Long-term debt	$244,143	$205,922

Revolving Credit and Term Loan Facilities

At December 31, 2003 the Company had borrowings of $42.8 million outstanding under its Canadian revolving credit facilities. The revolving credit agreements contain certain restrictive covenants, including maximum leverage ratios, net worth tests and minimum interest coverage ratios.

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2003, the Company had available approximately $16 million of borrowing capacity under its revolving lines of credit. Additional borrowings above that amount would have caused the Company to exceed the maximum 65 percent total debt to total adjusted capitalization ratio, as defined in its U.S. revolving line of credit agreement. At its discretion, the Company could have terminated the U.S. revolving line of credit agreement, and net borrowing capacity after giving effect to the most restrictive remaining covenants as of December 31, 2003 would have been $25.4 million.

In September 2003, the Company’s $15.0 million revolving credit facility with a U.S. bank was renewed and extended to March 2004. The line is secured by accounts receivable. Under the terms of the agreement, the Company placed $5.0 million into a restricted interest-bearing account. At December 31, 2003, the Company had no borrowings under this line, but was utilizing $9.2 million of availability for an outstanding letter of credit.

In June 2003, the Company consolidated its $110.0 million Canadian revolving bank line of credit and its $35.0 million Canadian term loan due June 2003 into two 364-day extendable revolving credit facilities. The maximum borrowings under one line totals $95.0 million Canadian (approximately $74 million U.S.), and this line is convertible into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $55.0 million Canadian (approximately $43 million U.S.) of revolving borrowings and is convertible into a one-year term loan upon expiration of the revolving credit provisions. The restructured lines, expiring June 2004, are secured by the Mackenzie mill property, plant and equipment and certain inventory and accounts receivable.

The interest rates associated with the Canadian agreements are based, at the option of the Company, on specified market rates plus a margin predetermined by the credit agreement. Commitment fees of .55 percent and .45 percent per year on the unused portions of the $55 million Canadian line and the $95 million Canadian line, respectively, are payable quarterly. A commitment fee on the unused portion of the U.S. credit facility is payable quarterly and is based on specific debt ratios as outlined in the credit agreement ranging from .40 percent to .75 percent per year. The interest rate associated with the U.S. revolving credit agreement is based, at the option of the Company, on specified market rates plus a margin based on the Company’s debt ratio.

Lease Financing and Long-Term Obligation

In 1999, the Company entered into a sale/leaseback of its Halsey pulp mill. The facility was sold for $64.6 million cash in a transaction accounted for as a financing, wherein the property remains on the books and continues to be depreciated. A lease-financing obligation equal to the proceeds received was recorded. The lease term ends in 2012, with an early purchase option in 2007. In December 2001, the lessor in this transaction agreed to credit the Company $2.2 million as an offset against the early purchase option price, if the Company exercises that option. The adjustment to the lease financing obligation was accounted for as a prospective reduction in the effective interest rate of the debt.

In December 2001, the Company entered into a $36 million sale/leaseback of the Halsey pulp mill’s chlorine dioxide facility (the ClO2 lease financing). The lessor is the same financial institution with which the Company sold and leased back the Halsey pulp mill in 1999. In this transaction, the lessee is a limited

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

partnership of which the Company is the general partner and another financial institution is the limited partner. The limited partner invested $10.6 million in the lessee partnership, which was utilized to fund an advance rent payment to the lessor of the ClO2 facility. The Company recorded the $36 million ClO2 transaction as a $25.4 million lease financing obligation and a $10.6 million long-term obligation. The ClO2 lease financing has a term, rent payment schedule and early purchase option that are coterminus with the Halsey mill sale/leaseback.

The Halsey leases require annual rent payments, payable semi-annually, as follows: for the years 2004—$9.6 million; 2005—$9.8 million and 2006—$11.6 million. Beginning in January of 2007 (if the leases have not been terminated by exercise of the early purchase options), two semi-annual payments of $16.6 million and other payments totaling $22.5 million through the end of the lease term in 2012 are required. There are two purchase options under each of the Halsey leases. The aggregate price under the early purchase options in 2007 is fixed at $59.1 million, payable in five installments during 2007. The purchase options at the end of the leases will be at fair market value as determined at the time of the exercise. The leases contain certain restrictive covenants, including a maximum leverage ratio, a minimum net worth requirement and a fixed charge coverage ratio or cash requirement.

The Company is retiring the long-term obligation through the allocation by the lessee partnership of state pollution control tax credits and other partnership tax attributes to the limited partner over the 12 tax years ending in 2012. The Company is obligated to otherwise repay the long-term obligation if the state pollution control tax credits and other tax attributes are not available to the limited partner as contemplated in the agreement. The stated effective interest rate represents the calculated implicit interest rate on the $10.6 million cash investment of the limited partner based upon the after-tax cash flows of the pollution control tax credits and other tax attributes allocated to the limited partner over the 12 year life of the limited partnership. At December 31, 2003, the Company maintained a $9.2 million letter of credit to support the long-term obligation.

8 3/8 % Senior Notes

On July 30, 2002, the Company issued $60 million principal amount of 8 3/8% senior notes due 2013, with net proceeds to the Company of $50.1 million, after discount of $8.2 million and issue expenses of $1.7 million. The 8 3/8% senior notes were priced to yield 10.5 percent. The terms and conditions of the notes are substantially identical to the Company’s existing 8 3/8% debentures due 2013. The Company’s 8 3/8% senior notes and debentures are unsecured and do not have any financial covenants. The total fair value of the 8 3/8% senior notes and debentures was $133.7 million based upon the trading price of the instruments at December 31, 2003.

8. Other Long-term Liabilities

Other long-term liabilities consist of the following:

	2003	2002
	(thousands)
Reforestation	$6,395	$6,435
Pension liabilities	15,418	10,784
Other postretirement benefits	24,834	19,570
Environmental liabilities	5,577	6,667
Other	7,005	2,949

	$59,229	$46,405

At December 31, 2003 and 2002, the Company classified $0.8 million and $1.7 million, respectively, of environmental liabilities as current liabilities in other accrued liabilities.

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Pension and Other Postretirement Plans

The Company’s postretirement plans consist principally of noncontributory defined-benefit pension plans and postretirement medical and life insurance plans. The Company also provides defined contribution plans in the U.S. and Canada. The pension plans include plans administered by the Company and multi-employer plans administered by various unions.

Certain union employees are covered under multi-employer pension plans. Contributions to these plans are based upon negotiated hourly rates. It is not possible to determine the amount of accumulated benefits or net assets available for benefits that apply solely to Company employees covered by these plans. All other Company participating employees are covered by plans administered by the Company.

The Company’s funding policy regarding all of its Company-administered pension plans is to make contributions to the plans that are at least the minimum amounts required by law. The Company also sponsors unfunded postretirement medical and life insurance plans for certain salaried and non-salaried employees and eligible spouses and dependents of the employees.

The Company sponsors a defined contribution plan (401k) for all U.S. salaried employees and defined contribution plans for certain employees in Canada. For U.S. employees, contributions may be made on a before-tax basis, and the Company matches a portion of the employee’s contributions in cash to be invested among several investment options at the employee’s discretion. The Company also sponsors defined contribution plans for certain employees in Canada. Under these plans, the Company contributes seven percent of defined compensation in cash to be invested among several investment options at the employee’s discretion. The amounts contributed to defined contribution plans for participating employees were $1.1 million in 2003, $1.0 million in 2002 and $0.9 million in 2001.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company will account for the effects of the Act on any measures of the benefit obligation or cost when specific authoritative guidance on the accounting for the federal subsidy is issued. The Company anticipates it may need to make certain amendments to its plan to fully benefit from the Act. The impact on the Company’s future results of operations or financial condition is not expected to be material.

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

The annual measurement date for the Company’s plans is September 30. The projected benefit obligation for all plans exceeded the fair value of plan assets at each period end presented. The following tables set forth selected financial information regarding the pension and postretirement benefit plans at December 31:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
	(thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$83,192	$71,700	$25,947	$17,148
Service cost	2,956	3,159	972	1,391
Interest cost	6,026	5,383	2,128	1,275
Amendments	219	150	(747)	—
Actuarial loss	5,879	5,333	6,740	6,655
Settlement	95	—	—	—
Acquisitions	—	1,419	—	—
Benefits paid	(4,830)	(4,174)	(843)	(571)
Foreign currency rate changes	9,036	222	2,787	49

Benefit obligation at end of year	$102,573	$83,192	$36,984	$25,947

Change in plan assets:
Fair value of plan assets at beginning of year	$65,011	$69,612	$—	$—
Actual return on plan assets	10,421	(2,412)	—	—
Employer contributions	2,117	1,776	843	571
Benefits paid	(4,830)	(4,174)	(843)	(571)
Foreign currency rate changes	5,708	208	—	—

Fair value of plan assets at end of year	$78,427	$65,010	$—	$—

Funded status	$(24,146)	$(18,182)	$(36,984)	$(25,947)
Employer contribution after measurement date	302	225	—	—
Unrecognized net actuarial loss	19,252	17,416	12,897	6,377
Unrecognized prior service cost	1,286	1,050	(747)	—
Unrecognized net asset at transition	(23)	(34)	—	—

Prepaid (accrued) benefit cost	$(3,329)	$475	$(24,834)	$(19,570)

Amounts recognized in the Balance Sheet:
Prepaid benefit cost	$8,245	$9,351	$—	$—
Intangible asset	1,091	—	—	—
Accrued benefit liability	(15,418)	(10,784)	(24,834)	(19,570)
Accumulated other comprehensive loss, net of income taxes	1,775	1,229	—	—
Deferred income taxes	978	679	—	—

Net amount recognized	$(3,329)	$475	$(24,834)	$(19,570)

The accumulated benefit obligation for all defined benefit pension plans was $92.3 million and $73.0 million at December 31, 2003, and 2002, respectively.

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

The periodic pension cost for 2003, 2002 and 2001 was composed of the following:

	Pension Benefits
	2003	2002	2001
	(thousands)
Components of net periodic benefit cost:
Service cost	$2,956	$3,159	$2,314
Interest cost	6,026	5,383	5,026
Expected return on plan assets	(5,783)	(5,924)	(7,225)
Amortization of prior service cost	205	190	186
Amortization of transition amounts	(10)	(10)	(28)
Recognized net actuarial (gain) loss	798	—	(747)
Plan amendment	—	151	—

Net periodic benefit cost for Company administered plans	4,192	2,949	(474)
Contributions to multi-employer plans	6,582	5,514	4,872

Net periodic benefit cost	$10,774	$8,463	$4,398

Weighted-average assumptions used to determine net cost:
Discount rate	6.9%	7.4%	7.5%
Rate of compensation increase	4.5%	4.5%	5.0%
Expected return on plan assets	8.5%	8.6%	8.5%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.3%	6.9%
Rate of compensation increase	4.0%	4.5%

The expected long-term rate of return on plan assets for the Company’s U.S. and Canadian plans is based on historical and projected average rates of return for current and planned asset classes in the plans’ investment portfolios. Projected returns take into account assumptions regarding the intended asset mix, fixed income returns and inflation expectations, equity risk premiums and the volatility of returns for each asset class and other factors.

Net periodic cost for the Company’s postretirement medical and life insurance plans for 2003, 2002 and 2001 was composed of the following:

	Other Postretirement Benefits
	2003	2002	2001
	(thousands)
Components of net periodic benefit cost:
Service cost	$972	$1,391	$493
Interest cost	2,128	1,275	1,171
Recognized net actuarial gain	569	—	(6)

Net periodic benefit cost	$3,669	$2,666	$1,658

Weighted-average assumptions used to determine net cost:
Discount rate	6.9%	7.4%	7.5%
Rate of compensation increase	4.5%	4.5%	5.0%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.3%	6.9%
Rate of compensation increase	4.2%	4.5%

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

For measurement purposes of postretirement plans the following table sets forth the assumed rates of increase in health care costs:

	2003	2002
Assumed health care cost trend rates:
Domestic health care cost trend rate assumed for next year	8.0%	8.5%
Domestic rate to which the cost trend gradually declines to	5.0%	5.0%
Year that the rate reaches ultimate trend rate	2010	2010

Canadian health care cost trend rate assumed for next year	5.9%	6.3%
Canadian rate to which the cost trend gradually declines to	4.2%	4.2%
Year that the rate reaches ultimate trend rate	2008	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
	(thousands)
Effect on total service and interest cost components	$703	$(745)
Effect on postretirement benefit obligation	6,631	(7,237)

The Company’s pension plans asset allocation ranges for 2004 and asset allocation at the measurement date are as follows:

Asset Category	Range Allocation	Percentage of Plan Assets
		2003	2002
Equities securities	30% – 70%	57.0%	66.1%
Debt securities	30% – 70%	43.0%	33.9%

		100.0%	100.0%

As defined benefit pension plans are designed primarily to provide a source of monthly income throughout an employee’s retirement years, the pension plans generally have a long-term investment perspective. This warrants an asset mix that includes substantial emphasis on equity investments, while taking into consideration the overall funded status of the plans relative to their benefit obligations. Under certain economic conditions, the Company could consider it appropriate to place a greater emphasis on fixed income investments. The plans provide for asset allocation ranges of a maximum of 70 percent and a minimum of 30 percent for both equities and debt securities. The actual mix of asset investments at any point in time reflects the assessment of the risk/return trade-off of being in a particular asset class. The Company’s fund managers use asset allocation strategies as well as individual security selections within the investment guidelines established by the Company. The Company considers the long-term benefits of a greater overall return (which can result from a bias towards equities) to outweigh the potentially negative effects of a greater volatility in the short-term.

Based on information currently available, the Company does not expect to be required to make cash contributions to its U.S. pension plan in 2004 and expects to contribute approximately $4.2 million to its Canadian pension plan in 2004. The Company intends to make only the required minimum pension contributions in 2004. If interest rates were to decline below current levels or future investment performance was significantly below projections, the Company could elect to make voluntary contributions to its plans in addition to minimum requirements. Cash outlays related to its other postretirement plans in 2004 are expected to be approximately $0.9 million.

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Stockholders’ Equity

Shareholder Rights Plan

On February 5, 1998, the Company adopted a shareholder rights plan and declared a dividend distribution of one Right for each outstanding share of Common Stock. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of Series A Junior Participating Preferred Stock at a purchase price of $70, subject to adjustment. The Rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15 percent of the Common Stock. If a person or group acquires 15 percent of the Common Stock, each Right will be adjusted to entitle its holder to receive, upon exercise, Common Stock (or, in certain circumstances, other assets of the Company) having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on April 24, 2008 and may be redeemed by the Company for $0.001 per Right. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.

Stock Option Plans

The Company maintains three stock option plans and accounts for all options under APB Opinion No. 25 and related interpretations, under which no compensation expense has been recognized in the Consolidated Statements of Operations. The Company has a stock option plan (Option Plan) for officers and key employees. This plan is administered by the Compensation Committee of the Board of Directors. The Committee is composed of outside Directors who are not eligible for awards under this plan. The Company also has a non-employee director stock option plan (Director Plan). At December 31, 2003, shares available for future grants under these plans totaled 390,276. Additionally, the Company has a non-employee director stock retainer fee plan (Retainer Plan). At December 31, 2003, shares available for future grants under this plan totaled 168,334.

The Option Plan provides for granting both incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock by certain key officers and other selected employees at prices not less than 85 percent of fair market value at grant date; however, stock options are granted at fair market value at grant date. Options are exercisable as stated in each individual grant and vest over a five-year period; however, no option may extend beyond ten years from the date of grant.

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

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

A summary of the stock options outstanding at December 31, 2003, 2002 and 2001 and changes during the years then ended in the number of shares (Shares) and the weighted average exercise price (Price) is presented below:

	2003		2002		2001
	Shares	Price	Shares	Price	Shares	Price
	(shares in thousands)
Outstanding at beginning of year	1,520	$15	1,370	$15	1,176	$15
Granted	248	13	238	14	296	15
Exercised	(11)	8	(21)	7	(1)	15
Canceled	(213)	19	(67)	18	(101)	17

Outstanding at end of year	1,544	14	1,520	15	1,370	15

Exercisable at year-end	928	14	877	15	742	16

Weighted average fair value of options granted during year	$3.86		$4.45		$5.07

The fair value of options granted in 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 3.6, 4.7 and 5.1 percent; dividend yields of 4.0, 4.3 and 5.0 percent; and expected volatility of 46, 46 and 55 percent. Expected option lives of six years were assumed. The following table summarizes information about stock options outstanding at December 31, 2003:

	Range of exercise prices				Total
	$5 - $11	$12 - $15	$16 - $19	$20 - $30
	(shares in thousands)
Options outstanding:
Number outstanding	228	979	294	43	1,544
Remaining contractual life in years	5.1	6.8	5.8	1.6	6.2
Weighted average exercise price	$8	$14	17	$26	$14

Options exercisable:
Number exercisable	190	493	204	41	928
Weighted average exercise price	$8	$14	17	$26	$14

Restricted Stock Awards

The Company has granted two restricted awards. One award vests and becomes unrestricted ratably over 4 years and the other over 10 years from the date of grant. The market value of the Company’s common stock determines the value of the restricted stock, and such value is recorded at the date of the award as unearned compensation and recorded as a component of additional paid in capital. The unearned compensation is amortized to compensation expense over the periods of restriction and was not material to any of the periods presented.

11. Commitments and Contingencies

Litigation

The Company is a party to legal proceedings and environmental matters generally incidental to the business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the Company believes that any ultimate outcome resulting

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

from these proceedings and matters would not have a material effect on the current financial position, liquidity or results of operations; however, in any given future reporting period, such proceedings or matters could have a material effect on results of operations.

Minimum Rental Commitments

The Company leases certain equipment, including computers, automobiles and other mobile equipment that are classified as operating leases. It also leases office space for its corporate administrative and sales functions. Rent expense for operating leases was $5.4 million in 2003, $4.4 million in 2002 and $4.1 million in 2001. For operating leases with remaining terms of more than one year, the minimum lease payment requirements were $3.7 million for 2004, $2.7 million for 2005, $2.2 million for 2006, $1.7 million for 2007, and $1.0 million for 2008, with total payments thereafter of $1.3 million.

Guarantees

In connection with the sale/leaseback of the Halsey pulp mill and ClO2 facility (see Note 7, “Debt”), the Company agreed to indemnify certain other participants in the financings against the loss, on an after-tax basis, of certain tax items, including Oregon pollution control tax credits. At December 31, 2003, the maximum potential future payments that could be required under these guarantees were $14.0 million, and the amount recorded as liabilities related to these guarantees was $7.8 million. The Company’s indemnity obligations with respect to these tax items continue while the relevant tax years of the indemnified parties remain open to audit; however, with respect to $10.6 million of the potential payments, the Company’s obligation expires if a claim for indemnity is not asserted on or before March 15, 2016.

In connection with the sale of a former business, the Company is secondarily liable for certain payments to a third party in the event the buyer fails to make such payments. The potential future liability, if any, cannot be estimated at this time. The Company has no recorded liability for this potential obligation.

Import Duties

Approximately 80 percent of the Company’s current lumber capacity is located in British Columbia, Canada. Between April 1996 and April 2001, exporters of softwood lumber from Canada to the U.S. were subject to tariffs on lumber volumes in excess of defined tariff-free volumes under the Canada-U.S. Softwood Lumber Agreement (SLA). Upon expiration of the SLA on April 1, 2001, petitions for the imposition of antidumping duties (ADD) and countervailing duties (CVD) on softwood lumber from Canada were filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC), by certain U.S. industry and trade groups. In response to the petitions, the ITC conducted a preliminary injury investigation and in May 2001, determined that there was a reasonable indication that the lumber industry in the United States was threatened with material injury by reason of softwood lumber imports from Canada.

In August 2001, the DOC issued its preliminary determination on the CVD and imposed a preliminary duty rate of 19.31 percent to be posted by cash deposits or bonds on sales of softwood lumber to the U.S. on or after August 17, 2001. The DOC also made a preliminary determination that certain circumstances existed which would have resulted in duties on sales of softwood lumber applying retroactively to May 19, 2001 (Critical Circumstances). The preliminary duty rate of 19.31 percent was suspended on December 15, 2001, 120 days after the preliminary determination, in accordance with U.S. law.

In October 2001, the DOC issued its preliminary determination on the ADD and imposed a company-specific preliminary duty rate on six companies reviewed ranging from 5.94 percent to 19.24 percent. All other companies, including Pope & Talbot’s Canadian subsidiary, received the weighted average rate of the six companies of 12.58

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

percent. The preliminary ADD rate applied to all shipments of softwood lumber made to the U.S. on or after November 6, 2001. The DOC did not find Critical Circumstances in its preliminary ADD ruling and, therefore, did not assess those duties retroactively.

In March 2002, the DOC announced revised import duty rates of 19.34 percent and 9.67 percent, respectively in the CVD and ADD cases. The DOC also determined that there would be no retroactive application of the CVD prior to August 17, 2001. In May 2002, the ITC finalized its ruling on the imposition of ADD and CVD on softwood lumber from Canada, and based on the DOC’s final determination of ADD and CVD rates, the Company is currently subject to a combined import duty rate of 27.22 percent, effective May 22, 2002.

The Company’s 2003 results included duty costs of $29.4 million. Based on the lumber import duty rates in effect at the time and the impact of DOC’s actions with respect to duty rates and time period applicability, the Company’s 2002 results included the positive impact of a net reversal of $1.5 million of lumber import duties accrued. Duties accrued and expensed in 2001 were $15.6 million.

In June 2003, and annually thereafter for a total of five years, the DOC began conducting administrative reviews to determine whether Canada continued to subsidize softwood logs and whether the Canadian companies, including the Company’s Canadian subsidiary, engaged in dumping and, if so, the appropriate adjustments to CVD and ADD rates to be applied retroactively to the Company for imports during the period of review.

With respect to the Company’s payments of ADD’s during the period of administrative review, the Company may receive a refund of some or all of the ADD’s paid if the companies specifically reviewed are finally determined to have a weighted average dumping rate less than the rate paid by the Company. If in the administrative review, the companies specifically reviewed are finally determined to have a weighted average dumping rate greater than the rate paid by the Company, the Company may be required to pay ADD’s in the amount of the difference.

With respect to the Company’s payment of CVD’s during the period of administrative review, the Company may receive a refund of some or all of the CVD’s paid if the CVD rate paid by the Company is greater than the CVD rate finally determined in the administrative review of subsidies during the period of review. If in the administrative review of subsidies during the period of review, the CVD rate is finally determined to be greater than the CVD rate paid by the Company, the Company may be required to pay CVD’s in the amount of the difference.

As of this time, the Company has no way to determine whether administrative reviews will increase or decrease the amount of ADD and CVD required to be deposited. Beginning in the second quarter of 2007, both the CVD and ADD orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur.

In September 2003, NAFTA indicated the ITC’s determination on “threat of material injury in the future” as a result of the expiration of the Softwood Lumber Agreement was not properly supported by substantial written evidence and returned the case to the ITC, ordering it to re-evaluate the evidence and issue a new determination. The DOC issued an amended determination to the NAFTA panel on January 12, 2004, revising its methodology and reducing the CVD rate to 13.23 percent from 18.79 percent. There can be no certainty that this new methodology and rate calculation will be accepted by the NAFTA panel or that the DOC will not appeal the original NAFTA panel ruling. In addition, the DOC’s response to prior rulings has led to the recalculation of antidumping duties, with a slight decrease to the Company’s ADD rate. The Company continues to make deposits at the 27.22 percent rate.

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

On January 12, 2004, the Canadian provincial governments announced their opposition to a proposal developed by the Canadian and U.S. federal governments to end the assessment of tariffs on Canadian lumber imports. The proposal would have dropped the tariffs in exchange for a quota system that would have reduced Canada’s access to the U.S. lumber market from current levels.

Various NAFTA and WTO rulings have been issued to date, and several of these rulings are subject to further appeals. In the event that final rates differ from the depository rates, ultimate costs may be higher or lower than those recorded to date. The ultimate outcome or effect of NAFTA and WTO reviews, or whether a settlement between the Canadian and U.S. governments may be reached, cannot be predicted.

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (the “Plan”) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. Because the first 200,000 cubic meters of AAC are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s existing annual allowable cut. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC. The effect, if any, on the Company’s financial position and results of operations cannot be determined at this time. The Company will record the effects of the Plan at the time the amounts to be recorded are determinable.

Environmental Matters

The Company is currently participating in the investigation and environmental remediation of several sites where the Company currently conducts or previously conducted business. The ultimate costs to the Company for the investigation, remediation and monitoring of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable within a range of amounts. The minimum amount in the range is accrued when no estimate within the range is better than another. As additional information becomes known, it is at least reasonably possible that a change in the estimated liabilities accrued will occur in the near term. Remediation costs incurred are charged against the reserves and the Company has assumed it will bear the entire cost of remediation at these sites.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site and surrounding area at Port Gamble, Washington. The Company is responsible for environmental remediation costs related to five landfills used by the Company that contain wood debris and industrial wastes. WDOE also requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. The Company completed the bay sediment characterization during 2002 and, in the second quarter of 2003, submitted a corrective action plan related to the wood waste accumulation in the bay. Remediation dredging was conducted in 2003 as part of the corrective action. The Company expects to receive approval of the corrective action plan from WDOE in 2004. As of

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, the Company’s remediation efforts for four of the five landfills have been completed. The remaining landfill remediation work will be completed in 2004. The Company expects to receive “no further action” letters from WDOE for all the landfills in 2004. The reserve balance for this site was $0.8 million at December 31, 2003, representing the low end of the range of estimated future remediation and monitoring costs at this site. Remediation costs charged to the reserve in 2003 totaled $1.1 million. The Company expects the remaining remediation costs to be incurred in 2004 and expects to incur monitoring costs through 2013.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to prepare a remediation plan for this pond. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company is working with British Columbia’s Ministry of Land, Water and Air Protection to develop an appropriate remediation plan, with site testing and partial dredging completed in the third quarter of 2003. The reserve balance was $1.7 million at December 31, 2003. Remediation costs charged to the reserve in 2003 totaled $0.4 million and the reserve was reduced $0.3 million to incorporate new information on this site concerning remediation alternatives. The Company expects the majority of future remediation costs to be incurred in 2004 through 2007.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site in St. Helens, Oregon, formerly owned by the Company required further action. The Company is currently participating in the investigation phase of this site. The remediation reserve balance for this site was $3.7 million at December 31, 2003, representing the low end of the range of estimated future remediation and monitoring costs at this site. The reserve is for the estimated costs of soil and groundwater remediation and post remediation monitoring costs. Remediation related costs charged to the reserve in 2003 totaled $0.1 million and the reserve was increased $0.1 million to reflect updates on prior cost estimates. The Company currently expects the majority of the remediation costs to be incurred in 2006, with post remediation monitoring costs to begin in 2007 and to continue for 15 to 20 years.

The Company tendered the defense of certain environmental claims to a number of insurance carriers that issued comprehensive general liability policies to the Company from the 1940’s to 1992. As of June 30, 2003, the Company concluded settlements with these insurance carriers, on either a site-specific or full policy release basis. The Company collected $5.3 million in settlements in 2003, of which $3.0 million was not previously recorded as a receivable.

Labor Relations

Most of the Company’s hourly employees are covered under collective bargaining agreements. In 2003, the Company negotiated Memorandum of Agreements with the Canadian unions at the Castlegar sawmill and Arrow Lakes forestry division. The Company is currently in negotiations with Canadian unions in Midway, Grand Forks and Boundary covering approximately 380 employees. The Company believes its labor relations are good and expects to complete negotiations in 2004.

12. Acquisition

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

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The following unaudited pro forma information for the year ended December 31, 2001 gives effect to the transaction as if the Mackenzie purchase had occurred as of the beginning of the year after giving effect to certain adjustments. The pro forma information is not necessarily indicative of what the actual operating results would have been had the transaction occurred at the beginning of the year and does not purport to indicate future results of operations. In addition, the pro forma information does not reflect any cost savings or other synergies resulting from the transaction.

2001
(thousands except per share, unaudited)
Revenues	$549,824
Net loss	(28,254)
Basic and diluted net loss per share	(1.71)

13. Segment Information

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

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

The accounting policies of the operating segments are the same as those described in Note 1. Accounting Policies. The Company evaluates performance based on operating income or loss before interest and income taxes. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	2003	2002	2001
	(thousands)
Revenues
Pulp	$369,878	$322,941	$291,105
Wood Products
Lumber	214,342	190,918	177,865
Chips, logs and other	28,459	32,474	30,257

Total Wood Products	242,801	223,392	208,122

	$612,679	$546,333	$499,227

Loss before income taxes
Pulp	$(7,942)	$(21,297)	$(18,350)
Wood Products	(1,531)	17,157	(985)
General Corporate	(9,578)	(10,365)	(11,046)

Operating loss	(19,051)	(14,505)	(30,381)
Interest expense, net	(21,389)	(17,586)	(12,563)

Loss before income taxes	$(40,440)	$(32,091)	$(42,944)

Depreciation and amortization
Pulp	$28,933	$26,719	$22,767
Wood Products	7,760	7,250	7,122
General Corporate	1,478	1,362	951

	$38,171	$35,331	$30,840

Total assets at year-end
Pulp	$394,118	$366,919	$378,723
Wood Products	97,207	93,667	110,010
General Corporate	48,237	43,802	50,744

	$539,562	$504,388	$539,477

Capital expenditures
Pulp	$12,950	$12,732	$12,194
Wood Products	4,090	2,837	5,036
General Corporate	1,530	1,764	1,622

	$18,570	$17,333	$18,852

Revenues by geographic region(2)
United States	$303,962	$259,783	$257,872
Europe	158,904	129,567	105,990
Other	149,813	156,983	135,365

	$612,679	$546,333	$499,227

Properties by geographic region
United States	$74,371	$81,426	$89,674
Canada	260,637	222,921	228,387

	$335,008	$304,347	$318,061

(2)	Revenues are reported by the location of the customer.

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

14. Quarterly Information (Unaudited)

The following quarterly information is unaudited, but includes all adjustments which management considers necessary for a fair representation of such information. For interim quarterly statements, income taxes were estimated using the best available information for projected results for the entire year. Gross profit is revenues less cost of sales.

	Quarter				Year
	First	Second	Third	Fourth
	(thousands except per share)
2003
Revenues	$148,226	$140,445	$169,043	$154,965	$612,679
Gross profit (loss)	741	(372)	5,267	1,447	7,083
Net loss	(7,647)	(6,791)	(4,687)	(5,687)	(24,812)

Per Common Share
Basic and diluted net loss	$(.49)	$(.43)	$(.30)	$(.36)	$(1.59)
Dividends	.08	.08	.08	.08	.32
Stock Price
High	15.06	13.61	16.24	18.07	18.07
Low	9.92	10.45	10.66	13.10	9.92

2002
Revenues	$125,503	$143,919	$138,555	$138,356	$546,333
Gross profit (loss)	1,265	11,043	5,596	(6,819)	11,085
Net income (loss)	(5,754)	260	(3,577)	(11,879)	(20,950)

Per Common Share
Basic and diluted net income (loss)	$(.37)	$.02	$(.23)	$(.76)	$(1.34)
Dividends	.15	.15	.15	.15	.60
Stock Price
High	15.82	18.75	19.09	14.37	19.09
Low	13.21	13.37	11.40	9.50	9.50

In the first quarter of 2002, the Company included $2.9 million of charges for lumber import duties and a credit of $7.2 million for the reversal of duties accrued in 2001. The 2002 second quarter included $1.2 million of charges for duties and a credit of $8.4 million for the reversal of charges accrued in 2001 and a credit of $2.9 million for charges accrued in the first quarter of 2002. The 2002 third and fourth quarters included charges for duties of $6.7 million and $6.2 million, respectively. The total impact from duties in 2002 was a net reversal of $1.5 million, including current year charges of $14.1 million, net of $15.6 million of credits related to the reversal of charges accrued in 2001.

In the fourth quarter of 2002, the Company reduced its reserves for environmental remediation liabilities by $2.6 million, based on new information and updates on prior cost estimates, and reduced its related receivable from insurance carriers by $0.9 million, for a net reduction to selling, general and administrative costs of $1.7 million. The Company also recognized a $1.0 million charge to settle litigation with the U.S. government.

In the first quarter of 2003, the Company’s Board of Directors decreased the quarterly dividend from 15 cents per share to 8 cents per share due to continued losses through 2002 resulting from the extended economic downturn and the burden of lumber import duties. The Company also recorded a gain of $0.9 million related to the sale of excess land at the Harmac pulp mill site.

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements—(Continued)

In the second quarter of 2003, the Company recorded $0.4 million of additional costs associated with former diaper business facilities, $0.4 million of bad debt reserves related to the insolvency of a pulp broker and a $0.2 million increase in reserves for environmental remediation costs and litigation claims. The Company also collected a $3.0 million settlement from an insurance carrier which was not previously recorded as a receivable.

In the fourth quarter of 2003, the Company recorded increases in the income tax benefit of $0.8 million for an adjustment of deferred federal income tax reserves and $0.9 million for tax rate differences on the carryback of 2002 Canadian tax losses and recognition of research and experimentation tax credits.

In 2003, the Company incurred lumber import duty charges of $6.4 million, $6.9 million, $8.8 million and $7.3 million for the first, second, third and fourth quarters, respectively, for a total charge of $29.4 million.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Pope & Talbot, Inc.:

We have audited the accompanying consolidated balance sheets of Pope & Talbot, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Pope & Talbot, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 22, 2002.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope & Talbot, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Portland, Oregon

January 21, 2004

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

During the Company’s fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through the date of Andersen’s dismissal, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The Company has not been able to obtain, after reasonable efforts, the written consent of Andersen to the incorporation by reference in the Company’s previously filed Form S-8 Registration Statements of Andersen’s report on the 2001 financial statements included in this annual report, as required by the Securities Act of 1933. Therefore, in reliance on Rule 437a promulgated under the Securities Act of 1933, the Company has dispensed with the requirement to file a written consent from Andersen with this annual report. The previously filed Form S-8 Registration Statements relate to the Company’s employee and director stock option plans. As a result, the ability of persons who exercise options under those plans to assert claims against Andersen may be limited. Because the Company has not been able to obtain the written consent of Andersen, such persons will not be able to recover against Andersen under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in Andersen’s report or the financial statements covered thereby or any omissions to state a material fact required to be stated therein.

Item 9A. Controls and Procedures

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

Change in Internal Controls

There was no change in the Company’s internal control over financial reporting during the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10. Directors and Executive Officers

The information required by Item 10 of Part III is presented as a separate item entitled “Executive Officers of the Registrant Who are Not Directors” in Part I, Item 4 of this Report on Form 10-K and under the items entitled “Certain Information Regarding Directors and Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 2004. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled “Director Remuneration” and “Executive Compensation and Other Information” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 2004. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of Part III is presented under the items entitled “Security Ownership of Management,” “Beneficial Ownership of Over 5 percent of Pope & Talbot Common Stock,” and “Equity Compensation Plan Information” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 2004. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Part III is presented under the item entitled “Ratification of Selection of Independent Public Accountants” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 2004. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

(a)(2) Schedules

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the related schedule, or because the information required is included in the financial statements and notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this annual report.

Exhibit No.

2.1.	Purchase and Sale Agreement dated March 29, 2001 among Norske Skog Canada Limited, Norske Skog Canada Pulp Operations Limited, Pope & Talbot Ltd., Pope & Talbot, Inc., and Norske Skog Canada Mackenzie Pulp Limited (Incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the SEC on May 8, 2001 (SEC File No. 1-7852)).

3.1.	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 3, 2003 (SEC file No. 1-7852)).

3.2.	Bylaws. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 24, 2000 (SEC File No. 1-7852)).

4.1.	Indenture, dated June 2, 1993, between the Company and Chemical Trust Company of California as Trustee with respect to the Company’s 8 3/8% Debentures due 2013. (Incorporated herein by reference to Exhibit 4.1 to the Company’s registration statement on Form S-3 filed with the SEC on April 6, 1993 (SEC File No. 33-60640)).

4.2.	Rights Agreement, dated as of April 3, 1998, between the Company and Chase Mellon Shareholder Services, L. L. C., as rights agent. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 1998 (SEC File No. 1-7852)).

4.3.	Amended and Restated Participation Agreement dated as of December 27, 2001 among the Company, SELCO Service Corporation, the Note Purchasers named therein, Wilmington Trust Company and First Security Bank, National Association. (Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC file No. 1-7852)).

Exhibit No.

4.4.	Amended and Restated Facility Lease between the Company and Wilmington Trust Company dated December 27, 2001. (Incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC file No. 1-7852)).

4.5.	Amendment dated December 13, 2002 to Amended and Restated Facility Lease between the Company and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 3, 2003 (SEC file No. 1-7852)).

4.6.	Indenture dated July 30, 2002, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, with respect to the Company’s 8 3/8% Senior Notes due 2013. (Incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002 (SEC File No. 1-7852)).

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of agreements relating to other long-term debt.

10.1.	Executive Compensation Plans and Arrangements

10.1.1.	Employee Stock Option Plan, as amended April 26, 2001. (Incorporated herein by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC file No. 1-7852)).

10.1.2.	Executive Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the SEC on March 31, 1993 (SEC File No. 1-7852)).

10.1.3.	Deferral Election Plan. (Incorporated herein by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 filed with the SEC on March 31, 1993 (SEC File No. 1-7852)).

10.1.4.	Supplemental Executive Retirement Income Plan. (Incorporated herein by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 filed with the SEC on March 25, 1991 (SEC File No. 1-7852)).

10.1.5.	Form of Severance Pay Agreement among the Company and certain of its executive officers. (Incorporated herein by reference to Exhibit 10.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File No. 1-7852)).

10.1.6.	1996 Non-Employee Director Stock Option Plan, as amended April 26, 2001. (Incorporated herein by reference to Exhibit 10.1.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC File No. 1-7852)).

10.1.7.	Special Non-Employee Director Stock Retainer Fee Plan. (Incorporated herein by reference to Exhibit 99.5 to the Company’s Form S-8 filed with the SEC on February 22, 1999 (SEC File No. 333-72737)).

10.1.8.	Split Dollar Life Insurance Agreement between the Company and Maria M. Pope, as trustee of the Pope Grandchildren’s Trust, dated December 21, 1999. (Incorporated herein by reference to Exhibit 10.1.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 24, 2000 (SEC File No. 1-7852)).

10.1.9.	Restricted Stock Award Agreement entered into on April 26, 2001 effective as of September 9, 1999 between the Company and Michael Flannery. (Incorporated herein by reference to Exhibit 10.1.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC File No. 1-7852)).

Exhibit No.

10.2.	Lease agreement between the Company and Shenandoah Development Group, Ltd., dated March 14, 1998, for Atlanta diaper mill site as amended September 1, 1988 and August 30, 1989. (Incorporated herein by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990, filed with the SEC on March 25, 1991 (SEC File No. 0-928)).

10.3.	Lease agreement between the Company and Shenandoah Development Group, Ltd., dated July 31, 1989, for additional facilities at Atlanta diaper mill as amended August 30, 1989 and February 1990. (Incorporated herein by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990, filed with the SEC on March 25, 1991 (SEC File No. 0-928)).

10.4.	Province of British Columbia Tree Farm License No. 8, dated March 1, 1995. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 13, 1996 (SEC File No. 1-7852)).

10.5.	Province of British Columbia Tree Farm License No. 23, dated March 1, 1995. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 13, 1996 (SEC File No. 1-7852)).

10.6.	Province of British Columbia Forest License A18969, dated December 1, 1993. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 13, 1996 (SEC File No. 1-7852)).

10.7.	Amended and Restated Credit Agreement dated June 6, 2003, between the Company and Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Western Bank. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on July 31, 2003 (SEC File No. 1-7852)).

10.8.	First Amending Agreement to Amended and Restated Credit Agreement dated June 6, 2003 between the Company and Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Western Bank dated July 23, 2003.

10.9.	Second Amending Agreement to Amended and Restated Credit Agreement dated June 6, 2003 between the Company and Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Western Bank dated October 30, 2003.

10.10.	Third Amending Agreement to Amended and Restated Credit Agreement dated June 6, 2003 between the Company and Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Western Bank dated December 19, 2003.

21.1.	List of subsidiaries.

23.1.	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On October 23, 2003, the Company filed a Form 8-K to furnish the Securities and Exchange Commission its earnings release announcing third quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 12th day of March, 2004.

POPE & TALBOT, INC.

By:	/s/ MICHAEL FLANNERY
Michael Flannery Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2004, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ MICHAEL FLANNERY Michael Flannery	Chairman of the Board, President and Chief Executive Officer

/s/ GORDON P. ANDREWS Gordon P. Andrews	Director

/s/ DAVID J. BARRAM David J. Barram	Director

/s/ CHARLES CROCKER Charles Crocker	Director

/s/ LIONEL G. DODD Lionel G. Dodd	Director

/s/ ROBERT G. FUNARI Robert G. Funari	Director

/s/ KENNETH G. HANNA Kenneth G. Hanna	Director

/s/ ROBERT STEVENS MILLER, JR. Robert Stevens Miller, Jr.	Director

/s/ PETER T. POPE Peter T. Pope	Director

/s/ RICHARD K. ATKINSON Richard K. Atkinson	Vice President and Chief Financial Officer

/s/ GERALD L. BRICKEY Gerald. L. Brickey	Controller