Form 10-Q
period 2004-03-31
POPE & TALBOT INC /DE/
filed 2004-05-03
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common stock, $1 par value – 15,765,529 shares as of April 26, 2004.

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

POPE & TALBOT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
	(thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,192	$4,082
Short-term investments	101	101
Restricted cash	—	5,000
Accounts receivable	66,465	54,162
Inventories	105,046	100,701
Prepaid expenses	8,223	10,350
Deferred income taxes	4,748	4,744

Total current assets	197,775	179,140
Properties:
Plant and equipment	686,520	690,638
Accumulated depreciation	(370,739)	(363,964)

	315,781	326,674
Land and timber cutting rights	8,197	8,334

Total properties, net	323,978	335,008
Other assets:
Deferred income tax assets, net	11,460	6,686
Prepaid pension costs	8,021	8,245
Other	10,529	10,483

Total other assets	30,010	25,414

	$551,763	$539,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,336	$5,079
Accounts payable	50,848	49,434
Accrued payroll and related taxes	23,090	19,316
Other accrued liabilities	25,089	15,896

Total current liabilities	104,363	89,725
Long-term liabilities:
Long-term debt, net of current portion	248,787	244,143
Other long-term liabilities	58,711	59,229

Total long-term liabilities	307,498	303,372
Stockholders’ equity:
Preferred stock	—	—
Common stock	17,208	17,208
Additional paid-in capital	66,380	67,811
Retained earnings	74,548	79,083
Accumulated other comprehensive income (loss)	3,918	6,527
Common stock held in treasury, at cost	(22,152)	(24,164)

Total stockholders’ equity	139,902	146,465

	$551,763	$539,562

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2004	2003
	(thousands except per share)
Revenues:
Pulp	$109,141	$93,392
Wood products	68,181	54,834

Total	177,322	148,226
Costs and expenses:
Cost of sales:
Pulp	105,914	90,210
Wood products	63,912	57,275
Selling, general and administrative	7,579	6,892

	177,405	154,377

Operating income (loss)	(83)	(6,151)
Interest expense, net	(5,294)	(5,263)

Loss before income taxes	(5,377)	(11,414)
Income tax benefit	2,097	3,767

Net loss	$(3,280)	$(7,647)

Basic and diluted net loss per share	$(.21)	$(.49)

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2004	2003
	(thousands)
Cash flow from operating activities:
Net loss	$(3,280)	$(7,647)
Noncash charges (credits):
Depreciation and amortization	9,875	9,819
Gain on sale of property and equipment	—	(926)
Deferred tax provision	(4,198)	(5,540)
Decrease (increase) in working capital:
Accounts receivable	(11,869)	(13,035)
Inventories	(5,572)	2,660
Prepaid expenses and other assets	155	1,900
Accounts payable and accrued liabilities	15,125	(785)
Income taxes payable	1,831	1,426
Other, net	(286)	(1,248)

Net cash provided by (used for) operating activities	1,781	(13,376)

Cash flow from investing activities:
Restricted cash	5,000	—
Capital expenditures	(3,057)	(2,161)
Proceeds from sale of properties and equipment	3	951

Net cash provided by (used for) investing activities	1,946	(1,210)

Cash flow from financing activities:
Net borrowings under revolving credit lines	7,821	21,502
Repayment of long-term debt	(2,065)	(1,938)
Exercise of stock options	559	15
Cash dividends	(1,255)	(1,251)

Net cash provided by financing activities	5,060	18,328

Effect of exchange rate on cash	323	73
Increase in cash and cash equivalents	9,110	3,815
Cash and cash equivalents at beginning of period	4,082	4,240

Cash and cash equivalents at end of period	$13,192	$8,055

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Effective income tax rates for interim periods are based on the current best estimate of taxable earnings for the full year. This rate is applied to year-to-date income or loss at the end of each quarter. Results for the first three months of the year may not necessarily be indicative of the results that may be expected for the full year.

The balance sheet at December 31, 2003 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications have been made to the prior year’s data to conform to the current year’s presentation. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Net Income (Loss) Per Share

Earnings per share

The computation of basic earnings per share is based on net income or loss and the weighted average number of common shares outstanding during each period. The weighted average shares outstanding for the three months ended March 31, 2004 and 2003 were 15,677,000 and 15,618,000, respectively. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. For the first quarter of 2004 and 2003, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted were the same.

Company stock options were not included in the computation of diluted earnings per share because the impact of their inclusion would be antidilutive as a result of the Company being in a loss position. Stock options, with prices ranging from $5.25 to $30.38 per share, averaged 1,495,000 and 1,524,000 for the three months ended March 31, 2004 and 2003, respectively.

Stock-Based Compensation

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company has retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations for stock options. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three months ended March 31,
	2004	2003
	(thousands except per share)
Net loss, as reported	$(3,280)	$(7,647)
Stock-based employee compensation expense included in net loss, net of related tax effects	13	10
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(114)	(178)

Pro forma net loss	$(3,381)	$(7,815)

Basic and diluted net loss per share:
As reported	$(.21)	$(.49)
Pro forma	$(.22)	$(.50)

The Company has followed the practice of using treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to a stock option plan, the difference between the exercise price and the cost of treasury shares is recorded as an increase or decrease to additional paid-in capital.

To calculate stock-based employee compensation expense under SFAS No. 123, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: risk-free interest rates of 4.6 and 3.4 percent; dividend yields of 3.6 and 4.1 percent; and expected volatility of 46 percent for both periods. Expected option lives of six years were assumed.

3.	Receivables

The Company has entered into a Receivable Purchase Agreement with a financial institution to sell at its option up to $30 million of qualifying accounts receivable on a revolving basis. At March 31, 2004 and December 31, 2003, accounts receivable totaling $28.7 million and $27.6 million, respectively, were excluded from accounts receivable in the accompanying Consolidated Balance Sheets. The proceeds available under this program are subject to change based on the level of eligible receivables and restrictions on the concentrations of receivables. The costs under this program vary based on changes in interest rates (LIBOR) and are included in selling, general and administrative expenses.

4.	Inventories

	March 31, 2004	December 31, 2003
	(thousands)
Pulp	$30,909	$33,350
Lumber	20,034	16,244
Saw logs	21,967	19,663
Pulp logs, chips and sawdust	12,223	11,021
Chemicals and supplies	21,678	21,871
LIFO reserve	(1,765)	(1,448)

	$105,046	$100,701

Interim LIFO calculations require the estimation of the Company’s year-end inventory quantities and costs. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year. The portion of inventories determined using the last-in, first-out (LIFO) method are reflected in the above table at an aggregate of $25.4 million and $20.6 million using the average cost method, at March 31, 2004 and December 31, 2003, respectively.

5.	Debt

The Company’s $15 million U.S. revolving line of credit agreement expired in March 2004 and was replaced by a three-year revolving line of credit agreement with another U.S. bank. The agreement provides for maximum borrowings of $25 million and is secured by certain accounts receivable and inventories. The agreement expires in March 2007 and contains financial covenants, including maximum leverage ratios, net worth tests and maximum capital expenditures. The interest rate associated with the U.S. revolving credit agreement is based, at the option of the Company, on specified market rates plus a margin based on the Company’s debt ratio, as defined.

6.	Pension and Other Postretirement Plans

The components of net periodic benefit cost related to Company administered plans for the three-month periods ended March 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(thousands)
Components of net periodic benefit cost:
Service cost	$803	739	$288	$194
Interest cost	1,606	1,507	576	424
Expected return on plan assets	(1,615)	(1,446)	—	—
Amortzation of prior service cost	54	51	(14)	—
Amortzation of transition amounts	(3)	(3)		—
Recognized net actuarial gain	212	200	185	142

Net periodic benefit cost	$1,057	$1,048	$1,035	$760

7.	Segment Information

The Company classifies its business into two operating segments: pulp and wood products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was as follows:

	Three months ended March 31,
	2004	2003
Income (loss) before income taxes
Pulp	$162	$182
Wood Products	2,988	(3,650)
General Corporate	(3,233)	(2,683)

Total operating loss	(83)	(6,151)
Interest expense, net	(5,294)	(5,263)

	$(5,377)	$(11,414)

8.	Legal Matters and Contingencies

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

In March 2002, the DOC announced revised import duty rates of 19.34 percent and 9.67 percent, respectively in the CVD and ADD cases. The DOC also determined that there would be no retroactive application of the CVD prior to August 17, 2001. In May 2002, the ITC finalized its determination of a threat of material injury from Canadian softwood lumber imports, but also determined to impose ADD and CVD only on shipments into the United States on or after May 22, 2002. Also in May 2002, the DOC finally determined the CVD deposit rate to be 18.79 percent and the ADD deposit rate applicable to the Company to be 8.43 percent, resulting in a combined duty deposit rate of 27.22 percent on the Company’s lumber imports from May 22, 2002 to the present time.

On May 22, 2002, the Company began expensing and making cash deposits of import duties at the 27.22 percent deposit rate, and incurred duties of $14.1 million in the balance of 2002, $29.4 million in 2003 (including $6.4 million in the first quarter of 2003), and $8.9 million in the first quarter of 2004. Accordingly, the Company has made total cash deposits of $52.4 million with respect to lumber imported into the U.S. from May 22, 2002 through March 31, 2004.

The rulings of the ITC and the DOC have been appealed by Canadian authorities to panels under the North American Free Trade Agreement (NAFTA) and of the World Trade Organization (WTO). In a decision dated April 19, 2004, a NAFTA panel ruled that the ITC’s determination of a “threat of material injury” from subsidized and dumped imports of Canadian softwood lumber is not in accordance with law and not supported by substantial evidence, and remanded the case to the ITC for further proceedings consistent with the panel’s findings. A final decision by this NAFTA panel against the ITC would have the effect of invalidating the duties on Canadian softwood lumber and requiring the refund of all duties deposited to date. Any final decision could be subject to extraordinary appeals by the U.S. government. Two other NAFTA panels have been reviewing the DOC’s determinations regarding the ADD deposit rate and the CVD deposit rate, respectively. In response to decisions of these NAFTA panels, the DOC has preliminarily redetermined the CVD deposit rate, adjusting it down from 18.79 percent to 13.23 percent, and the ADD deposit rate, adjusting it from 8.43 percent to 8.85 percent. However, these adjusted rates are subject to further NAFTA panel reviews and will not be implemented until completion of the respective NAFTA proceedings.

Under U.S. law, the ADD and CVD deposit rates were determined based on historical government subsidies and dumping practices, but the final rates for duties payable on imports during any particular period must be based on government subsidies and dumping during that period. Accordingly, in June 2003, the DOC began conducting administrative reviews to determine the CVD and ADD rates to be applied retroactively to Canadian lumber imports during the initial period of review, consisting of the period from May 22, 2002 to March 31, 2003. Similar administrative reviews will be conducted for each subsequent 12-month period. Depending on the results of the administrative reviews, the Company may receive refunds of excess CVD and ADD deposits or be required to make additional CVD and ADD payments. DOC’s finally determined CVD and ADD rates in any administrative review then become the new deposit rates for subsequent lumber imports. Decisions by the DOC in these administrative reviews will also be subject to potential appeals to NAFTA and WTO panels. Preliminary determinations by DOC on the initial administrative reviews are expected by June 1, 2004.

As of this time, the Company cannot determine the impact the administrative reviews will have on the ADD and CVD rates. Beginning in the second quarter of 2007, both the CVD and ADD orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur.

Various NAFTA and WTO rulings, including those discussed above, have been issued to date, but none of these rulings have become final. In the event that final rates differ from the current combined 27.22 percent deposit rate, ultimate costs will be higher or lower than those recorded to date. The ultimate outcome or effect of NAFTA and WTO reviews, or whether a settlement between the Canadian and U.S. governments may be reached, cannot be predicted.

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (the “Plan”) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. Because the first 200,000 cubic meters of allowable annual cut (AAC) are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s existing annual allowable cut. The Company expects the reductions in its AAC can be made up through market purchases of logs. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC. The effect, if any, on the Company’s financial position, liquidity or results of operations cannot be determined at this time. The Company will record the effects of the Plan at the time the amounts to be recorded are determinable. In addition, the Crown is expected to introduce a market-based timber pricing system for stumpage fees in the British Columbia interior by the end of 2004. It is not known when that change will be implemented, or the extent to which the stumpage fees paid by the Company’s Canadian lumber operations will increase or decrease.

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

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site and surrounding area at Port Gamble, Washington. The Company is responsible for environmental remediation costs related to five landfills used by the Company that contain wood debris and industrial wastes. As of March 31, 2004, the Company’s remediation efforts for four of the five landfills have been completed. The remaining landfill remediation work will be completed in 2004, and the Company expects to receive “no further action” letters from WDOE for all the landfills in 2004. WDOE also requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. The Company completed the bay sediment characterization during 2002 and, in the second quarter of 2003, submitted a corrective action plan related to the wood waste accumulation in the bay. Remediation dredging was conducted in 2003 as part of the corrective action. The Company received approval of the corrective action plan from WDOE in April 2004. The reserve balance for this site was $0.7 million at March 31, 2004. Remediation costs charged to the reserve in first quarter of 2004 totaled $0.1 million. The Company expects the remaining remediation costs to be incurred in 2004 and expects to incur monitoring costs through 2013.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to prepare a remediation plan for this pond. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company is working with British Columbia’s Ministry of Land, Water and Air Protection to develop an appropriate remediation plan, with site testing and partial dredging at the pond completed in the third quarter of 2003. The reserve balance was $1.6 million at March 31, 2004, representing the low end of the range of estimated remediation costs. Remediation costs charged to the reserve in first quarter of 2004 totaled $0.1 million. The Company expects the remaining remediation costs to be incurred in 2004 through 2007.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site in St. Helens, Oregon, formerly owned by the Company required further action. The Company is currently participating in the investigation phase of this site. The remediation reserve balance for this site was $3.7 million at March 31, 2004, representing the low end of the range of estimated future remediation and monitoring costs at this site. The reserve is for the estimated costs of soil and groundwater remediation and post remediation monitoring costs. The Company currently expects the majority of the remediation costs to be incurred in 2006, with post remediation monitoring costs to begin in 2007 and to continue for 15 to 20 years.

Benefit Plans

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was enacted. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Due to uncertainties in determining the impact the Act could have to the Company’s accumulated postretirement obligation and net periodic postretirement benefit cost, the consolidated financial statements do not reflect the effect the Act may have on the Company’s postretirement plans for its U.S. employees. Upon resolution of such uncertainties, which include the current lack of regulatory guidance, the Company will recognize the effects of the Act, which are not expected to be material.

Other Litigation

In addition to the matters discussed above, the Company is a party to other legal proceedings generally incidental to the business. Although the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty, the Company believes that any ultimate outcome resulting from these proceedings would not have a material effect on its financial position, liquidity or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company experienced an improvement in the market prices for pulp and lumber during the first quarter of 2004, but continued to be adversely affected by the effect of import duties on Canadian softwood lumber as well as a weaker U.S. dollar as compared to the first quarter of 2003. A weakening U.S. dollar increases the Company’s reported pulp and wood products manufacturing costs that are incurred primarily in Canadian dollars. The Company lost $3.3 million in the first quarter of 2004 on revenues of $177.3 million, compared with a net loss of $7.6 million in the first quarter of 2003 on revenues of $148.2 million and a net loss of $5.7 million in the fourth quarter of 2003 on revenues of $155.0 million. Basic and diluted net loss per share was $0.21 for the first quarter of 2004, $0.49 for the first quarter of 2003 and $0.36 for the fourth quarter of 2003.

Prices for both of the Company’s products were up significantly in the first quarter of 2004 compared with the same period of 2003. The continuing low interest rate environment and strong home building activity led to higher demand for wood products. Average lumber price realizations in the first quarter of 2004 were 30 percent higher than the first quarter of 2003. Market demand for pulp also remained strong, particularly in southeast Asia, China and Japan. Average pulp price realizations in 2004 were 19 percent higher than in the same period a year ago. Sales volumes for both products were down slightly in 2004 compared with the first quarter of 2003.

The average Canadian to U.S. dollar exchange rate in the first quarter of 2004 was 15 percent higher than in the first quarter of 2003, and essentially unchanged from the fourth quarter of 2003. While pulp and lumber sales are made primarily in U.S. dollars, the majority of the Canadian subsidiaries’ expenses are in Canadian dollars. The Company estimates that the change in the Canadian to U.S. dollar exchange rate between the two periods increased first quarter 2004 reported cost of goods sold by approximately $14 million.

Lumber import duties totaled $8.9 million in the first quarter of 2004, compared with $6.4 million in the same quarter of 2003. The higher amount reflected higher lumber sales prices in 2004.

Selected Segment Data

	Three months ended March 31,		Three months ended December 31, 2003
	2004	2003
	(thousands)
Revenues
Pulp	$109,141	$93,392	$93,118
Wood products
Lumber	59,743	47,111	53,628
Chips, logs and other	8,438	7,723	8,219

Total wood products	68,181	54,834	61,847

	$177,322	$148,226	$154,965

Operating income (loss)
Pulp	$162	$182	$(3,919)
Wood products	2,988	(3,650)	1,215
General Corporate	(3,233)	(2,683)	(3,423)

Operating income (loss)	$(83)	$(6,151)	$(6,127)

Selected Segment Data- continued

	Three months ended March 31,		Three months ended December 31, 2003
	2004	2003
	(thousands)
Depreciation and amortization
Pulp	$7,652	$7,234	$7,629
Wood products	1,798	2,283	1,926
General Corporate	425	302	458

	$9,875	$9,819	$10,013

EBITDA (A)
Pulp	$7,814	$7,416	$3,710
Wood products	4,786	(1,367)	3,141
General Corporate	(2,808)	(2,381)	(2,965)

	$9,792	$3,668	$3,886

Lumber import duties	$8,900	$6,400	$7,300

Pulp (metric tons)
Sales volume	212,200	216,700	188,700
Average price realization	$514	$431	$494

Lumber (thousand board feet)
Sales volume	147,900	151,400	143,900
Average price realization	$404	$311	$373

(A)	EBITDA equals net loss before income taxes and net interest expense plus depreciation and amortization, and is reconcilable to the Company’s net loss using the depreciation and amortization numbers in the above table and net interest expense and income taxes as indicated in the Consolidated Statement of Operations. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net loss.

Pulp

Revenues from the Company’s Pulp business totaled $109.1 million in the first quarter of 2004 compared with $93.4 million in the same quarter of 2003 and $93.1 million in the fourth quarter of 2003, an increase of 17 percent over both quarters. The increase primarily related to higher prices in the first quarter of 2004. Pulp generated an operating income before corporate expenses, interest and income taxes of $0.2 million in the first quarter of 2004 and 2003, compared with an operating loss of $3.9 million in the fourth quarter of 2003. EBITDA from the Company’s pulp operations totaled $7.8 million in the first quarter of 2004 compared with $7.4 million in the first quarter of 2003 and $3.7 million in the fourth quarter of 2003.

According to RISI World Pulp Monthly, an industry trade publication, the average benchmark list price of NBSK pulp delivered into Northern Europe was $590 per metric ton in first quarter of 2004 compared with $478 per metric ton in the same quarter of 2003 and $552 per metric ton in the fourth quarter of 2003. The Company’s average pulp price for its mix of chip and sawdust pulp was $514 per metric ton in the first quarter of 2004 compared with $431 per metric ton in the first quarter of 2003, an increase of $83 per metric ton, or 19 percent. Compared with an average pulp sales price of $494 per metric ton in the fourth quarter of 2003, the Company’s average pulp sales price improved $20 per metric ton, or four percent in the first quarter of 2004. Total metric tons sold in the first quarter of 2004 decreased two percent to 212,200 compared with 216,700 in the same quarter of 2003. Compared with total metric tons sold of 188,700 in the fourth quarter of 2003, pulp sales volume in the first quarter of 2004 increased 12 percent.

Pulp cost of sales was $105.9 million in the first quarter of 2004, compared with $90.2 million in the same quarter of 2003, an increase of 17 percent, and $93.9 million in the fourth quarter of 2003, an increase of

13 percent. Pulp production totaled 202,400 metric tons in the first quarter of 2004 compared with 205,400 metric tons and 201,700 metric tons in the first and fourth quarters of 2003. As the result of higher prices, no adjustments to pulp inventory carrying values were required at March 31, 2004. Write-downs of pulp inventories totaled $1.5 million at December 31, 2003 and $0.1 million at March 31, 2003. Inventory write-downs reflect the difference between production costs and anticipated sales prices of period-end inventories. Cost of pulp sold in the first quarter of 2004 was reduced by a $1.2 million cash settlement on termination of a transportation contract. Cost of pulp sold in the first quarter of 2003 included a $0.9 million gain on the sale of excess land at the Company’s Harmac pulp mill.

The average cost per metric ton of pulp sold in the first quarter of 2004 increased 20 percent compared with the same period in 2003 and was essentially unchanged compared with the fourth quarter of 2003. A significant factor affecting pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the U.S. dollar relative to the Canadian dollar declined significantly between the first quarter of 2003 and the first quarter of 2004. The Company estimates that the decrease in the average daily U.S. to Canadian dollar exchange rate resulted in an approximately $9.5 million increase in pulp cost of sales, or an 11 percent increase in the average cost per metric ton of pulp sold in the first quarter of 2004. The remaining nine percent increase in pulp cost of sales primarily related to higher fiber costs, which rise and fall with the sales price of pulp, and higher energy costs. In addition, extreme winter weather in British Columbia and performance problems at the Harmac pulp mill resulted in the loss of approximately 7500 metric tons of pulp production and a corresponding increase in the average cost per ton of pulp produced and sold.

Wood Products

Revenues from the Company’s Wood Products business totaled $68.2 million in first quarter of 2004 compared with $54.8 million in the same quarter of 2003, an increase of 24 percent, and $61.8 million in the fourth quarter of 2003, an increase of 10 percent. The increases related primarily to increases in sales prices. Wood Products generated operating income before corporate expenses, interest and income taxes of $3.0 million in the first quarter of 2004, compared with an operating loss of $3.7 million in the same quarter of 2003 and operating income of $1.2 million in the fourth quarter of 2003. EBITDA from Wood Products totaled $4.8 million in the first quarter of 2004 compared with ($1.4) million in the first quarter of 2003 and $3.1 million in the fourth quarter of 2003.

Mill lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $359 per thousand board feet for the first quarter of 2004 compared with $239 per thousand board feet for the first quarter of 2003 and $290 for the fourth quarter of 2003. The Company’s lumber sales prices averaged $404 per thousand board feet in the current quarter, an increase of $93 per thousand board feet, or 30 percent, compared with $311 in the first quarter of last year. Compared with an average lumber sales price of $373 per thousand board feet in the fourth quarter of 2003, the Company’s average lumber sales price improved $31 per thousand board feet, or eight percent, in the first quarter of 2004. Lumber sales volume decreased two percent to 147.9 million board feet in the first quarter of 2004 compared with 151.4 million board feet in the same quarter of 2003 and increased three percent compared with 143.9 million board feet in the fourth quarter of 2003.

Wood Products cost of sales was $63.9 million in the first quarter of 2004 compared with $57.3 million in the same quarter of 2003, an increase of 12 percent, and $59.6 million in the fourth quarter of 2003, an increase of seven percent. Included in cost of sales were lumber import duties of $8.9 million in the first quarter of 2004, $6.4 million in the first quarter of 2003 and $7.3 million in the fourth quarter of 2003. Lumber production totaled 161.2 million board feet in the first quarter of 2004, compared with 165.9 million board feet in the same period of last year and 149.8 million board feet in the fourth quarter of 2003. The average cost per thousand board feet of lumber sold was 14 percent higher in the first quarter of 2004 compared with the same quarter of 2003 and four percent higher compared with the fourth quarter of 2003. The change in the amount of lumber import duties included in cost of sales in 2004 compared with 2003 increased the average cost of lumber sold per thousand board feet by approximately three percent. Another significant factor affecting Wood Products cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The Company estimates that the decrease in the average daily U.S. to Canadian dollar exchange rate between the first quarter of 2003 and the first quarter of 2004 resulted in an approximately $4.9 million increase in Wood Products cost of sales or a 9 percent increase in the average cost per thousand board feet of lumber sold in the first quarter of 2004. The remaining three percent increase in the average cost of lumber sold related primarily to lower volume produced.

Corporate Expenses, Interest and Income Taxes

Selling, general and administrative expenses (SG&A) for the first quarter of 2004 totaled $7.6 million compared with $6.9 million in the same period of 2003 and $7.6 million in the fourth quarter of 2003. SG&A expenses in 2004 increased from the first quarter a year ago due to increases in a number of corporate costs including compensation and benefits, depreciation and banking fees. Net interest expense totaled $5.3 million for the first quarters of 2004 and 2003 and the fourth quarter of 2003.

The Company’s effective tax rate for the first quarter of 2004 was 39 percent compared with 33 percent for the same period of 2003. The Company’s effective tax rate for the year 2003 was 39 percent. Effective income tax rates for interim periods are based on the current best estimate of taxable earnings for the full year. This rate is applied to year-to-date income or loss at the end of each quarter. The Company’s effective tax rate can fluctuate due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income, and, therefore, the effective tax rate for the year 2004 is subject to change.

Liquidity and Capital Resources

Operating Activities

During the first quarter of 2004, net cash provided by operating activities was $1.8 million compared with net cash used for operating activities of $13.4 million in the first quarter of 2003. The increase in net cash provided by operating activities related primarily to higher sales prices for the Company’s products and favorable changes in working capital items in 2004. In the first quarter of 2004, changes in working capital included an increase in accounts receivable of $11.9 million, primarily due to higher product sales prices and volumes compared with the fourth quarter of 2003. Inventories increased $5.6 million primarily due to higher lumber and log inventories. Accounts payable and accrued liabilities increased $15.1 million from year-end 2003, primarily due to higher accruals for payroll and benefits, interest and maintenance expenses.

Significant changes in working capital in the first quarter of 2003 included an increase in accounts receivable of $13.0 million, primarily due to higher pulp prices and an increase in sales volume. Inventories decreased $2.7 million. In addition decreases in prepaid expenses and other assets were mostly offset by increases in accounts payable and accrued liabilities.

Investing Activities

In the first quarter of 2004, the Company’s revolving credit facility with a U.S. bank and its related restricted cash requirement expired. The Company invested $3.1 million in capital projects in the first quarter of 2004 and estimates that total 2004 capital spending will approximate $20 million to $25 million. These capital projects relate primarily to upgrading of existing operations and include a limited number of relatively small, high-return projects. Capital expenditures for the first quarter of 2003 totaled $2.2 million.

Financing Activities

The long-term debt to total capitalization ratio was 64 percent at March 31, 2004 compared with 63 percent at December 31, 2003. At March 31, 2004, the Company was in compliance with all applicable debt covenants, including maximum leverage ratios, net worth tests, minimum interest coverage ratios and minimum liquidity amounts. The debt agreements related to the Company’s 8 3/8% debentures and senior notes do not contain any financial covenants. As of March 31, 2004, Moody’s Investor Service rated the Company’s senior unsecured debt Ba3 with a stable outlook. Standard & Poor’s Rating Services current rating for the Company’s corporate and senior unsecured debt ratings was BB with a negative outlook.

The Company’s $15 million U.S. revolving line of credit agreement expired in March 2004 and was replaced by a three-year revolving line of credit agreement with another U.S. bank. The agreement, expiring in March 2007, provides for maximum borrowings of $25 million and is secured by certain accounts receivable and inventories.

The Company’s Canadian revolving bank line of credit agreement consists of two 364-day extendable revolving credit facilities. The maximum borrowings under one line totals $95.0 million Canadian (approximately $73 million U.S.), and this line is convertible into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $55.0 million Canadian (approximately $42 million U.S.) of revolving borrowings and is convertible into a one-year term loan upon expiration of the revolving credit provisions. The lines expire in June 2004 and are secured by the Mackenzie mill property, plant and equipment and certain inventory and accounts receivable. The Company expects to either extend its Canadian revolving credit facilities prior to their expiration or enter into new credit facilities.

The Company’s ability to borrow additional amounts under its revolving lines of credit at a particular point in time is subject to the amount of cash on hand, the availability of adequate collateral, letters of credit outstanding and compliance with existing financial covenants. As of March 31, 2004, the Company had borrowing capacity under its revolving lines of credit of $56.9 million. The Company expects to meet its cash requirements in 2004 through a combination of cash generated from operations, existing cash balances and existing or future credit facilities or other debt or equity resources.

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

Exchange Rate Fluctuations

Although the Company’s sales are made primarily in U.S. dollars, a substantial portion of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, could adversely affect the Company’s results of operations and cash flows. A substantial portion of the Company’s pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects the Company’s customers’ ability to pay and the Company’s relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on the Company’s business, financial condition and results of operation. For example, a change in the U.S. to Canadian dollar translation rate from 1.31 to 1.30 would increase pre-tax cost of sales as measured in U.S. dollars by an estimated $3.3 million U.S. on an annual basis.

Fees on Lumber Imports into the United States

In May 2002, the ITC imposed duties on certain types of softwood lumber imported into the United States from Canada after determining that imports of certain types of softwood lumber from Canada threatened U.S. softwood lumber mill operators. Based on findings of the DOC regarding subsidies and dumping margins, the ITC’s decision subjects the Company’s imports of certain types of softwood lumber from Canada on or after May 22, 2002 to a total duty rate of 27.22 percent, which has had a material adverse effect on the Wood Products business result of operations. Various NAFTA and WTO rulings have been issued to date in Canada’s appeals of these duties, but none of these rulings have become final. In the event that final rates differ from the depository rates, ultimate costs may be higher or lower than those recorded to date. The ultimate outcome or effect of NAFTA and WTO reviews, or whether a settlement between the Canadian and U.S. governments may be reached, cannot be predicted.

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

Availability and Pricing of Raw Materials

Logs, wood chips and sawdust, the principal raw materials used in the manufacture of the Company’s products, are purchased in highly competitive, price-sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors, many of which are beyond the Company’s control. Such factors include changing environmental and conservation regulations and natural disasters, such as forest fires, wind storms or other extreme weather conditions. A decrease in the supply of logs, wood chips and sawdust can cause higher raw material costs and, as a result, material fluctuations in the Company’s results of operations.

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

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (the “Plan”) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. Because the first 200,000 cubic meters of AAC are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s existing annual allowable cut. The Company expects the reductions in its AAC can be made up through market purchases of logs. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC. In addition, the Crown is expected to introduce a market-based timber pricing system for stumpage fees in the British Columbia interior by the end of 2004. It is not known when that change will be implemented, or the extent to which the stumpage fees paid by the Company’s Canadian lumber operations will increase or decrease. The effect, if any, on the Company’s future supply and cost of logs, chips and sawdust to its Canadian operations cannot be determined at this time.

Net Operating Loss Tax Asset

Management believes that the Company will have sufficient future U.S. taxable income which makes it more likely than not that the net operating loss deferred tax asset will be realized. In making this assessment, the Company has considered the ability to utilize certain tax planning strategies if a net operating loss were to otherwise expire. The realization of the deferred tax asset is not assured and could be reduced in the future if estimates of future taxable income during the carryforward period are reduced or the estimated benefits realizable from tax planning strategies are reduced. The Company’s ability to record tax benefits in full or in part on future U. S. net operating losses is also not assured.

Financial Leverage

The Company’s long-term debt as a percentage of total capitalization at March 31, 2004 was 64 percent. While the Company’s leverage level is not unusual for the forest products and pulp industries, this leverage, or higher leverage if the Company were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Higher levels of leverage may require a substantial portion of the cash flow from operations to satisfy debt service requirements, thereby reducing the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. Higher leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for interest rates relates primarily to short- and long-term debt. The Company’s investment in marketable securities at March 31, 2004 and December 31, 2003 was not significant. The Company’s debt is primarily fixed rate with 20 percent of total debt at variable rates at March 31, 2004, and therefore, net income is not materially affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company’s net investment in Canadian operations. The Company’s net investment in Canadian subsidiaries is not hedged. The net assets of Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $203.2 million at March 31, 2004. The potential change in fair value resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $20.3 million at March 31, 2004. Any gain or loss in fair value would be reflected as a cumulative foreign currency translation adjustment and would not affect cash flows or reported net income or loss of the Company.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries and Canadian dollar denominated intercompany loans made by the parent company. The Company periodically uses foreign exchange contracts to manage a portion of its exposure to foreign currency transactions, but historically has not entered into material currency rate hedges with respect to exposure from its operations in Canada. In addition, Canadian dollar-denominated intercompany loans from the Company to its Canadian subsidiaries have the effect of a hedge against the currency risk on its U. S. dollar-denominated cash and accounts receivable of its Canadian subsidiaries. The notional value of foreign currency exchange contracts outstanding at March 31, 2004 and December 31, 2003 was $12.5 million and $10.0 million, respectively.

The Company utilizes well-defined financial contracts in the normal course of its operations as a means to manage certain commodity price risks. The majority of these contracts are fixed-price contracts for future purchases of energy, primarily natural gas and electricity, which meet the definition of “normal purchases or normal sales” and therefore, are not considered derivative instruments for accounting purposes. There were no contracts outstanding at March 31, 2004 or December 31, 2003 that were considered derivative instruments.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 8. Legal Matters and Contingencies of the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.

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

(b) Reports on Form 8-K

On January 22, 2004, the Company filed a Form 8-K to furnish the Securities and Exchange Commission its earnings release announcing fourth quarter and annual 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC.
Registrant

Date:May 3, 2004
/S/ Richard K. Atkinson
Richard K. Atkinson
Vice President and
Chief Financial Officer