Form 10-Q
period 2004-06-30
POPE & TALBOT INC /DE/
filed 2004-07-30
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Common stock, $1 par value – 15,842,333 shares as of June 30, 2004.

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

POPE & TALBOT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
	(thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,909	$4,082
Short-term investments	101	101
Restricted cash	—	5,000
Accounts receivable	77,192	54,162
Inventories	106,086	100,701
Prepaid expenses	11,181	10,350
Deferred income taxes	4,753	4,744

Total current assets	208,222	179,140
Properties:
Plant and equipment	678,072	690,638
Accumulated depreciation	(370,944)	(363,964)

	307,128	326,674
Land and timber cutting rights	7,968	8,334

Total properties, net	315,096	335,008
Other assets:
Deferred income tax assets, net	9,435	6,686
Prepaid pension costs	7,784	8,245
Other	9,960	10,483

Total other assets	27,179	25,414

	$550,497	$539,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,336	$5,079
Accounts payable	59,582	49,434
Accrued payroll and related taxes	21,766	19,316
Other accrued liabilities	21,132	15,896

Total current liabilities	107,816	89,725
Long-term liabilities:
Long-term debt, net of current portion	240,084	244,143
Other long-term liabilities	57,222	59,229

Total long-term liabilities	297,306	303,372
Stockholders’ equity:
Preferred stock	—	—
Common stock	17,208	17,208
Additional paid-in capital	65,598	67,811
Retained earnings	82,497	79,083
Accumulated other comprehensive income (loss)	(537)	6,527
Common stock held in treasury, at cost	(19,391)	(24,164)

Total stockholders’ equity	145,375	146,465

	$550,497	$539,562

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(thousands except per share)
Revenues:
Pulp	$109,598	$82,551	$218,739	$175,943
Wood Products	83,959	57,894	152,140	112,728

Total	193,557	140,445	370,879	288,671
Costs and expenses:
Cost of sales:
Pulp	95,173	81,350	201,087	171,560
Wood Products	69,258	59,467	133,170	116,742
Selling, general and administrative	9,894	4,650	17,473	11,542

	174,325	145,467	351,730	299,844

Operating income (loss)	19,232	(5,022)	19,149	(11,173)
Interest expense, net	5,106	5,440	10,400	10,703

Income (loss) before income taxes	14,126	(10,462)	8,749	(21,876)
Income tax provision (benefit)	4,915	(3,671)	2,818	(7,438)

Net income (loss)	$9,211	$(6,791)	$5,931	$(14,438)

Basic net income (loss) per share	$.59	$(.43)	$.38	$(.92)

Diluted net income (loss) per share	$.58	$(.43)	$.37	$(.92)

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2004	2003
	(thousands)
Cash flow from operating activities:
Net income (loss)	$5,931	$(14,438)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	18,837	18,957
Gain on sale of property and equipment	(266)	(1,102)
Deferred tax provision	(1,167)	(7,116)
Decrease (increase) in working capital:
Accounts receivable	(23,106)	(1,561)
Inventories	(8,887)	4,979
Prepaid expenses and other assets	(4,529)	1,530
Accounts payable and accrued liabilities	20,357	(985)
Income taxes payable	3,424	(1,309)
Other, net	1,221	(3,303)

Net cash provided by (used for) operating activities	11,815	(4,348)

Cash flow from investing activities:
Restricted cash	5,000	—
Capital expenditures	(10,334)	(7,548)
Proceeds from sale of property and equipment	298	1,219

Net cash used for investing activities	(5,036)	(6,329)

Cash flow from financing activities:
Net borrowings under revolving credit lines	407	15,041
Repayment of long-term debt	(1,919)	(1,807)
Exercise of stock options	1,809	32
Cash dividends	(2,517)	(2,503)

Net cash provided by (used for) financing activities	(2,220)	10,763

Effect of exchange rate on cash	268	493

Increase (decrease) in cash and cash equivalents	4,827	579
Cash and cash equivalents at beginning of period	4,082	4,240

Cash and cash equivalents at end of period	$8,909	$4,819

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

Earnings per share

The computation of basic earnings per share is based on net income or loss and the weighted average number of common shares outstanding during each period. The weighted average shares outstanding for the three months ended June 30, 2004 and 2003 were 15,721,000 and 15,621,000, respectively, and were 15,696,000 and 15,619,000 for the six months ended June 30, 2004 and 2003, respectively. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards which totaled 222,000 and 195,000 for the three and six-month periods ended June 30, 2004, respectively. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $17.20 to $21.06 per share in 2004 and from $5.25 to $30.38 per share in 2003, averaged 46,000 and 1,632,000 for the three months ended June 30, 2004 and 2003, respectively, and 90,000 and 1,578,000 for the six months ended June 30, 2004 and 2003, respectively.

Stock-based Compensation

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company has retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to

Employees,” and its related interpretations for stock options. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(thousands except per share)
Net income (loss), as reported	$9,211	$(6,791)	$5,931	$(14,438)
Stock-based employee compensation expense included in net income (loss), net of related tax effects	26	9	41	19
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(231)	(186)	(369)	(310)

Pro forma net income (loss)	$9,006	$(6,968)	$5,603	$(14,729)

Basic net income (loss) per share:
As reported	$.59	$(.43)	$.38	$(.92)
Pro forma	$.57	$(.45)	$.36	$(.94)

Diluted net income (loss) per share:
As reported	$.58	$(.43)	$.37	$(.92)
Pro forma	$.56	$(.45)	$.35	$(.94)

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

The Company has entered into a Receivable Purchase Agreement with a financial institution to sell at its option up to $30 million of qualifying accounts receivable on a revolving basis. At June 30, 2004 and December 31, 2003, accounts receivable totaling $19.6 million and $27.6 million, respectively, were excluded from accounts receivable in the accompanying Consolidated Balance Sheets. The proceeds available under this program are subject to change based on the level of eligible receivables and restrictions on the concentrations of receivables. The Company is obligated to indemnify the financial institution against any losses on uncollectibility of sold receivables, and has collateralized this indemnity obligation with $10 million of other accounts receivable. The costs under this program vary based on changes in interest rates (LIBOR) and are included in selling, general and administrative expenses.

4.	Inventories

	June 30, 2004	December 31, 2003

	(thousands)
Pulp	$30,148	$33,350
Lumber	21,768	16,244
Saw logs	16,961	19,663
Pulp logs, chips and sawdust	17,628	11,021
Chemicals and supplies	21,478	21,871
LIFO reserve	(1,897)	(1,448)

	$106,086	$100,701

Interim LIFO calculations require the estimation of the Company’s year-end inventory quantities and costs. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year. The portion of inventories determined using the last-in, first-out (LIFO) method are reflected in the above table at an aggregate of $25.0 million and $20.6 million using the average cost method at June 30, 2004 and December 31, 2003, respectively.

5.	Debt

In June 2004, the Company’s $150.0 million Canadian (approximately $111.5 million U.S.) revolving bank line of credit agreement, consisting of two extendable revolving credit facilities, was renewed through July 31, 2005. The maximum borrowings under one line totals $80.0 million Canadian (approximately $59.5 million U.S.) and converts into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $70.0 million Canadian (approximately $52.0 million U.S.) of revolving borrowings and converts into a one-year term loan upon expiration of the revolving credit provisions. The lines are secured by the Company’s Canadian pulp mill land, equipment and certain inventory and accounts receivable. The interest rates associated with the Canadian agreements are based, at the option of the Company, on specified market rates plus a margin predetermined by the credit agreement. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio, net worth test and minimum interest coverage ratio.

In March 2004, the Company’s $15.0 million U.S. revolving line of credit agreement expired and was replaced by a three-year revolving credit agreement with another U.S. bank. The agreement provides for maximum borrowings of $25.0 million and is secured by certain accounts receivable and inventories. The agreement expires in March 2007 and contains financial covenants, including maximum leverage ratios, net worth tests and maximum capital expenditures. The interest rate associated with the U.S. revolving credit agreement is based, at the option of the Company, on specified market rates plus a margin based on the Company’s debt ratio, as defined.

6.	Pension and Other Postretirement Plans

The Company’s postretirement plans consist principally of noncontributory defined-benefit pension plans and postretirement medical and life insurance plans. The Company also provides defined contribution plans in the U.S. and Canada. The pension plans include plans administered by the Company and multi-employer plans administered by various unions.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was enacted. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) beginning in 2006, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the consolidated financial statements do not reflect the effect the Act may have on the Company’s postretirement plans for its U.S. employees. On May 19, 2004, the FASB issued Staff Position 106-2 which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act in the first interim or annual period beginning after June 15, 2004. At present, detailed regulations necessary to implement the Act have not been issued.

The components of net periodic benefit cost related to Company administered plans for the three and six-month periods ended June 30 were as follows:

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(thousands)
Components of net periodic benefit cost:
Service cost	$771	$807	$1,574	$1,546
Interest cost	1,565	1,646	3,171	3,153
Expected return on plan assets	(1,600)	(1,446)	(3,215)	(2,892)
Amortization of prior service cost	53	51	107	102
Amortization of transition amounts	(3)	(3)	(6)	(6)
Amortization of actuarial (gain) loss	209	200	421	400

Net periodic benefit cost	$995	$1,255	$2,052	$2,303

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(thousands)
Components of net periodic benefit cost:
Service cost	$284	$268	$572	$462
Interest cost	566	589	1,142	1,013
Amortization of prior service cost	(14)	—	(28)	—
Amortization of actuarial (gain) loss	182	142	367	284

Net periodic benefit cost	$1,018	$999	$2,053	$1,759

7.	Segment Information

The Company classifies its business into two operating segments: pulp and wood products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(thousands)
Revenues
Pulp	$109,598	$82,551	$218,739	$175,943
Wood Products
Lumber	74,996	51,702	134,739	98,813
Chips, logs and other	8,963	6,192	17,401	13,915

Total Wood Products	83,959	57,894	152,140	112,728

	$193,557	$140,445	$370,879	$288,671

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(thousands)
Income (loss) before income taxes
Pulp	$9,505	$(2,060)	$9,667	$(1,878)
Wood Products	13,117	$(2,664)	$16,105	(6,314)
General Corporate	(3,390)	(298)	(6,623)	(2,981)

Operating income (loss)	19,232	(5,022)	19,149	(11,173)
Interest expense, net	(5,106)	(5,440)	(10,400)	(10,703)

	$14,126	$(10,462)	$8,749	$(21,876)

8.	Legal Matters and Contingencies

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

On May 22, 2002, the Company began expensing and making cash deposits of import duties at the 27.22 percent deposit rate, and incurred duties of $14.1 million in the balance of 2002, $29.4 million in 2003 (including $6.9 million and $13.3 million in 2003 in the second quarter and year-to-date, respectively), and $10.7 million and $19.6 million in 2004 in the second quarter and year-to-date, respectively. Accordingly, the Company has made total cash deposits of $63.1 million with respect to lumber imported into the U.S. from May 22, 2002 through June 30, 2004.

The rulings of the ITC and the DOC have been appealed by Canadian authorities to panels under the North American Free Trade Agreement (NAFTA) and of the World Trade Organization (WTO). In April 2004, a NAFTA panel ruled that the ITC’s determination of a “threat of material injury” from subsidized and dumped imports of Canadian softwood lumber was not in accordance with law and not supported by substantial evidence, and remanded the case to the ITC for further proceedings consistent with the panel’s findings. In June 2004, the ITC issued a remand determination reiterating its finding of a “threat of material injury” notwithstanding the NAFTA panel’s contrary findings; this remand determination is under review by the NAFTA panel with a ruling expected by September 2004. A final decision by this NAFTA panel against the ITC would have the effect of invalidating the duties on Canadian softwood lumber and requiring the refund of all duties deposited to date. Any final decision could be subject to extraordinary appeals by the U.S. government. Two other NAFTA panels have been reviewing the DOC’s determinations regarding the ADD deposit rate and the CVD deposit rate, respectively. In response to decisions of these NAFTA panels, the DOC has preliminarily redetermined the CVD deposit rate, adjusting it down from 18.79 percent to 13.23 percent, and the ADD deposit rate, adjusting it from 8.43 percent to 8.85 percent. However, these adjusted rates are subject to further NAFTA panel reviews and will not be implemented until completion of the respective NAFTA proceedings.

Under U.S. law, the ADD and CVD deposit rates were determined based on historical government subsidies and dumping practices, but the final rates for duties payable on imports during any particular period must be based on government subsidies and dumping during that period. Accordingly, in June 2003, the DOC began conducting administrative reviews to determine the CVD and ADD rates to be applied retroactively to Canadian lumber imports during the initial periods of review, consisting of the period from May 22, 2002 to March 31, 2003 for the CVD and from May 22, 2002 to April 30, 2003 for the ADD. Similar administrative reviews will be conducted for each subsequent 12-month period. Depending on the results of the administrative reviews, the Company may receive refunds of excess CVD and ADD deposits or be required to make additional CVD and ADD payments. DOC’s finally determined CVD and ADD rates in any administrative review then become the new deposit rates for subsequent lumber imports. Decisions by the DOC in these administrative reviews will also be subject to potential appeals to NAFTA and WTO panels. In June 2004, the DOC preliminarily determined the CVD rate to be 9.24% and the ADD rate applicable to the Company to be 3.98% (or a 13.22% combined rate) for the initial administrative review periods. This preliminary determination has no immediate effect and the cash deposit rate will not change until a final determination is issued, currently anticipated in December 2004. Although the preliminary rates in the administrative reviews are substantially lower than the current deposit rates, as of this time, the Company cannot determine whether the final rates will be higher or lower than the preliminary rates.

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

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (the “Plan”) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. Because the first 200,000 cubic meters of allowable annual cut (AAC) are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s existing annual allowable cut. The Company expects the reductions in its AAC will be made up through market purchases of logs. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC. The effect, if any, on the Company’s financial position, liquidity or results of operations cannot be determined at this time. The Company will record the effects of the Plan at the time the amounts to be recorded are determinable. In addition, the Crown has proposed to introduce a market-based timber pricing system for stumpage fees in the British Columbia interior. Although originally targeted for 2004, it now appears that implementation of the market-based system will be delayed. It is not known when or if the new system will be implemented, or the extent to which the stumpage fees paid by the Company’s Canadian lumber operations will increase.

Environmental Matters

The Company is currently participating in the investigation and environmental remediation of several sites where the Company currently conducts or previously conducted business. The ultimate costs to the Company for the investigation, remediation and monitoring of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable within a range of amounts. The minimum amount in the range is accrued when no estimate within the range is better than another. As additional information becomes available, the Company’s estimates may change. Remediation costs incurred are charged against the reserves and the Company has assumed it will bear the entire cost of remediation at these sites.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site and surrounding area at Port Gamble, Washington. The Company is responsible for environmental remediation costs related to five landfills used by the Company that contain wood debris and industrial wastes. As of June 30, 2004, the Company’s remediation efforts for four of the five landfills have been completed. The remaining landfill remediation work will be completed in 2004, and the Company expects to receive a “no further action” letter from WDOE on the remaining landfill in 2004. WDOE also requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. The Company completed the bay sediment characterization during 2002 and, in the third quarter of 2003, submitted a corrective action plan related to the wood waste accumulation in the bay. Remediation dredging was conducted in 2003 as part of the corrective action. The Company received approval of the corrective action plan from WDOE in April 2004. The reserve balance for this site was $0.7 million at June 30, 2004. Remediation costs charged to the reserve in the first six months of 2004 totaled $0.1 million. The Company expects the remaining remediation costs to be incurred in 2004 and expects to incur monitoring costs through 2013.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to prepare a remediation plan for this pond. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company is working with British Columbia’s Ministry of Land, Water and Air Protection to develop an appropriate remediation plan, with site testing and partial dredging at the pond completed in the third quarter of 2003. The reserve balance was $1.3 million at June 30, 2004, representing the low end of the range of estimated remediation costs. Remediation costs charged to the reserve in the first six months of 2004 totaled $0.4 million. The Company expects the remaining remediation costs to be incurred in 2004 through 2007.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site in St. Helens, Oregon, formerly owned by the Company required further action. The Company is currently participating in the investigation phase of this site. The remediation reserve balance for this site was $3.7 million at June 30, 2004, representing the low end of the range of estimated future remediation and monitoring costs at this site. The reserve is for the estimated costs of soil and groundwater remediation and post remediation monitoring costs. The Company currently expects the majority of the remediation costs to be incurred in 2006, with post remediation monitoring costs to begin in 2007 and to continue for 15 years.

Labor Relations

Approximately 80 percent of the Company’s employees are paid on an hourly basis and most of these employees are covered under collective bargaining agreements. In the second quarter of 2004, the Company concluded negotiations with the Canadian unions in Midway, Grand Forks and Boundary covering approximately 381 employees. The renewed contract provides for wage increases totaling 11 percent over a six-year term expiring in June 2009.

Other Litigation

In addition to the matters discussed above, the Company is a party to other legal proceedings and environmental matters generally incidental to the business. Although the final resolution of any legal proceeding or environmental matter is subject to a great many variables, the Company currently believes that adequate reserves have been established for probable losses when the amount could be reasonably determined. The Company regularly monitors its exposure to legal and environmental loss contingencies and, as additional information becomes available, the Company’s estimates may change.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company experienced continued improvement in market prices for both pulp and lumber during the second quarter of 2004. The Company earned $9.2 million in the second quarter of 2004 on revenues of $193.6 million, compared with a net loss of $6.8 million in the second quarter of 2003 on revenues of $140.4 million and a net loss of $3.3 million in the first quarter of 2004 on revenues of $177.3 million. The Company earned $5.9 million for the six months ended June 30, 2004 compared with a net loss of $14.4 million for the same period in the prior year. Basic and diluted net income per share were $0.59 and $0.58, respectively, for the second quarter of 2004 and $0.38 and $0.37, respectively, for the six months ended June 30, 2004. This compares to basic and diluted net loss per share of $.43 and $.92 for the three and six month periods ending June 30, 2003.

Average prices for pulp and lumber were up significantly in the first half of 2004 compared with the same period in 2003. The low interest rate environment and strong home building activity has led to higher demand for wood products. Average lumber price realizations in the second quarter of 2004 were 44 percent higher than the second quarter of 2003 and were 37 percent higher for the six months ended June 30, 2004 as compared to the same period in 2003. Average pulp price realizations in the second quarter of 2004 were 15 percent higher than in the second quarter of 2003 and were 18 percent higher for the six months ended June 30, 2004 as compared to the same period a year ago. The current high operating rates at market pulp mills and the summer seasonal slowdown in paper markets in Europe and North America are expected to delay further pulp price increases until late in the third quarter of 2004.

The Company continued to be adversely affected by import duties on Canadian softwood lumber as well as a weaker U.S. dollar as compared to the first half of 2003. A weakening U.S. dollar relative to the Canadian dollar increases the Company’s reported pulp and wood products manufacturing costs that are incurred primarily in Canadian dollars. The average Canadian to U.S. dollar exchange rate in the second quarter of 2004 was three percent higher than in the second quarter of 2003, but three percent lower than the first quarter of 2004. The Company estimates that the change in the Canadian to U.S. dollar exchange rate between 2003 and 2004 increased second quarter and year-to-date 2004 reported cost of goods sold by approximately $3.5 million and $18.0 million, respectively.

Lumber import duties totaled $10.7 million and $19.6 million in the second quarter and year-to-date 2004, respectively, compared with $6.9 million and $13.3 million in the same periods of 2003. The increase in duties paid reflected higher lumber sales prices in 2004.

Selected Segment Data

	First Quarter	Second Quarter		Six months ended June 30,
	2004	2004	2003	2004	2003
	(thousands)
Revenues
Pulp	$109,141	$109,598	$82,551	$218,739	$175,943
Wood Products
Lumber	59,743	74,996	51,702	134,739	98,813
Chips, logs and other	8,438	8,963	6,192	17,401	13,915

Total Wood Products	68,181	83,959	57,894	152,140	112,728

	$177,322	$193,557	$140,445	$370,879	$288,671

Operating income (loss)
Pulp	$162	$9,505	$(2,060)	$9,667	$(1,878)
Wood Products	2,988	13,117	(2,664)	16,105	(6,314)
General Corporate	(3,233)	(3,390)	(298)	(6,623)	(2,981)

Operating income (loss)	$(83)	$19,232	$(5,022)	$19,149	$(11,173)

Depreciation and amortization
Pulp	$7,652	$6,841	$6,961	$14,493	$14,195
Wood Products	1,798	1,722	1,866	3,520	4,149
General Corporate	425	399	311	824	613

	$9,875	$8,962	$9,138	$18,837	$18,957

EBITDA(A)
Pulp	$7,814	$16,346	$4,901	$24,160	$12,317
Wood Products	4,786	14,839	(798)	19,625	(2,165)
General Corporate	(2,808)	(2,991)	13	(5,799)	(2,368)

	$9,792	$28,194	$4,116	$37,986	$7,784

Lumber import duties	$8,900	$10,700	$6,900	$19,600	$13,300

Pulp (metric tons)
Sales volume	212,200	190,400	164,600	402,600	381,300
Average price realization	$514	$576	$501	$543	$461

Lumber (thousand board feet)
Sales volume	147,900	163,200	161,500	311,100	312,900
Average price realization	$404	$460	$320	$433	$316

(A)	EBITDA equals net income (loss) before income taxes and net interest expense plus depreciation and amortization, and is reconcilable to the Company’s net income (loss) using the depreciation and amortization numbers in the above table and net interest expense and income taxes as indicated in the Consolidated Statement of Operations. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net income (loss).

Pulp

Revenues from the Company’s Pulp business totaled $109.6 million in the second quarter of 2004, compared with $82.6 million in the same quarter of 2003 (an increase of 33 percent) and $109.1 million in the first quarter of 2004. The second quarter 2004 increases primarily related to higher pulp prices. Pulp generated operating income of $9.5 million in the second quarter of 2004, compared with an operating loss of $2.1 million in the second quarter of 2003 and operating income of $0.2 million in the first quarter of 2004. EBITDA from the Company’s pulp operations totaled $16.3 million in the second quarter of 2004, compared with $4.9 million in the second quarter of 2003 and $7.8 million in the first quarter of 2004.

Pulp generated operating income of $9.7 million on revenues of $218.7 million in the first six months of 2004, compared with an operating loss of $1.9 million on revenues of $175.9 million for the same period in 2003. EBITDA from Pulp for the first six months of 2004 was $24.2 million compared with $12.3 million for the first six months of 2003.

According to RISI World Pulp Monthly, an industry trade publication, the average benchmark list price of NBSK pulp delivered into Northern Europe was $647 per metric ton in the second quarter of 2004 compared with $553 per metric ton in the same quarter of 2003 and $590 per metric ton in the first quarter of 2004. For the first six months of 2004 and 2003, the benchmark prices per metric ton averaged $618 and $516, respectively. The Company’s average pulp price for its mix of chip and sawdust pulp was $576 per metric ton in the second quarter of 2004 compared with $501 per metric ton in the second quarter of 2003, an increase of $75 per metric ton, or 15 percent. Compared with an average pulp sales price of $514 per metric ton in the first quarter of 2004, the Company’s average pulp sales price improved $62 per metric ton, or 12 percent in the second quarter of 2004. Total metric tons sold in the second quarter of 2004 were 190,400 compared with 164,600 in the same quarter of 2003 and 212,200 in the first quarter of 2004. Pulp sales volume in the first six months of 2004 totaled 402,600 metric tons compared with 381,300 metric tons in the same period of 2003.

Pulp cost of sales was $95.2 million in the second quarter of 2004, compared with $81.4 million in the same quarter of 2003, an increase of 17 percent, and $105.9 million in the first quarter of 2004. The second quarter 2004 increase over the same quarter of 2003 reflects primarily the higher volume sold in 2004. Pulp production totaled 192,700 metric tons in the second quarter of 2004 compared with 181,900 metric tons in the second quarter of 2003 and 202,400 metric tons in the first quarter of 2004. In the second quarter of 2004, the Company’s Harmac pulp mill took 18 days of downtime for its planned annual maintenance, reducing production by approximately 21,000 metric tons.. As the result of higher sales prices, no adjustments to pulp inventory carrying values were required at June 30, 2004. Write-downs of pulp inventories totaled $1.8 million at June 30, 2003. Inventory write-downs reflect the difference between production costs and anticipated net sales prices of period-end inventories.

The average cost per metric ton of pulp sold in the second quarter of 2004 increased one percent compared with the same period in 2003 and was essentially unchanged compared with the first quarter of 2004. A significant factor affecting pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the U.S. dollar relative to the Canadian dollar declined significantly between the second quarter of 2003 and the end of 2003, with the U.S. dollar strengthening somewhat in the first six months of 2004. The Company estimates that the decrease in the average daily U.S. to Canadian dollar exchange rate resulted in an approximately $2.2 million increase in pulp cost of sales, or a two percent increase in the average cost per metric ton of pulp sold in the second quarter of 2004. In the second quarter of 2004, the average cost of pulp sales was also affected by higher fiber costs, which rise and fall with the sales price of pulp, offset by lower chemical and energy costs.

Year-to-date cost of pulp sales was $201.1 million compared with $171.6 million in the same period of 2003. Pulp production totaled 395,100 metric tons in the 2004 period compared with 387,300 metric tons in the 2003 period. The average cost per metric ton of pulp sold increased 11 percent in the first six months of 2004 compared with the same period in 2003. The Company estimates that the decrease in the average daily U.S. to Canadian dollar exchange rate resulted in an approximately $11.5 million increase in pulp cost of sales, or a six percent increase in the average cost per metric ton of pulp sold for the first six months of 2004 as compared to the same period in 2003. In addition, extreme winter weather in British Columbia and performance problems at the Harmac pulp mill in the first quarter of 2004 resulted in the loss of approximately 7500 metric tons of pulp production and a corresponding increase in the average cost per ton of pulp produced and sold for the six month period.

Wood Products

Revenues from the Company’s Wood Products business totaled $84.0 million in second quarter of 2004 compared with $57.9 million in the same quarter of 2003 (an increase of 45 percent) and $68.2 million in the first quarter of 2004. The higher level of revenues in the second quarter of 2004, related primarily to increases in sales prices. Wood Products generated operating income of $13.1 million in the second quarter of 2004, compared with an operating loss of $2.7 million in the same quarter of 2003 and operating income of $3.0 million in the first quarter of 2004. EBITDA from Wood Products totaled $14.8 million in the second quarter of 2004 compared with a loss of $0.8 million in the second quarter of 2003 and $4.8 million in the first quarter of 2004.

Year-to-date revenues from the Company’s Wood Products business totaled $152.1 million compared with $112.7 million in the same period in 2003. Operating income from Wood Products for the first six months of 2004 was $16.1 million compared with a loss of $6.3 million for the same period in 2003. EBITDA from Wood Products for the 2004 six-month period was $19.6 million compared with a loss of $2.2 million for the first six months of 2003.

Mill lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $429 per thousand board feet for the second quarter of 2004 compared with $238 per thousand board feet for the second quarter of 2003 and $359 for the first quarter of 2004. For the first six months of 2004 and 2003, these lumber prices averaged $394 and $239, respectively. The Company’s lumber sales prices averaged $460 per thousand board feet in the current quarter, an increase of $140 per thousand board feet, or 44 percent, compared with $320 in the second quarter of last year. Compared with an average lumber sales price of $404 per thousand board feet in the first quarter of 2004, the Company’s average lumber sales price improved $56 per thousand board feet, or 14 percent, in the second quarter of 2004. Lumber sales volume increased one percent to 163.2 million board feet in the second quarter of 2004 compared with 161.5 million board feet in the same quarter of 2003. Lumber sales volumes of 311.1 million board feet in the first six months of 2004 were flat compared with 312.9 million board feet for the same period in 2003.

Wood Products cost of sales was $69.3 million in the second quarter of 2004 compared with $59.5 million in the same quarter of 2003, an increase of 16 percent, and $63.9 million in the first quarter of 2004. Included in cost of sales were lumber import duties of $10.7 million in the second quarter of 2004, $6.9 million in the second quarter of 2003 and $8.9 million in the first quarter of 2004. Lumber production totaled 173.7 million board feet in the second quarter of 2004, compared with 157.6 million board feet in the same period of last year and 161.2 million board feet in the first quarter of 2004. The average cost per thousand board feet of lumber sold was 15 percent higher in the second quarter of 2004 compared with the same quarter of 2003 and two percent lower compared with the first quarter of 2004. The change in the amount of lumber import duties included in cost of sales in the second quarter of 2004 compared with the second quarter of 2003 increased the average cost of lumber sold per thousand board feet by approximately six percent. Another significant factor affecting Wood Products cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The Company estimates that the decrease in the average daily U.S. to Canadian dollar exchange rate between the second quarter of 2003 and the second quarter of 2004 resulted in an approximately $1.3 million increase in Wood Products cost of sales, or a two percent increase in the average cost per thousand board feet of lumber sold in the second quarter of 2004. The remaining increase in the average cost of lumber sold primarily related to higher freight, production and log and logging costs.

For the first six months of 2004, cost of sales for Wood Products was $133.2 million compared with $116.7 million in the first six months of 2003. Lumber production totaled 334.9 million board feet in the first six months of 2004, compared with 323.5 million board feet in the same period of 2003. The average cost per thousand board feet of lumber sold was 15 percent higher in the first six months of 2004, compared with the same period of 2003. The change in the amount of lumber import duties included in cost of sales in the first six months of 2004 compared with the same period in 2003 increased the average cost of lumber sold per thousand board feet by approximately five percent. The Company estimates that the decrease in the average daily U.S. to Canadian dollar exchange rate between the first six months of 2003 and the first six months of 2004 resulted in an approximately $6.4 million increase in Wood Products cost of sales, or a six percent increase in the average cost per thousand board feet of lumber sold year-to-date in 2004. The remaining increase in the average cost of lumber sold related primarily to higher production, log and logging costs.

Selling, General and Administrative Expenses, Interest Expense, net and Income Taxes

Selling, general and administrative expenses (SG&A) for the second quarter and the first six months of 2004 totaled $9.9 million and $17.5 million, respectively, compared with $4.7 million and $11.5 million in the same periods of 2003, respectively. SG&A expenses in the second quarter of 2004 were $5.2 million higher than the same period of 2003. The second quarter of 2004 included an increase of $1.6 million in bad debt expense related to the significantly weakened financial position of two pulp customers and $1.3 million of employee incentive plan costs due to improved financial performance. In the second quarter of 2003, the Company received $3.0 million cash in settlement of various environmental claims with one of its insurance carriers, which was recorded as a reduction in SG&A expense.

Net interest expense for the second quarter and the first six months of 2004 totaled $5.1 million and $10.4 million, respectively, compared with $5.4 million and $10.7 million in the same periods of 2003, respectively.

The Company’s effective tax rate for the second quarter and the first six months of 2004 was 35 percent and 32 percent, respectively, compared with 35 percent and 34 percent for the same periods of 2003, respectively. The Company’s effective tax rate for the year 2003 was 39 percent. Effective income tax rates for interim periods are based on the current best estimate of taxable earnings for the full year. This rate is applied to year-to-date income or loss at the end of each quarter. The 2004 year-to-date effective rate was less than the statutory rate primarily due to the recognition of $0.5 million of Canadian scientific research and experimentation tax credits in the second quarter of 2004. The Company’s effective tax rate can fluctuate due to changing income levels, the mix of domestic and foreign sources of income, tax credits and other adjustments and, therefore, the effective tax rate for the year 2004 is subject to change.

Liquidity and Capital Resources

Operating Activities

The Company has funded its ongoing operations and growth primarily through cash from operations, borrowings under credit facilities and issuances of new debt securities. The primary drivers of net cash from operations are prices the Company receives for its products, exchange rate fluctuations and cash deposits made on lumber imports into the United States. Net cash provided by operating activities was $11.8 million in the first six months of 2004 compared with net cash used for operating activities of $4.3 million in the first six months of 2003. The increase in net cash provided by operating activities related primarily to higher sales prices for the Company’s products. Significant changes in working capital for the first six months of 2004 as reflected in the Consolidated Statement of Cash Flows included an increase in accounts receivable of $23.1 million, primarily due to higher product sales prices, and a decrease in the amount of receivables sold under the Receivables Purchase Agreement. Inventories increased $8.9 million primarily due to higher lumber and wood chip inventories. Accounts payable and accrued liabilities increased $20.4 million from year-end 2003, primarily related to annual maintenance spending in June at the Harmac pulp mill as a result of its annual shutdown and to higher accruals for payroll and benefits, lumber import duties and property taxes.

Significant changes in working capital in the first six months of 2003 included an increase in accounts receivable of $1.6 million, primarily due to higher pulp prices and higher lumber sales volumes.

Inventories decreased $5.0 million mainly due to a seasonal reduction in saw logs partially offset by higher pulp and lumber inventories. Other changes in working capital items increased working capital $0.8 million.

Investing Activities

The Company invested $10.3 million in capital projects in the first six months of 2004 and estimates that total 2004 capital spending will be approximately $25 million. These capital projects relate primarily to upgrading of existing operations and include a limited number of relatively small, high-return projects. Capital expenditures for the first six months of 2003 totaled $7.5 million. In March 2004, the Company’s revolving credit facility with a U.S. bank and its related restricted cash requirement expired.

Financing Activities

The long-term debt to total capitalization ratio was 62 percent at June 30, 2004 compared with 63 percent at December 31, 2003. At June 30, 2004, the Company was in compliance with all applicable debt covenants, including maximum leverage ratios, net worth tests and minimum interest coverage ratios. The debt agreements related to the Company’s 8 3/8% debentures and senior notes do not contain any financial covenants. As of June 30, 2004, Moody’s Investor Service has rated the Company’s senior unsecured debt Ba3 with a stable outlook. Standard & Poor’s Rating Services current rating for the Company’s corporate and senior unsecured debt was BB with a negative outlook.

In June 2004, the Company’s $150 million Canadian (approximately $111 million U.S.) revolving bank line of credit agreement, consisting of two extendable revolving credit facilities, was renewed through July 31, 2005. The maximum borrowings under one line totals $80 million Canadian (approximately $59 million U.S.) and converts into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $70 million Canadian (approximately $52 million U.S.) of revolving borrowings and converts into a one-year term loan upon expiration of the revolving credit provisions. The lines are secured by the Company’s Canadian pulp mill land, equipment and certain inventory and accounts receivable. The interest rates associated with the Canadian agreements are based, at the option of the Company, on specified market rates plus a margin predetermined by the credit agreement. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio, net worth test and minimum interest coverage ratio.

The Company’s $15 million U.S. revolving line of credit agreement expired in March 2004 and was replaced by a three-year revolving line of credit agreement with another U.S. bank. The agreement, expiring in March 2007, provides for maximum borrowings of $25 million and is secured by certain accounts receivable and inventories.

The Company’s ability to borrow additional amounts under its revolving lines of credit at a particular point in time is subject to the amount of cash on hand, the availability of adequate collateral, letters of credit outstanding and compliance with existing financial covenants. As of June 30, 2004, the Company had borrowing capacity under its revolving lines of credit of approximately $53 million. The Company expects to meet its cash requirements in 2004 through a combination of cash generated from operations, existing cash balances and existing or future credit facilities, sale of assets, if any, and other debt or equity resources. The Company intends to reduce its debt levels over time by applying any net cash flow from operations after capital spending, and any proceeds from the sale of assets or equity issuances, to debt reduction.

Cautionary Statement Regarding Forward-Looking Information

Statements in this report that are not reported financial results or other statements of current or historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on present information the Company has related to its existing business circumstances and involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from such forward-looking statements. Further, investors are cautioned that the Company does not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. In addition to specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include (but are not limited to):

Cyclical Operating Results and Product Pricing

The Company’s financial performance depends primarily on the prices it receives for its products. Prices for both pulp and lumber products are highly cyclical and have fluctuated significantly in the past and may fluctuate significantly in the future. Increases or decreases in production capacity, increases or decreases in operating rates and changes in customer consumption patterns will cause changes in product prices. The economic climate of each region where the Company’s products are sold has a significant impact on the demand, and therefore the prices, for pulp and lumber. Changes in regional economies can cause fluctuation in prices and sales volumes and, as a result, directly affect the Company’s profitability and cash flows. The continued uncertainties in the economic conditions of the United States and other international markets could adversely affect the Company’s results of operations and cash flows. Any future downward fluctuation in prices could have a material adverse effect on the Company’s business, financial condition and results of operations. The amount of downtime taken by the Company’s mills fluctuates based on changes in pricing and demand for its products.

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

Exchange Rate Fluctuations

Although the Company’s sales are made primarily in U.S. dollars, a substantial portion of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, could adversely affect the Company’s results of operations and cash flows. A substantial portion of the Company’s pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects the Company’s customers’ ability to pay and the Company’s relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on the Company’s business, financial condition and results of operation. For example, a change in the Canadian to U.S. dollar translation rate from 1.35 to 1.34 would decrease pre-tax income as measured in U.S. dollars by an estimated $3.0 million U.S. on an annual basis.

Fees on Lumber Imports into the United States

In May 2002, the ITC imposed duties on certain types of softwood lumber imported into the United States from Canada after determining that imports of certain types of softwood lumber from Canada threatened U.S. softwood lumber mill operators. Based on findings of the DOC regarding subsidies and dumping margins, the ITC’s decision subjects the Company’s imports of certain types of softwood lumber from Canada on or after May 22, 2002 to these duties, which has had a material adverse effect on the Wood Products business results of operations. Various NAFTA and WTO rulings have been issued to date in Canada’s appeals of these duties, but none of these rulings have become final. In the event that final rates differ from the depository rates, ultimate costs may be higher or lower than those recorded to date. The ultimate outcome or effect of NAFTA and WTO reviews, or whether a settlement between the Canadian and U.S. governments may be reached, cannot be predicted.

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

Environmental Liabilities

The Company is currently participating in the investigation and remediation of environmental contamination at two sites on which it previously conducted business. In addition, the Company is working with the Ministry of Water, Land and Air Protection in British Columbia regarding environmental contamination at the Mackenzie mill. The Company may also be required to investigate and remediate environmental conditions at other sites if contamination, presently unknown to the Company, is discovered. The ultimate cost to the Company for site remediation and monitoring of these sites cannot be predicted with certainty due to the difficulties in estimating the ultimate cost of remediation and determining the extent to which contributions will be available from other parties. Expenditures that may be required in connection with these sites could have a material adverse effect on the Company’s business.

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

The Company’s Harmac pulp mill has a long-term fiber supply agreement with Weyerhaeuser that provides for 1.7 million cubic meters of fiber per year through 2019. The Company’s Mackenzie pulp mill purchases approximately 65 percent of its fiber requirements from a sawmill also located in Mackenzie, British Columbia and operated by Canfor. Fiber is purchased at market or at prices determined under a formula intended to reflect market value of the fiber. The failure by Weyerhaeuser or Canfor to produce the required fiber pursuant to these contracts could have a material adverse effect on the Company as a whole. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Weyerhaeuser and Canfor. There can be no assurance that the Company will be able to obtain an adequate supply of softwood fiber for its pulp operations.

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (the “Plan”) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. Because the first 200,000 cubic meters of annual allowable cut (AAC) are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s existing AAC. The Company expects the reductions in its AAC will be made up through market purchases of logs. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC. In addition, the Crown has proposed to introduce a market-based timber pricing system for stumpage fees in the British Columbia interior. Although originally targeted for 2004, it now appears that implementation of the market-based system will be delayed. It is not known when or if the new system will be implemented, or the extent to which the stumpage fees paid by the Company’s Canadian lumber operations will increase. The effect, if any, on the Company’s future supply and cost of logs, chips and sawdust to its Canadian operations cannot be determined at this time.

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

Financial Leverage

The Company’s long-term debt as a percentage of total capitalization at June 30, 2004 was 62 percent. While the Company’s leverage level is not unusual for the forest products and pulp industries, this leverage, or higher leverage if the Company were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Higher levels of leverage may require a substantial portion of the cash flow from operations to satisfy debt service requirements, thereby reducing the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. Higher leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

Certain of the Company’s debt agreements contain customary conditions to borrowing, including compliance with financial covenants relating to maximum leverage ratios, net worth tests, minimum interest coverage ratios and minimum liquidity amounts. The Company’s ability to comply with these covenants is subject to various risks, uncertainties and events beyond the Company’s control that could affect its ability to comply with the covenants. Any failure by the Company to comply with all applicable covenants, if not cured, could result in an event of default with respect to, and the acceleration of, a portion of the Company’s debt.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for interest rates relates primarily to short- and long-term debt. The Company’s investment in marketable securities at June 30, 2004 and December 31, 2003 was not significant. The Company’s debt is primarily fixed rate with 17 percent of total debt at variable rates at June 30, 2004, and therefore, net income is not materially affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the

Company’s net investment in Canadian operations. The Company’s net investment in Canadian subsidiaries is not hedged. The net assets of Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $207.6 million at June 30, 2004. The potential change in fair value resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $20.8 million at June 30, 2004. Any gain or loss in fair value would be reflected as a cumulative foreign currency translation adjustment and would not affect cash flows or reported net income or loss of the Company.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries and Canadian dollar denominated intercompany loans made by the parent company. The Company periodically uses foreign exchange contracts to manage a portion of its exposure to foreign currency transactions, but historically has not entered into material currency rate hedges with respect to exposure from its operations in Canada. The notional value of foreign currency exchange contracts outstanding at June 30, 2004 and December 31, 2003 was $16.0 million and $10.0 million, respectively.

The Company utilizes well-defined financial contracts in the normal course of its operations as a means to manage certain commodity price risks. The majority of these contracts are fixed-price contracts for future purchases of energy, primarily natural gas and electricity, which meet the definition of “normal purchases or normal sales” and therefore, are not considered derivative instruments for accounting purposes. The Company generally enters into forward natural gas purchase contracts to fix the cost of approximately 40 percent to 60 percent of its winter natural gas consumption, with lower percentage amounts fixed during the summer months. The Company buys forward 100 percent of its electricity requirements for its Halsey pulp mill, and at June 30, 2004 and 2003, had purchased forward electricity through September 2004 and 2003, respectively. Historically the Company’s forward purchase contracts for electricity and natural gas cover periods of twelve months or less. There were no contracts outstanding at June 30, 2004 or December 31, 2003 that were considered derivative instruments.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 8. Legal Matters and Contingencies of the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on April 30, 2004. The following members were elected to the Company’s Board of Directors to hold office for three-year terms expiring in 2007.

Nominee	In Favor		Withheld
Charles Crocker	13,319,430	(97.0)%	413,912	(3.0)%
Michael Flannery	13,435,188	(97.8)%	298,154	(2.2)%
Robert G. Funari	13,482,111	(98.2)%	251,231	(1.8)%

Additionally, the following directors were elected in previous years to three-year terms on the Company’s Board of Directors and will continue their terms of office: Gordon P. Andrews; David J. Barram; Lionel G. Dodd; Kenneth G. Hanna; Robert Stevens Miller, Jr. and Peter T. Pope.

The shareholders ratified the appointment of KPMG LLP as the Company’s independent auditor for 2004 with 13,448,499 votes cast for and 271,643 against, while 13,200 shares abstained and zero were not voted.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.7	Second Amended and Restated Credit Agreement dated June 11, 2004 between the Company and the Toronto-Dominion Bank, Bank of Montreal, The Bank of Nova Scotia, Canadian Western Bank, HSBC Bank Canada and Caisse Centrale Desjardins.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 3, 2004, the Company filed a Form 8-K to furnish the Securities and Exchange Commission its earnings release announcing first quarter 2004 financial results.

On May 7, 2004, the Company filed a Form 8-K/A to file the earnings release furnished to the Securities and Exchange Commission on May 3, 2004 under item 12 rather than Item 2 as was originally filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC.
Registrant

Date: July 30, 2004	/S/ Richard K. Atkinson
Richard K. Atkinson
Vice President and Chief Financial Officer