Form 10-K/A
period 2003-12-31
POPE & TALBOT INC /DE/
filed 2004-10-04
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 1-7852

POPE & TALBOT, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-0777139
(State of incorporation)	(IRS Employer Identification No.)

1500 SW 1st Avenue, Suite 200 Portland, Oregon 97201	Registrant’s telephone number (including area code)
(Address of principal executive offices)	503-228-9161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, par value $1.00	New York Stock Exchange, Pacific Stock Exchange
Rights to purchase Series A Junior Participating Preferred Stock	New York Stock Exchange, Pacific Stock Exchange

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Pope & Talbot, Inc. for the year ended December 31, 2003 has been filed to reflect certain revisions and clarifications in Item 1, Item 7, Item 7A, and the Notes to Consolidated Financial Statements on Item 8. This filing also includes currently dated certifications and consents. None of the revisions to the Form 10-K modify previously reported financial results for any period. This Form 10-K/A does not reflect events occurring after the original filing of the Annual Report on Form 10-K.

POPE & TALBOT, INC.

2003 FORM 10-K/A

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

Substantially all of the Company’s wood chip and sawdust requirements for the Halsey pulp mill are satisfied through purchases from third parties. The Company has long-term chip and sawdust supply arrangements or established supplier relationships with sawmills and veneer plants in the Pacific Northwest. To provide an adequate supply of wood fiber for the mill, the Company has the capability of using both sawdust and wood chips as a raw material. Sawdust has historically been less expensive than softwood chips as a raw material for pulp production. In 2003, approximately 54 percent of Halsey’s production was sawdust pulp. Additionally, the Company continues to use an expanded geographic base to maintain an adequate supply of chips for the portion of the Halsey pulp mill’s production which is based on softwood chips. The Company believes that, based on existing wood chip and sawdust availability both within the Willamette Valley region of Oregon and from other sources, fiber resources will be adequate for the Company’s requirements at the Halsey pulp mill in the foreseeable future. In conjunction with the fiber acquisition program for the Halsey pulp mill, the Company brokered wood chips for sale primarily into the export market until the first quarter of 2003, when the Company discontinued brokering wood chips. The revenues related to wood chip brokering were reported in Wood Products revenues.

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

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the

Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. The Plan states that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. Because the first 200,000 cubic meters of AAC are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s existing annual allowable cut. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. The Company expects its historical mix of approximately 70 percent tenure acquired logs and 30 percent open market log purchases to shift to a mix of 60 percent tenure acquired logs and 40 percent open market log purchases. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC.

In addition, as part of the Plan, the Crown has proposed to introduce a market-based timber pricing system for stumpage fees in the British Columbia interior. Although originally targeted for 2004, it now appears that implementation of the market-based system will be delayed with no specified implementation date. Upon implementation, the new system will involve complex formulas that have not been defined and a conceptual framework that is the subject of ongoing discussions between the Crown and industry representatives. Accordingly, while the Company generally believes that a new market-based system would result in some increase in stumpage fees compared to the existing system, the Company cannot estimate the amount of the potential impact. To provide some perspective, in 2003 the Company paid approximately $6.0 million in stumpage fees to the Crown, representing three percent of the total cost of sales of the Wood Products business. The actual effect, if any, on the Company’s future supply and cost of logs, chips and sawdust to its Canadian operations cannot be determined at this time.

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

Based on the preliminary determinations by the ITC and DOC in August and October 2001, the Company accrued and expensed a total of $15.6 million of CVD and ADD in 2001. No cash deposits were required, so the Company had a $15.6 million accrued liability for these duties on its balance sheet as of December 31, 2001. Based on the subsequent DOC and ITC rulings that no CVD or ADD would be imposed on any shipments prior to May 22, 2002, the Company reversed the entire $15.6 million accrual, part in the first quarter of 2002 and the remainder in the second quarter of 2002. On May 22, 2002, the Company began expensing and making cash deposits of import duties at the 27.22 percent deposit rate, and incurred duties of $14.1 million in the balance of 2002. Combining the $15.6 million reversal of duties accrued in 2001 and the $14.1 million of duties incurred after May 22, 2002, the Company’s 2002 results included the positive impact of a net reversal of $1.5 million of lumber import duties. The Company continued to incur import duties in 2003 at the 27.22 percent deposit rate, and in 2003 incurred duty costs of $29.4 million. Accrued and unpaid import duties totaled $.9 million and $1.3 million at December 31, 2003 and 2002, respectively. The Company has made total cash deposits of $43.5 million with respect to lumber imported into the U.S. from May 22, 2002 to December 31, 2003.

A summary of the CVD and ADD liabilities recorded at December 31, 2003, 2002 and 2001 and changes during the years then ended is presented as follows:

	2003	2002	2001
	(thousands)
Beginning balance	$1,300	$15,600	$—
Duties accrued	29,400	14,100	15,600
Duties reversed	—	(15,600)	—
Duties deposited	(29,800)	(12,800)	—

Ending balance	$900	$1,300	$15,600

The rulings of the ITC and the DOC have been appealed by Canadian authorities to panels under the North American Free Trade Agreement (NAFTA) and of the World Trade Organization (WTO). In September 2003, a NAFTA panel ruled that the ITC’s determination of a “threat of material injury” from subsidized and dumped imports of Canadian softwood lumber was not supported by substantial evidence, and remanded the case to the ITC, ordering it to re-evaluate the evidence and issue a new determination. The ITC issued its re-determination in December 2003, which is under review by the NAFTA panel. A final decision by this NAFTA panel against the ITC would have the effect of invalidating the duties on Canadian softwood lumber and requiring the refund of all duties deposited to date. Any final decision could be subject to extraordinary appeals by the U.S. government. Two other NAFTA panels have been reviewing the DOC’s determinations regarding the ADD deposit rate and the CVD deposit rate, respectively. In response to decisions of these NAFTA panels, the DOC has preliminarily redetermined the CVD deposit rate, adjusting it down from 18.79 percent to 13.23 percent, and the ADD deposit rate, adjusting it from 8.43 percent to 8.07 percent. However, these adjusted rates are subject to further NAFTA panel reviews and will not be implemented until completion of the respective NAFTA proceedings.

Under U.S. law, the ADD and CVD deposit rates were determined based on historical government subsidies and dumping practices, but the final rates for duties payable on imports during any particular period must be based on government subsidies and dumping during that period. Accordingly, in June 2003, the DOC began conducting administrative reviews to determine the CVD and ADD rates to be applied retroactively to Canadian lumber imports during the initial periods of review, consisting of the period from May 22, 2002 to March 31, 2003 for the CVD and from May 22, 2002 to April 30, 2003 for the ADD. Similar administrative reviews will be conducted for each subsequent 12-month period. Depending on the results of the administrative reviews, the Company may receive refunds of excess CVD and ADD deposits or be required to make additional CVD and ADD payments. DOC’s finally determined CVD and ADD rates in any administrative review then become the new deposit rates for subsequent lumber imports. Decisions by the DOC in these administrative reviews will also be subject to potential appeals to NAFTA and WTO panels. Preliminary determinations by the DOC on the initial administrative reviews are expected by June 1, 2004. As of this time, the Company cannot determine the impact the administrative reviews will have on the ADD and CVD rates.

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

The Canadian operations are subject to particulate emission standards determined by the British Columbia Ministry of Water, Land and Air Protection. The Company performed a feasibility study in 2002 at the Mackenzie pulp mill to determine the appropriate control devices and equipment configuration necessary to reduce particulate emissions from the mill’s power boiler. Costs incurred in 2002, primarily for the feasibility study, were $0.3 million. The estimated remaining costs are expected to be incurred as follows: 2005 - $2.7 million and 2006 - $5.1 million.

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

Pulp Facilities

The following tabulation states the location, current annual capacity and 2003 production of the Company’s pulp mills in metric tons:

Location	Capacity at December 31, 2003 (1)	2003 Production
Halsey, Oregon	182,100	181,300
Nanaimo, British Columbia	395,700	386,000
Mackenzie, British Columbia	222,400	221,400

Total	800,200	788,700

(1)	Assumes 24-hour days, 365 days per year, except for days scheduled for planned maintenance.

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

Executive Officers of the Registrant Who Are Not Directors

In addition to the executive officer who is also a director of the Company, the following executive officers are not directors:

Angel M. Diez, age 58, has been Vice President - General Manager, Pulp, since February 2001. Prior to becoming Vice President – General Manager, Pulp, Mr. Diez was Vice President - Sales and Marketing, Pulp, upon joining the Company in 1992. Prior to joining Pope & Talbot, he held positions with Perry H. Koplik & Sons, Inc., Publishers Paper and Boise Cascade.

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

Richard K. Atkinson, age 52, was appointed Vice President – Chief Financial Officer and Secretary in December 2003. Prior to joining Pope & Talbot, he was the Vice President and Chief Financial Officer of Sierra Pacific Resources, an electric utility, from December 2002 to December 2003. He was Vice President, Treasurer of Sierra Pacific Resources from 2000 to 2002 and had various financial positions there since 1980.

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

Item 6. Selected Financial Data

	Years ended December 31,
	2003	2002	2001	2000	1999
	(thousands except per share)
Financial Results
Revenues	$612,679	$546,333	$499,227	$580,052	$536,183
Depreciation and amortization	38,171	35,331	30,840	31,912	32,773
Interest expense, net	21,389	17,586	12,563	8,444	9,063
Income (loss) before income taxes and minority interest	(40,440)	(32,091)	(42,944)	55,684	23,256
Income tax provision (benefit)	(15,628)	(11,141)	(18,039)	23,118	11,422
Minority interest, net of tax	—	—	—	—	(2,587)

Net income (loss)	$(24,812)	$(20,950)	$(24,905)	$32,566	$14,421

Cash provided by operations	$18,262	$17,735	$24,258	$60,525	$41,181
EBITDA (1)	19,120	20,826	459	96,040	65,092
Lumber import duties	29,400	(1,500)	15,600	—	—

Per Common Share
Basic earnings per share	$(1.59)	$(1.34)	$(1.68)	$2.28	$1.06
Diluted earnings per share	(1.59)	(1.34)	(1.68)	2.24	1.05
Cash dividends	.32	.60	.60	.52	.52
Stockholders’ equity	9.36	9.20	11.02	14.12	12.81
Year-end stock price	17.61	14.26	14.25	16.81	16.00
Shares outstanding at year-end (000’s)	15,655	15,638	15,617	13,857	14,531

Financial Position
Current assets	$179,140	$167,718	$196,941	$182,498	$202,799
Properties, net	335,008	304,347	318,061	247,860	234,167
Other assets	25,414	32,323	24,475	27,829	36,341

Total assets	$539,562	$504,388	$539,477	$458,187	$473,307

Current liabilities	$89,725	$108,209	$102,841	$74,158	$98,317
Long-term liabilities	59,229	46,405	44,494	44,667	41,851
Long-term debt, net of current portion	244,143	205,922	220,029	143,756	147,038
Stockholders’ equity	146,465	143,852	172,113	195,606	186,101

Total liabilities and stockholders’ equity	$539,562	$504,388	$539,477	$458,187	$473,307

Financial Ratios
Return on equity	(17)%	(13)%	(14)%	17%	8%
Long-term debt, net of current portion, to total capitalization	63%	59%	56%	42%	44%
Net debt to total capitalization(2)	62%	61%	56%	41%	41%

Pulp (metric tons)
Sales volume(3)	786,600	771,200	644,100	543,300	560,200
Average price realization	$470	$419	$452	$641	$476

Lumber (thousand board feet)
Sales volume	625,400	594,800	529,600	562,500	574,400
Average price realization	$343	$321	$329	$342	$401

Number of Employees	2,218	2,229	2,223	1,985	2,067

(1)	EBITDA equals net income (loss) before income taxes and net interest expense, plus depreciation and amortization, and is reconcilable to the Company’s net income (loss) using the depreciation and amortization, net interest expense and income tax provision numbers in the above table. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net income (loss).
(2)	Net debt is equal to total debt less cash and short-term investments. Total capitalization is equal to equity plus net debt.
(3)	Includes sales volume since Mackenzie acquisition on June 15, 2001.

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

Fees on Lumber Imports into the United States

With approximately 80 percent of the Company’s current lumber capacity located in British Columbia, the contentious issues surrounding the importation of softwood lumber from Canada into the U.S. have had a significant impact on the results of operations and cash flows from the Company’s Wood Products business. During the five-year period ending March 31, 2001, the Company conducted business under the quota-based Canada – U.S. Softwood Lumber Agreement. Shortly after expiration of that agreement, the Department of Commerce instituted countervailing and anti-dumping duties on softwood lumber produced by the Company’s Canadian mills and imported into the U.S. See “Canada – U.S. Trade Issues” in the Wood Products Business section of Item 1, “Business.” The impact of these duties, and the subsequent adjustments to the duty rates and their respective applicable periods, has caused the reported results of operations and cash flows from the Wood Products business to fluctuate dramatically. Cash deposits of duties began in May 2002, and the Company paid $29.4 million and $14.1 million in 2003 and 2002, respectively, and expects to pay approximately $30 million to $35 million in 2004. The ultimate outcome of the legal challenges to these duties cannot be predicted, but the elimination of the duties could materially improve the Wood Products business financial results.

Exchange Rate Fluctuations

The majority of the Company’s Pulp and Wood Products businesses are managed within the Company’s Canadian subsidiaries. While pulp and lumber sales are made primarily in U.S. dollars, the vast majority of the Canadian subsidiaries’ expenses are incurred in Canadian dollars. While relatively stable relative to the Canadian dollar during the years 2002 and 2001, the U.S. dollar significantly weakened against many foreign currencies in 2003, including a decline of approximately 20 percent against the Canadian dollar. The average U.S. to Canadian dollar exchange rate used by the Company to translate the results of operations of the Company’s Canadian subsidiaries were 1.40, 1.57 and 1.55 for the years 2003, 2002 and 2001, respectively. The Company estimates that the change in the U.S. to Canadian dollar exchange rate from 2002 to 2003 increased 2003 cost of goods by approximately $40 million. The Company manages a portion of its exposure to the effects of a fluctuating currency exchange rate between the U.S. and Canadian dollar by using foreign exchange contracts, but historically has not entered into material currency rate hedges with respect to exposure from its operations in Canada.

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

EBITDA (1)
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

Results of Operations - 2003 Compared with 2002

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

Wood Products cost of sales was $239.9 million in 2003 compared with $202.0 million in 2002, a 19 percent increase. Included in cost of sales were lumber import duties in 2003 of $29.4 million compared with a net duty reversal of $1.5 million in 2002. Lumber production totaled 618.3 million board feet in 2003 compared with 604.0 million board feet in 2002. Lumber production in 2003 increased despite the closure of the mill in Midway, British Columbia for two weeks due to inadequate log supply caused by logging restrictions due to the forest fires in British Columbia. In 2002, Wood Products experienced no significant down time. The average cost per thousand board feet of lumber sold was 13 percent higher in 2003 compared with 2002. The change in the amount of lumber import duties included in cost of sales from 2002 to 2003 increased the average cost per thousand board feet of lumber sold in 2003 by 15 percent. Another significant factor affecting Wood Products cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The Company estimates that the decrease in the average daily U.S. to Canadian dollar exchange rate from 2002 to 2003 resulted in an approximately $14 million increase in Wood Products cost of sales, a seven percent increase in the average cost per thousand board feet of lumber sold in 2003. The increase in cost of sales related to lumber import duties and the weakened U.S. dollar was partially offset by lower log and logging costs, primarily in the Canadian lumber operations. In 2003, 1.1 million cubic meters of timber for the Canadian mills was obtained under its tenure agreements and 0.5 million cubic meters was acquired in open log markets. This compared with 1.2 million cubic meters and 0.5 million cubic meters, respectively, in 2002. The average cost in Canadian dollars per cubic meter of tenure acquired logs in 2003 decreased eight percent compared with 2002. Average purchased log costs in Canadian dollars per cubic meter in 2003 increased one percent compared with 2002.

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

Wood Products cost of sales totaled $202.0 million in 2002 compared with $204.0 million in 2001. Lumber production totaled 604,000 thousand board feet in 2002 compared with 536,700 thousand board feet in 2001. The average cost per thousand board feet of lumber sold decreased 11 percent in 2002 compared with 2001; however, the change in the amount of lumber import duties included in cost of sales from 2001 to 2002 reduced the average cost per thousand board feet of lumber produced in 2002 by eight percent. Cost of conversion and log costs decreased $19 per thousand board feet in 2002 primarily due to lower log costs and harvesting cost reductions, primarily in the Canadian lumber operations. In 2002, 1.2 million cubic meters of timber for the Canadian mills was obtained under its tenure agreements and 0.5 million cubic meters was acquired in open log markets. This compared with 1.1 million cubic meters and 0.4 million cubic meters, respectively, in 2001. The average cost in Canadian dollars per cubic meter of tenure acquired logs in 2002 decreased 13 percent compared with 2001. Average purchased log costs in Canadian dollars per cubic meter in 2002 decreased two percent compared with 2001. In 2002, the Company experienced no significant down time. In 2001, the Company took an average five weeks down time at its three Canadian sawmills as a result of poor lumber markets and to avoid paying the tariff associated with the Canada-U.S. Softwood Lumber Agreement, which expired at the end of the first quarter of 2002. Production was also curtailed four weeks in the first quarter of 2001 at the Company’s Spearfish operation in the U.S. as a result of poor lumber markets.

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

Liquidity and Capital Resources

Operating Activities

The Company has funded its ongoing operations and growth through acquisitions primarily through cash from operations, borrowings under credit facilities and issuances of new debt securities. The primary drivers of net cash from operations are prices the Company receives for its products, exchange rate fluctuations and cash deposits made on lumber imports into the United States. Net cash provided by operating activities was $18.3 million in 2003 compared with $17.7 million in 2002 and $24.3 million in 2001. Significant changes in working capital for 2003 as reflected in the Consolidated Statement of Cash Flows included a decrease in accounts receivable of $12.9 million, primarily due to the sale of accounts receivable of $27.6 million, partially offset by the impact of higher pulp sales prices in 2003. Inventories decreased by $7.4 million while accounts payable and accrued liabilities decreased $10.8 million. Inventories were lower at year-end 2003 compared with 2002 primarily due to the low level of saw logs in Canada resulting from the summer forest fires in British Columbia which halted logging activity for several weeks, as well as lower chip and sawdust inventories. Accounts payable and accrued liabilities decreased primarily due to payment of a litigation settlement, environmental remediation expenditures and adjustment of the Company’s tax accruals.

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

The Company expects to either extend its U.S. and Canadian revolving credit facilities when they expire in 2004 or enter into new credit facilities. The total amount of borrowing capacity under the new facilities is expected to be equal to or greater than the facilities in place at December 31, 2003. The Company expects to meet its cash requirements in 2004 through a combination of cash generated from operations, existing cash balances and existing or future credit facilities, sale of assets, if any, and other debt or equity resources. The Company intends to reduce its debt levels over time by applying any net cash flow from operations after capital spending and proceeds from the sale of assets or equity issuances. The Company cannot assure, however, that its business will generate sufficient cash flow from operations or that it will be in compliance with the financial covenants of its debt agreements so that future borrowings thereunder will be available to the Company. The Company’s ability to fund its operations is primarily dependent upon its future financial performance, which will be affected by general economic, competitive and other factors, including those discussed below under “Cautionary Language Regarding Forward-Looking Statements,” many of which are beyond the Company’s control.

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

The table below summarizes the Company’s fixed, noncancelable contractual obligations as of December 31, 2003. The current portion of long-term liabilities has been included in the table:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(thousands)
Long-term debt	$597	$43,788	$1,115	$130,858	$176,358
Capitalized leases	4,482	12,186	56,196	—	72,864
Operating leases	3,674	4,909	2,608	1,316	12,507
Purchase obligations:
Raw materials (a)	16,726	16,260	3,228	852	37,066
Energy (b)	7,171	420	420	—	8,011
Capital spending (c)	117	10,775	—	—	10,892
Other long-term liabilities reflected on the Consolidated Balance Sheets (d):
Reforestation	4,451	4,157	1,087	1,151	10,846
Environmental remediation	818	722	690	4,165	6,395
Other	1,371	1,052	2,621	2,314	7,358

	$39,407	$94,269	$67,965	$140,656	$342,297

(a)	Raw materials include timber under contract, chips, sawdust and chemicals. The Company does not incur liabilities under its Canadian timber tenure agreements for the cost of timber until it has been harvested.
(b)	The Company enters into contracts for the purchase of natural gas and electricity. These obligations represent the face value of the contracts and do not consider resale value.
(c)	Capital spending above relates primarily to anticipated regulatory environmental compliance expenditures.
(d)	Pension and other postretirement benefit obligations are not included in the table above. The Company expects to incur cash outlays of $5.1 million related to these plans in 2004. Pension contributions beyond 2004 are not determinable since the amount of any contribution is dependent on the future economic environment and investment returns on pension trust assets. Medical, dental and life insurance plans are unfunded and the cost of approved claims is paid from operating cash flows. Future cash requirements will reflect health care cost trends, demographic changes, and changes in participant premiums, co-pays and deductibles.

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

Deferred Taxes

At December 31, 2003 the Company had total deferred tax assets of $53.8 million, net of valuation allowances. Included in this total were U.S. federal and state deferred tax assets of $37.0 million, net of valuation allowances. The Company periodically evaluates its deferred tax assets and the need for a valuation allowance. Judgment is applied in determining whether deferred tax assets will be realized in full or in part. When the Company considers it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2003 and 2002, the Company had a $1.0 million valuation allowance against its deferred tax assets related to state net operating loss carryforwards. No adjustments to the valuation allowance affecting reported income were made in the three-year period ended December 31, 2003. The Company’s valuation allowance for the realization of deferred tax assets related to state net operating losses will be increased or decreased based on management’s assessment of the ultimate realizability of the assets.

U.S. net operating losses are the most significant component of the U.S. deferred tax assets. The Company has not established valuation allowances against its U.S. federal deferred tax assets related to net operating losses, based upon the Company’s ability to utilize certain tax planning strategies to generate sufficient taxable income in the U.S. to fully utilize net operating loss carryforwards that might otherwise expire. The principal tax planning strategy involves the potential future repatriation from a Canadian subsidiary of income taxed at a rate in Canada lower than U.S. tax rates. This results in U.S. taxable income in excess of amounts that would otherwise have been offset by foreign tax credits based on the effective Canadian rate. This strategy depends on the generation over time of sufficient income by Canadian operating subsidiaries and will be ineffective if ongoing losses are incurred in the U.S. which prevent the Company from using the repatriated earnings to realize available net operating loss carryforwards. The realization of the deferred tax asset is not assured, and the need to record valuation allowances against U.S. deferred tax assets could result if the estimated benefits realizable from tax planning strategies are reduced.

Impairment of Long-lived Assets

The Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the Company estimates future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the long-lived asset.

The key assumptions in estimating these cash flows are future pricing of commodity products and future estimates of expenses to be incurred. The assumptions regarding pricing are based on near-term price projections and, for the longer term, based on average pricing over the commodity cycle due to the inherent volatility of commodity pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. The Company’s estimates of future expenses are based on internal planning models and the expectation that the Company will generally continue to reduce production costs that will offset the effects of inflation.

Due to the numerous variables associated with the Company’s judgments and assumptions relating to the estimates of future cash flows and the effects of changes in circumstances affecting the valuation of assets, both the precision and reliability of the resulting estimates are subject to the uncertainties discussed above. As additional information becomes available, the Company may be required to change the estimates it uses in subsequent impairment evaluations.

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

Environmental Matters

The Company is required to make estimates of the costs of remediation for certain contaminated former and currently operated mill sites and landfills. The ultimate costs to the Company for the investigation, remediation and monitoring of these sites cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to obtain regulatory approvals and to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. Due to the numerous variables, some of which are beyond the Company’s control, associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. When the estimate of a probable loss is a range, the minimum amount in the range is accrued when no estimate within the range is better than another. In making these judgments and assumptions, the Company considers, among other things, the activity to-date at particular sites and information obtained through consultation with applicable regulatory authorities and third party consultants and contractors. The Company has also considered the obligation or willingness and ability of third parties to bear an allocated or proportionate share of the cost of these activities, but currently assumes it will bear the entire cost of remediation at these sites.

The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. The Company regularly monitors its exposure to environmental loss contingencies and, as additional information becomes available, the estimates may change. The Company has recognized environmental remediation expense (benefit) of $0.1 million, $(2.5) million and $(0.1) million in 2003, 2002 and 2001, respectively. The Company spent $1.9 million, $2.1 million and $1.3 million on environmental remediation in 2003, 2002 and 2001, respectively, which amounts were charged against environmental reserves accrued in prior years. At December 31, 2003, the Company had recorded estimated liabilities totaling $6.4 million for environmental matters. In each case, amounts are based on the assumption that the remedial actions currently proposed by the Company will be approved by the applicable government agency or are otherwise sufficient to remediate the sites. Based on currently available information and analysis, the Company estimates that for one site where a remediation plan has not been approved by the regulatory agency, it is reasonably possible that up to $5.0 million of additional remediation costs could be incurred if further site testing reveals more extensive environmental contamination or if the regulatory agency otherwise requires more extensive remediation.

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

The Company estimates reforestation costs based on its substantial experience in reforestation in British Columbia under the Province’s Forest Practice Code. A significant portion of the reforestation costs occur during the first five years after harvest. The remaining costs are incurred until the harvested land is “free to grow,” generally seven to twelve years after initial planting. Whereas it is possible to reasonably estimate the costs of labor and materials required for reforestation activities, it is not possible to predict the impact of natural disasters, such as windstorms, droughts and forest fires, or the possibility of changes in the Province’s regulations. Due to the numerous variables associated with these judgments and assumptions, and the effects of governmental regulation, weather and forest fires, both the precision and reliability of the resulting estimates of the related liabilities are subject to uncertainties. As additional information becomes available, the estimates may change. At December 31, 2003, the Company’s total reforestation liability was $10.8 million. The Company recognized expenses related to reforestation activities of $3.0 million, $3.6 million and $3.4 million for the years 2003, 2002 and 2001, respectively. Cash expenditures for reforestation activities totaled $4.0 million, $4.3 million and $5.3 million for the same periods

Cautionary Language Regarding Forward-Looking Statements

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

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. The Plan states that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. Because the first 200,000 cubic meters of AAC are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s existing annual allowable cut. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. The Company expects its historical mix of approximately 70 percent tenure acquired logs and 30 percent open market log purchases to shift to a mix of 60 percent tenure acquired logs and 40 percent open market log purchases. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC.

In addition, as part of the Plan, the Crown has proposed to introduce a market-based timber pricing system for stumpage fees in the British Columbia interior. Although originally targeted for 2004, it now appears that implementation of the market-based system will be delayed with no specified implementation date. Upon implementation, the new system will involve complex formulas that have not been defined and a conceptual framework that is the subject of ongoing discussions between the Crown and industry representatives. Accordingly, while the Company generally believes that a new market-based system would result in some increase in stumpage fees compared to the existing system, the Company cannot estimate the amount of the potential impact. To provide some perspective, in 2003 the Company paid approximately $6.0 million in stumpage fees to the Crown, representing three percent of the total cost of sales of the Wood Products business. The actual effect, if any, on the Company’s future supply and cost of logs, chips and sawdust to its Canadian operations cannot be determined at this time.

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

As of December 31, 2003 and 2002, the Company had contracts outstanding to fix the price of natural gas purchases representing approximately 40 percent of its first quarter 2004 and 2003, anticipated natural gas usage for its pulp mills. The Company generally enters into forward natural gas purchase contracts to fix the cost of approximately 40 percent to 60 percent of its winter natural gas consumption, with lower percentage amounts fixed during the summer months. The Company buys forward 100 percent of its electricity requirements for its Halsey pulp mill, and at December 31, 2003 and 2002, had purchased forward electricity through February 2004 and January 2003, respectively. Historically the Company’s forward purchase contracts for electricity and natural gas cover periods of twelve months or less.

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

Pope & Talbot, Inc.

Consolidated Statements of Stockholders’ Equity

(thousands)

	Common stock		Treasury Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2000	15,457	$15,457	(1,600)	$(25,324)	$48,292	$172,977	$(15,796)	$195,606
Cash dividends ($.60 per share)	—	—	—	—	—	(8,844)	—	(8,844)
Issuance of shares in acquisition	1,750	1,750	—	—	20,038	—	—	21,788
Issuance of shares under stock plans	—	—	10	182	23	—	—	205
Comprehensive loss:
Net loss	—	—	—	—	—	(24,905)	—	(24,905)
Foreign currency translation	—	—	—	—	—	—	(9,909)	(9,909)
Unrealized loss on cash flow hedging derivatives (net of tax benefit of $973)	—	—	—	—	—	—	(1,549)	(1,549)
Minimum pension liability adjustment (net of tax benefit of $159)	—	—	—	—	—	—	(279)	(279)

Total comprehensive loss								(36,642)

Balance, December 31, 2001	17,207	17,207	(1,590)	(25,142)	68,353	139,228	(27,533)	172,113

Cash dividends ($.60 per share)	—	—	—	—	—	(9,377)	—	(9,377)
Issuance of shares under stock plans	—	—	21	590	(339)	—	—	251
Comprehensive income (loss):
Net loss	—	—	—	—	—	(20,950)	—	(20,950)
Foreign currency translation	—	—	—	—	—	—	1,216	1,216
Cash flow hedge reclassification of losses (net of $973 tax expense)	—	—	—	—	—	—	1,549	1,549
Minimum pension liability adjustment (net of tax benefit of $518)	—	—	—	—	—	—	(950)	(950)

Total comprehensive loss								(19,135)

Balance, December 31, 2002	17,207	17,207	(1,569)	(24,552)	68,014	108,901	(25,718)	143,852

Cash dividends ($.32 per share)	—	—	—	—	—	(5,006)	—	(5,006)
Issuance of shares under stock plans	1	1	16	388	(203)	—	—	186
Comprehensive income (loss):
Net loss	—	—	—	—	—	(24,812)	—	(24,812)
Foreign currency translation	—	—	—	—	—	—	32,791	32,791
Minimum pension liability adjustment (net of tax benefit of $301)	—	—	—	—	—	—	(546)	(546)

Total comprehensive income								7,433

Balance, December 31, 2003	17,208	$17,208	(1,553)	$(24,164)	$67,811	$79,083	$6,527	$146,465

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

Reforestation

Under the Canadian timber harvesting licenses mentioned above, the Company is contractually responsible for all reforestation costs until the harvested land is “free to grow.” This is a forestry term meaning that no further reforestation activity is anticipated prior to the next harvest. A substantial portion of the reforestation responsibilities, such as site preparation and planting, occurs during the first five years after harvest. The remaining costs, such as thinning and herbicide application, are incurred until the harvested land is free to grow, generally seven to twelve years after initial planting. The Company accrues for the total estimated cost of reforestation as the timber is removed. The estimated costs are included in inventory and, as the lumber is sold, charged to cost of sales. Actual expenditures for reforestation are applied against this accrual when they are made.

The Company estimates reforestation costs based on its substantial experience in reforestation in British Columbia under the Province’s Forest Practice Code. Whereas it is possible to reasonably estimate the costs of labor and materials required for reforestation activities, it is not possible to predict the impact of natural disasters, such as windstorms, droughts and forest fires, or the possibility of changes in the Province’s regulations. The liability for reforestation costs is recorded at fair value. This requires the Company to, in addition to projecting future cash expenditures for each cut-block within the Company’s operating areas, anticipate the effects of inflation and use an appropriate discount rate in the calculation of the liability. The Company adjusts the discounted reforestation liability for the passage of time by applying the discount rate used when the initial liability was recorded to the liability at the beginning of the year. The increase in the liability is recorded as accretion expense in cost of sales. The fair value of this liability will also be adjusted in the future as anticipated cash expenditures, inflation and discount rates fluctuate.

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

Revenue and Related Cost Recognition

The Company recognizes revenue from product sales when the sales price is fixed or determinable, delivery has occurred or services have been rendered and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (“f.o.b.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s designated delivery site.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (the Interpretation), which addresses the accounting for and disclosure of obligations under guarantees. The disclosure provisions of the Interpretation were effective at December 31, 2002. The accounting requirements of the Interpretation were effective January 1, 2003, and required the recognition of a liability at its fair value by a guarantor at the inception of certain guarantees. The recognition of the liability is required even if it is not probable that payment will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. This statement did not have a significant effect on the financial position or results of operations of the Company.

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

The portion of inventories determined using the last-in, first-out (LIFO) method are reflected in the above table at an aggregate of $20.6 million and $19.9 million using the average cost method at December 31, 2003 and 2002, respectively.

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

The most significant deferred tax asset relates to U.S. net operating loss carryforwards. At December 31, 2003, the Company had available $78.8 million of U.S. federal tax loss carryforwards expiring as follows: 2010 – $5.3 million; 2011 – $2.0 million; 2012 – $6.8 million; 2020 – $3.8 million; 2021 – $21.3 million; 2022 – $26.4 million and 2023 – $13.2 million. As of December 31, 2003, the Company also had Alternative Minimum Tax carryforwards of $0.5 million that may be carried forward indefinitely.

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

The Halsey leases require annual rent payments, payable semi-annually, as follows: for the years 2004 - $9.6 million; 2005 - $9.8 million and 2006 - $11.6 million. Beginning in January of 2007 (if the leases have not been terminated by exercise of the early purchase options), two semi-annual payments of $16.6 million and other payments totaling $22.5 million through the end of the lease term in 2012 are required. There are two purchase options under each of the Halsey leases. The aggregate price under the early purchase options in 2007 is fixed at $59.1 million, payable in five installments during 2007. The purchase options at the end of the leases will be at fair market value as determined at the time of the exercise. The leases contain certain restrictive covenants, including a maximum leverage ratio, a minimum net worth requirement and a fixed charge coverage ratio or cash requirement.

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

8 3/8% Senior Notes

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

8. Other Long-term Liabilities

Other long-term liabilities consist of the following:

	2003	2002
	(thousands)
Asset retirement obligations:
Reforestation obligation	$6,395	$6,435
Landfill closure costs	3,215	951

Total asset retirement obligations	9,610	7,386

Pension liabilities	15,418	10,784
Other postretirement benefits	24,834	19,570
Environmental liabilities	5,577	5,716
Other	3,790	2,949

	$59,229	$46,405

At December 31, 2003, an additional $4.5 million and $0.8 million of reforestation obligations and environmental liabilities, respectively, were reported as current liabilities in other accrued liabilities. The corresponding current amounts at December 31, 2002 were $4.5 million and $1.7 million, respectively.

The Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” as of the beginning of 2003. The Company’s asset retirement obligations consist of landfill closure costs and reforestation liabilities. The activity in the Company’s asset retirement obligation liability for the year 2003 subsequent to the initial effect of adopting SFAS No. 143 is summarized in the following table (in thousands).

Beginning balance	$12,156
Additional liabilities incurred	3,068
Liabilities settled	(3,959)
Revisions in estimated cash flows	(486)
Accretion expense	563
Impact of foreign currency rate changes	2,719

Asset retirement obligations at December 31, 2003	14,061
Less amounts classified as current liabilities	(4,451)

Long-term portion of asset retirement obligations	$9,610

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
	(thousands)
Effect on total service and interest cost components	$703	$(745)
Effect on postretirement benefit obligation	6,631	(7,237)

The Company’s pension plans asset allocation ranges for 2004 and asset allocation at the measurement date are as follows:

	Range Allocation	Percentage of Plan Assets
Asset Category		2003	2002
Equities securities	30% -70%	57.0%	66.1%
Debt securities	30% - 70%	43.0%	33.9%

		100.0%	100.0%

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

	Range of exercise prices
	$5 -$11	$12 -$15	$16 -$19	$20 -$30	Total
	(shares in thousands)
Options outstanding:
Number outstanding	228	979	294	43	1,544
Remaining contractual life in years	5.1	6.8	5.8	1.6	6.2
Weighted average exercise price	$8	$14	17	$26	$14

Options exercisable:
Number exercisable	190	493	204	41	928
Weighted average exercise price	$8	$14	17	$26	$14

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

Based on the preliminary determinations by the ITC and DOC in August and October 2001, the Company accrued and expensed a total of $15.6 million of CVD and ADD in 2001. No cash deposits were required, so the Company had a $15.6 million accrued liability for these duties on its balance sheet as of December 31, 2001. Based on the subsequent DOC and ITC rulings that no CVD or ADD would be imposed on any shipments prior to May 22, 2002, the Company reversed the entire $15.6 million accrual, part in the first quarter of 2002 and the remainder in the second quarter of 2002. On May 22, 2002, the Company began expensing and making cash deposits of import duties at the 27.22 percent deposit rate, and incurred duties of $14.1 million in the balance of 2002. Combining the $15.6 million reversal of duties accrued in 2001 and the $14.1 million of duties incurred after May 22, 2002, the Company’s 2002 results included the positive impact of a net reversal of $1.5 million of lumber import duties. The Company continued to incur import duties in 2003 at the 27.22 percent deposit rate, and in 2003 incurred duty costs of $29.4 million. Accrued and unpaid import duties totaled $.9 million and $1.3 million at December 31, 2003 and 2002, respectively. The Company has made total cash deposits of $43.5 million with respect to lumber imported into the U.S. from May 22, 2002 to December 31, 2003.

A summary of the CVD and ADD liabilities recorded at December 31, 2003, 2002 and 2001 and changes during the years then ended is presented as follows:

	2003	2002	2001
	(thousands)
Beginning balance	$1,300	$15,600	$—
Duties accrued	29,400	14,100	15,600
Duties reversed	—	(15,600)	—
Duties deposited	(29,800)	(12,800)	—

Ending balance	$900	$1,300	$15,600

The rulings of the ITC and the DOC have been appealed by Canadian authorities to panels under the North American Free Trade Agreement (NAFTA) and of the World Trade Organization (WTO). In September 2003, a NAFTA panel ruled that the ITC’s determination of a “threat of material injury” from subsidized and dumped imports of Canadian softwood lumber was not supported by substantial evidence, and remanded the case to the ITC, ordering it to re-evaluate the evidence and issue a new determination. The ITC issued its re-determination in December 2003, which is under review by the NAFTA panel. A final decision by this NAFTA panel against the ITC would have the effect of invalidating the duties on Canadian softwood lumber and requiring the refund of all duties deposited to date. Any final decision could be subject to extraordinary appeals by the U.S. government. Two other NAFTA panels have been reviewing the DOC’s determinations regarding the ADD deposit rate and the CVD deposit rate, respectively. In response to decisions of these NAFTA panels, the DOC has preliminarily redetermined the CVD deposit rate, adjusting it down from 18.79 percent to 13.23 percent, and the ADD deposit rate, adjusting it from 8.43 percent to 8.07 percent. However, these adjusted rates are subject to further NAFTA panel reviews and will not be implemented until completion of the respective NAFTA proceedings.

Under U.S. law, the ADD and CVD deposit rates were determined based on historical government subsidies and dumping practices, but the final rates for duties payable on imports during any particular period must be based on government subsidies and dumping during that period. Accordingly, in June 2003, the DOC began conducting administrative reviews to determine the CVD and ADD rates to be applied retroactively to Canadian lumber imports during the initial periods of review, consisting of the period from May 22, 2002 to March 31, 2003 for the CVD and from May 22, 2002 to April 30, 2003 for the ADD. Similar administrative reviews will be conducted for each subsequent 12-month period. Depending on the results of the administrative reviews, the Company may receive refunds of excess CVD and ADD deposits or be required to make additional CVD and ADD payments. DOC’s finally determined CVD and ADD rates in any administrative review then become the new deposit rates for subsequent lumber imports. Decisions by the DOC in these administrative reviews will also be subject to potential appeals to NAFTA and WTO panels. Preliminary determinations by the DOC on the initial administrative reviews are expected by June 1, 2004. As of this time, the Company cannot determine the impact the administrative reviews will have on the ADD and CVD rates.

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

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. The Plan states that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. Because the first 200,000 cubic meters of AAC are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s existing annual allowable cut. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC.

In addition, as part of the Plan, the Crown has proposed to introduce a market-based timber pricing system for stumpage fees in the British Columbia interior. Although originally targeted for 2004, it now appears that implementation of the market-based system will be delayed with no specified implementation date. Upon implementation, the new system will involve complex formulas that have not been defined and a conceptual framework that is the subject of ongoing discussions between the Crown and industry representatives. Accordingly, while the Company generally believes that a new market-based system would result in some increase in stumpage fees compared to the existing system, the Company cannot estimate the amount of the potential impact.

Environmental Matters

The Company is currently participating in the investigation and environmental remediation of several sites where the Company currently conducts or previously conducted business. The ultimate costs to the Company for the investigation, remediation and monitoring of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. When the estimate of a probable loss is a range, the minimum amount in the range is accrued when no estimate within the range is better than another. As additional information becomes available, the Company’s estimates may change. Remediation costs incurred are charged against the reserves and the Company has assumed it will bear the entire cost of remediation at these sites.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site and surrounding area at Port Gamble, Washington. The Company is responsible for environmental remediation costs related to five landfills used by the Company that contain wood debris and industrial wastes. WDOE also requested that the Company perform an investigation of sediments in the adjacent bay to determine the extent of wood waste accumulation. The Company completed the bay sediment characterization during 2002 and, in the second quarter of 2003, submitted a corrective action plan related to the wood waste accumulation in the bay. Remediation dredging was conducted in 2003 as part of the corrective action. The Company expects to receive approval of the corrective action plan from WDOE in 2004. As of December 31, 2003, the Company’s remediation efforts for four of the five landfills have been completed. The remaining landfill remediation work will be completed in 2004. The Company expects to receive “no further action” letters from WDOE for all the landfills in 2004. The reserve balance for this site was $0.8 million at December 31, 2003. This amount includes future monitoring costs and is based on the assumption that the corrective action plan submitted by the Company will be approved by WDOE. Remediation costs charged to the reserve in 2003 totaled $1.1 million. The Company expects the remaining remediation costs to be incurred in 2004 and expects to incur monitoring costs through 2013.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to remediate the pond. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company worked with British Columbia’s Ministry of Land, Water and Air Protection to develop an appropriate remediation strategy, with site testing and partial dredging completed in the third quarter of 2003 resulting in a reduction in pond water contamination to acceptable levels. The reserve balance was $1.7 million at December 31, 2003, representing the estimated cost of a series of partial dredges of the pond to eliminate remaining sources of water contamination. Remediation costs charged to the reserve in 2003 totaled $0.4 million and the reserve was reduced $0.3 million to incorporate new information on this site concerning remediation alternatives. The Company expects the majority of future remediation costs to be incurred in 2004 through 2007.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens, Oregon, required further action. The Company is currently participating in the investigation phase of this site. The remediation reserve balance for this site was $3.7 million at December 31, 2003, representing the low end of the range of estimated future remediation and monitoring costs at this site. The reserve is for the estimated costs of soil and groundwater remediation and post remediation monitoring costs, and is based on the Company’s preliminary assessment of the nature and extent of site contamination and remediation methodology. The Company expects to complete additional bioassay and sediment testing in 2004. If site testing results are unfavorable or if ODEQ requires more extensive remediation or monitoring for any other reason, it is reasonably possible that up to $5.0 million of additional remediation and monitoring costs could be incurred based on currently available information and analysis. Remediation related costs charged to the reserve in 2003 totaled $0.1 million and the reserve was increased $0.1 million to reflect updates on prior cost estimates. The Company currently expects the majority of the remediation costs to be incurred in 2006, with post remediation monitoring costs to begin in 2007 and to continue for 15 years.

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

Revenues by geographic region (2)
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

	Quarter
	First	Second	Third	Fourth	Year
	(thousands except per share)
2003
Revenues	$148,226	$140,445	$169,043	$154,965	$612,679
Gross profit (loss)	741	(372)	5,267	1,447	7,083
Net loss	(7,647)	(6,791)	(4,687)	(5,687)	(24,812)

Per Common Share
Basic and diluted
net loss	$(.49)	$(.43)	$(.30)	$(.36)	$(1.59)
Dividends	.08	.08	.08	.08	.32
Stock Price
High	15.06	13.61	16.24	18.07	18.07
Low	9.92	10.45	10.66	13.10	9.92

2002
Revenues	$125,503	$143,919	$138,555	$138,356	$546,333
Gross profit (loss)	1,265	11,043	5,596	(6,819)	11,085
Net income (loss)	(5,754)	260	(3,577)	(11,879)	(20,950)

Per Common Share
Basic and diluted
net income (loss)	$(.37)	$.02	$(.23)	$(.76)	$(1.34)
Dividends	.15	.15	.15	.15	.60
Stock Price
High	15.82	18.75	19.09	14.37	19.09
Low	13.21	13.37	11.40	9.50	9.50

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pope & Talbot, Inc.:

We have audited the accompanying consolidated balance sheets of Pope & Talbot, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Pope & Talbot, Inc. for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 22, 2002.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope & Talbot, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the two-year period then ended, in conformity with U.S. generally accepted accounting principles.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a	)(1)	Financial Statements

The following financial statements of the Company are included in this report:

Consolidated balance sheets at December 31, 2003 and 2002

Consolidated statements of operations for years ended December 31, 2003, 2002 and 2001.

Consolidated statements of cash flows for years ended December 31, 2003, 2002 and 2001.

Consolidated statements of stockholders’ equity for years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Public Accountants – Arthur Andersen LLP

(a	)(2)	Schedules

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the related schedule, or because the information required is included in the financial statements and notes thereto.

(a	)(3)	Exhibits

The following exhibits are filed as part of this annual report.

Exhibit No.

2.1.	Purchase and Sale Agreement dated March 29, 2001 among Norske Skog Canada Limited, Norske Skog Canada Pulp Operations Limited, Pope & Talbot Ltd., Pope & Talbot, Inc., and Norske Skog Canada Mackenzie Pulp Limited (Incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the SEC on May 8, 2001 (SEC File No. 1-7852)).

3.1.	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 3, 2003 (SEC file No. 1-7852)).

3.2.	Bylaws. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 24, 2000 (SEC File No. 1-7852)).

4.1.	Indenture, dated June 2, 1993, between the Company and Chemical Trust Company of California as Trustee with respect to the Company’s 8- 3/8% Debentures due 2013. (Incorporated herein by reference to Exhibit 4.1 to the Company’s registration statement on Form S-3 filed with the SEC on April 6, 1993 (SEC File No. 33-60640)).

4.2.	Rights Agreement, dated as of April 3, 1998, between the Company and Chase Mellon Shareholder Services, L. L. C., as rights agent. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 1998 (SEC File No. 1-7852)).

4.3.	Amended and Restated Participation Agreement dated as of December 27, 2001 among the Company, SELCO Service Corporation, the Note Purchasers named therein, Wilmington Trust Company and First Security Bank, National Association. (Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC file No. 1-7852)).

4.4.	Amended and Restated Facility Lease between the Company and Wilmington Trust Company dated December 27, 2001. (Incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC file No. 1-7852)).

4.5.	Amendment dated December 13, 2002 to Amended and Restated Facility Lease between the Company and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 3, 2003 (SEC file No. 1-7852)).

4.6.	Indenture dated July 30, 2002, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, with respect to the Company’s 8 3/8% Senior Notes due 2013. (Incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002 (SEC File No. 1-7852)).

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of agreements relating to other long-term debt.

10.1.	Executive Compensation Plans and Arrangements

10.1.1.	Employee Stock Option Plan, as amended April 26, 2001. (Incorporated herein by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC file No. 1-7852)).

10.1.2.	Executive Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the SEC on March 31, 1993 (SEC File No. 1-7852)).

10.1.3.	Deferral Election Plan. (Incorporated herein by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 filed with the SEC on March 31, 1993 (SEC File No. 1-7852)).

10.1.4.	Supplemental Executive Retirement Income Plan. (Incorporated herein by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 filed with the SEC on March 25, 1991 (SEC File No. 1-7852)).

10.1.5.	Form of Severance Pay Agreement among the Company and certain of its executive officers. (Incorporated herein by reference to Exhibit 10.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File No. 1-7852)).

10.1.6.	1996 Non-Employee Director Stock Option Plan, as amended April 26, 2001. (Incorporated herein by reference to Exhibit 10.1.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC File No. 1-7852)).

10.1.7.	Special Non-Employee Director Stock Retainer Fee Plan. (Incorporated herein by reference to Exhibit 99.5 to the Company’s Form S-8 filed with the SEC on February 22, 1999 (SEC File No. 333-72737)).

10.1.8.	Split Dollar Life Insurance Agreement between the Company and Maria M. Pope, as trustee of the Pope Grandchildren’s Trust, dated December 21, 1999. (Incorporated herein by reference to Exhibit 10.1.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 24, 2000 (SEC File No. 1-7852)).

10.1.9.	Restricted Stock Award Agreement entered into on April 26, 2001 effective as of September 9, 1999 between the Company and Michael Flannery. (Incorporated herein by reference to Exhibit 10.1.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC File No. 1-7852)).

10.2.	Lease agreement between the Company and Shenandoah Development Group, Ltd., dated March 14, 1998, for Atlanta diaper mill site as amended September 1, 1988 and August 30, 1989. (Incorporated herein by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990, filed with the SEC on March 25, 1991 (SEC File No. 0-928)).

10.3.	Lease agreement between the Company and Shenandoah Development Group, Ltd., dated July 31, 1989, for additional facilities at Atlanta diaper mill as amended August 30, 1989 and February 1990. (Incorporated herein by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990, filed with the SEC on March 25, 1991 (SEC File No. 0-928)).

10.4.	Province of British Columbia Tree Farm License No. 8, dated March 1, 1995. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 13, 1996 (SEC File No. 1-7852)).

10.5.	Province of British Columbia Tree Farm License No. 23, dated March 1, 1995. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 13, 1996 (SEC File No. 1-7852)).

10.6.	Province of British Columbia Forest License A18969, dated December 1, 1993. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 13, 1996 (SEC File No. 1-7852)).

10.7.	Amended and Restated Credit Agreement dated June 6, 2003, between the Company and Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Western Bank. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on July 31, 2003 (SEC File No. 1-7852)).

10.8.	First Amending Agreement to Amended and Restated Credit Agreement dated June 6, 2003 between the Company and Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Western Bank dated July 23, 2003 (filed with original 2003 Annual Report on Form 10-K on March 12, 2004).

10.9.	Second Amending Agreement to Amended and Restated Credit Agreement dated June 6, 2003 between the Company and Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Western Bank dated October 30, 2003 (filed with original 2003 Annual Report on Form 10-K on March 12, 2004).

10.10.	Third Amending Agreement to Amended and Restated Credit Agreement dated June 6, 2003 between the Company and Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Western Bank dated December 19, 2003 (filed with original 2003 Annual Report on Form 10-K on March 12, 2004).

21.1.	List of subsidiaries (filed with original 2003 Annual Report on Form 10-K on March 12, 2004).

23.1.	Consent of Independent Registered Public Accounting Firm.

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On October 23, 2003, the Company filed a Form 8-K to furnish the Securities and Exchange Commission its earnings release announcing third quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 30th day of September, 2004.

POPE & TALBOT, INC.

By:	/s/ Michael Flannery
Michael Flannery
Chairman of the Board