Form 10-Q
period 2004-09-30
POPE & TALBOT INC /DE/
filed 2004-10-29
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Common stock, $1 par value – 16,241,768 shares as of September 30, 2004.

*Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

POPE & TALBOT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
	(thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,794	$4,082
Short-term investments	—	101
Restricted cash	—	5,000
Accounts receivable	61,456	54,162
Inventories	122,853	100,701
Prepaid expenses	9,446	10,350
Deferred income taxes	4,741	4,744

Total current assets	214,290	179,140
Properties:
Plant and equipment	707,342	690,638
Accumulated depreciation	(388,297)	(363,964)

	319,045	326,674
Land and timber cutting rights	8,270	8,334

Total properties, net	327,315	335,008
Other assets:
Deferred income tax assets, net	8,789	6,686
Prepaid pension costs	9,191	8,245
Other	10,330	10,483

Total other assets	28,310	25,414

	$569,915	$539,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,601	$5,079
Accounts payable	63,873	49,434
Accrued payroll and related taxes	24,586	19,316
Other accrued liabilities	19,767	15,896
Income taxes payable	7,671	—

Total current liabilities	121,498	89,725
Long-term liabilities:
Long-term debt, net of current portion	220,402	244,143
Other long-term liabilities	60,106	59,229

Total long-term liabilities	280,508	303,372
Stockholders’ equity:
Preferred stock	—	—
Common stock	17,208	17,208
Additional paid-in capital	66,437	67,811
Retained earnings	88,988	79,083
Accumulated other comprehensive income	9,969	6,527
Common stock held in treasury, at cost	(14,693)	(24,164)

Total stockholders’ equity	167,909	146,465

	$569,915	$539,562

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(thousands except per share)
Revenues:
Pulp	$104,583	$100,817	$323,322	$276,760
Wood Products	94,561	68,226	246,701	180,954

Total	199,144	169,043	570,023	457,714
Costs and expenses:
Cost of sales:
Pulp	97,877	100,212	298,964	271,772
Wood Products	76,889	63,564	210,059	180,306
Selling, general and administrative	7,803	7,018	25,276	18,560

	182,569	170,794	534,299	470,638

Operating income (loss)	16,575	(1,751)	35,724	(12,924)
Interest expense, net	4,985	5,350	15,385	16,053

Income (loss) before income taxes	11,590	(7,101)	20,339	(28,977)
Income tax provision (benefit)	3,815	(2,414)	6,633	(9,852)

Net income (loss)	$7,775	$(4,687)	$13,706	$(19,125)

Basic net income (loss) per share	$.49	$(.30)	$.87	$(1.22)

Diluted net income (loss) per share	$.48	$(.30)	$.86	$(1.22)

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2004	2003
	(thousands)
Cash flow from operating activities:
Net income (loss)	$13,706	$(19,125)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	28,623	28,158
Gain on sale of property and equipment	(307)	(1,295)
Deferred tax provision	(2,511)	(9,305)
Decrease (increase) in working capital:
Accounts receivable	(6,115)	(16,060)
Inventories	(20,594)	21,735
Prepaid expenses and other assets	(3,496)	1,195
Accounts payable and accrued liabilities	22,058	(4,367)
Income taxes payable	12,467	(1,491)
Other, net	(406)	(2,543)

Net cash provided by (used for) operating activities	43,425	(3,098)
Cash flow from investing activities:
Proceeds from maturities of short-term investments	101	—
Restricted cash	5,000	(5,000)
Capital expenditures	(18,122)	(13,656)
Proceeds from sale of property and equipment	338	1,429

Net cash used for investing activities	(12,683)	(17,227)
Cash flow from financing activities:
Net borrowings (repayments) under revolving credit lines	(18,969)	30,958
Repayment of long-term debt	(4,049)	(3,652)
Exercise of stock options	6,889	78
Cash dividends	(3,801)	(3,754)

Net cash provided by (used for) financing activities	(19,930)	23,630

Effect of exchange rate on cash	900	282

Increase in cash and cash equivalents	11,712	3,587
Cash and cash equivalents at beginning of period	4,082	4,240

Cash and cash equivalents at end of period	$15,794	$7,827

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

The balance sheet at December 31, 2003 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications have been made to the prior year’s data to conform to the current year’s presentation. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

Accounting Pronouncements Implemented

In May 2004, the FASB issued Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. Staff Position 106-2 supersedes Staff Position 106-1 on the same subject and provides guidance on the accounting and disclosure related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law in December 2003. Staff Position 106-2 is effective in the first interim or annual period beginning after June 15, 2004. The Company has concluded that the enactment of the Act was not a significant event as defined by FAS Statement 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and has adopted the guidance under Staff Position 106-2 to incorporate the effects of the Act in its next measurement of plan obligations. See Note 6.

2.	Net Income (Loss) Per Share

Earnings per share

The computation of basic earnings per share is based on net income or loss and the weighted average number of common shares outstanding during each period. The weighted average shares outstanding for the three months ended September 30, 2004 and 2003 were 16,021,000 and 15,623,000, respectively, and were 15,805,000 and 15,621,000 for the nine months ended September 30, 2004 and 2003, respectively. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards which totaled 242,000 and 221,000 for the three and nine-month periods ended September 30, 2004, respectively. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $18.73 to $21.06 per share in 2004 and from $5.25 to $30.38 per share in 2003, averaged 25,000 and 1,534,000 for the three months ended September 30, 2004 and 2003, respectively, and 32,000 and 1,490,000 for the nine months ended September 30, 2004 and 2003, respectively.

Stock-based Compensation

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company has retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations for stock options. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(thousands except per share)
Net income (loss), as reported	$7,775	$(4,687)	$13,706	$(19,125)
Stock-based employee compensation expense included in net income (loss), net of related tax effects	27	22	68	41
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(146)	(136)	(521)	(447)

Pro forma net income (loss)	$7,656	$(4,801)	$13,253	$(19,531)

Basic net income (loss) per share:
As reported	$.49	$(.30)	$.87	$(1.22)
Pro forma	$.48	$(.31)	$.84	$(1.25)
Diluted net income (loss) per share:
As reported	$.48	$(.30)	$.86	$(1.22)
Pro forma	$.47	$(.31)	$.83	$(1.25)

The Company has followed the practice of using treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to a stock option plan, the difference between the exercise price and the cost of treasury shares is recorded as an increase or decrease to additional paid-in capital.

To calculate stock-based employee compensation expense under SFAS 123, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: risk-free interest rates of 4.6 and 3.5 percent; dividend yields of 3.6 and 4.1 percent; and expected volatility of 46 percent for both periods. Expected option lives of six years were assumed.

3.	Receivables

The Company has entered into a Receivable Purchase Agreement with a financial institution to sell at its option qualifying accounts receivable on a revolving basis. At December 31, 2003 the agreement provided for the sale of up to $30 million of qualifying accounts receivable and at September 30, 2004 the amount available for sale was increased to $35 million. At September 30, 2004 and December 31, 2003, accounts receivable totaling $26.9 million and $27.6 million, respectively, were excluded from accounts receivable in the accompanying Consolidated Balance Sheets. The proceeds available under this program are subject to change based on the level of eligible receivables and restrictions on the concentrations of receivables. The Company is obligated to indemnify the financial institution against any losses on collection of sold receivables, and has collateralized this indemnity obligation with $10 million of other accounts receivable. The costs under this program vary based on changes in interest rates (LIBOR) and are included in selling, general and administrative expenses.

4.	Inventories

	September 30, 2004	December 31, 2003
	(thousands)
Pulp	$38,575	$33,350
Lumber	22,273	16,244
Saw logs	24,108	19,663
Pulp logs, chips and sawdust	17,637	11,021
Chemicals and supplies	21,978	21,871
LIFO reserve	(1,718)	(1,448)

	$122,853	$100,701

Interim LIFO calculations require the estimation of the Company’s year-end inventory quantities and costs. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year. The portion of inventories determined using the last-in, first-out (LIFO) method are reflected in the above table at an aggregate of $21.0 million and $20.6 million using the average cost method at September 30, 2004 and December 31, 2003, respectively.

5.	Debt

In June 2004, the Company’s $150.0 million Canadian (approximately $118.0 million U.S.) revolving bank line of credit agreement, consisting of two extendable revolving credit facilities, was renewed through July 31, 2005. The maximum borrowings under one line totals $80.0 million Canadian (approximately $62.9 million U.S.) and converts into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $70.0 million Canadian (approximately $55.1 million U.S.) of revolving borrowings and converts into a one-year term loan upon expiration of the revolving credit provisions. The lines are secured by certain inventory, accounts receivable and the Company’s Canadian pulp mill land and equipment. The interest rates associated with the Canadian agreements are based, at the option of the Company, on specified market rates plus a margin predetermined within the credit agreement. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio, net worth test and minimum interest coverage ratio.

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

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was enacted. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) beginning in 2006, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Company elected to defer recognition of the effects of the Act until final authoritative guidance was issued by the FASB. The FASB issued Staff Position 106-2 on May 19, 2004. This position statement supersedes Staff Position 106-1 and requires measurement of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost reflecting the effects of the Act in the first interim or annual period beginning after June 15, 2004. The Company has concluded that the enactment of the Act was not a significant event and, following the guidance in FAS Staff Position 106-2, will incorporate the effects of the Act in its next measurement of plan obligations. Accordingly, the consolidated financial statements do not reflect the effect the Act may have on the Company’s postretirement plans for its U.S. employees. The Company does not expect the effect of the Act to be material.

The components of net periodic benefit cost related to Company administered plans for the three and nine-month periods ended September 30 were as follows:

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(thousands)
Components of net periodic benefit cost:
Service cost	$768	$702	$2,342	$2,248
Interest cost	1,585	1,431	4,756	4,584
Expected return on plan assets	(1,595)	(1,446)	(4,810)	(4,338)
Amortization of prior service cost	54	51	161	153
Amortization of transition amounts	(2)	(3)	(8)	(9)
Amortization of actuarial loss	249	200	670	600

Net periodic benefit cost	$1,059	$935	$3,111	$3,238

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(thousands)
Components of net periodic benefit cost:
Service cost	$290	$264	$862	$726
Interest cost	578	578	1,720	1,591
Amortization of prior service cost	(14)	—	(42)	—
Amortization of actuarial loss	194	142	561	426

Net periodic benefit cost	$1,048	$984	$3,101	$2,743

In the third quarter of 2004, the Company made a discretionary $1.5 million cash contribution to its U.S. pension plan and does not anticipate any additional contributions to its U.S. plan in 2004. The Company expects to contribute approximately $3.8 million to its Canadian pension plans in 2004.

7.	Segment Information

The Company classifies its business into two operating segments: pulp and wood products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(thousands)
Revenues
Pulp	$104,583	$100,817	$323,322	$276,760
Wood Products
Lumber	84,192	61,901	218,931	160,714
Chips, logs and other	10,369	6,325	27,770	20,240

Total Wood Products	94,561	68,226	246,701	180,954

	$199,144	$169,043	$570,023	$457,714

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(thousands)
Income (loss) before income taxes
Pulp	$3,910	$(2,145)	$13,577	$(4,023)
Wood Products	16,250	3,568	32,355	(2,746)
General Corporate	(3,585)	(3,174)	(10,208)	(6,155)

Operating income (loss)	16,575	(1,751)	35,724	(12,924)
Interest expense, net	(4,985)	(5,350)	(15,385)	(16,053)

	$11,590	$(7,101)	$20,339	$(28,977)

8.	Legal Matters and Contingencies

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

On May 22, 2002, the Company began expensing and making cash deposits of import duties at the 27.22 percent deposit rate, and incurred duties of $14.1 million in the balance of 2002, $29.4 million in 2003 (including $8.8 million and $22.1 million in 2003 in the third quarter and year-to-date, respectively), and $13.0 million and $32.6 million in 2004 in the third quarter and year-to-date, respectively. Accordingly, the Company has made total cash deposits of $76.1 million with respect to lumber imported into the U.S. from May 22, 2002 through September 30, 2004.

The rulings of the ITC and the DOC have been appealed by Canadian authorities to panels under the North American Free Trade Agreement (NAFTA) and of the World Trade Organization (WTO). In August 2004, a NAFTA panel ruled for the third time that the ITC’s determination of a “threat of material injury” from subsidized and dumped imports of Canadian softwood lumber was not supported by substantial evidence, and this time remanded the case to the ITC with explicit instructions to issue a final determination consistent with the panel’s findings. In September 2004, the ITC complied with the NAFTA panel’s order and issued a final decision “that the U.S. softwood industry is not threatened with material injury by reason of subject imports from Canada”. In so doing, the ITC stated for the record that it believed that the NAFTA panel had exceeded its authority, violated NAFTA, seriously departed from fundamental rules of procedure, and committed legal error. The United States government is expected to file an extraordinary appeal to this final decision. If this decision is upheld on appeal, it will have the effect of invalidating the duties on Canadian softwood lumber and requiring the refund of all duties deposited to date. Two other NAFTA panels have been reviewing the DOC’s determinations regarding the ADD deposit rate and the CVD deposit rate, respectively. In response to decisions of these NAFTA panels, the DOC has preliminarily redetermined the CVD deposit rate, adjusting it down from 18.79 percent to 7.82 percent, and the ADD deposit rate, adjusting it from 8.43 percent to 8.85 percent. However, these adjusted rates are subject to further NAFTA panel reviews and will not be implemented until completion of the respective NAFTA proceedings.

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

In addition, as part of the Plan, the Crown has proposed to introduce a market-based timber pricing system for stumpage fees in the British Columbia interior. Although originally targeted for 2004, it now appears that implementation of the market-based system will be delayed with no specified implementation date. Upon implementation, the new system will involve complex formulas that have not been defined and a conceptual framework that is the subject of ongoing discussions between the Crown and industry representatives. Accordingly, while the Company generally believes that a new market-based system will result in some increase in stumpage fees compared to the existing system, the Company cannot estimate the amount of the potential impact.

Environmental Matters

The Company is currently participating in the investigation and environmental remediation of several sites where the Company currently conducts or previously conducted business. The ultimate costs to the Company for the investigation, remediation and monitoring of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. When the estimate of a probable loss is a range, the minimum amount in the range is accrued when no estimate within the range is better than another. As additional information becomes available, the Company’s estimates may change. Remediation costs incurred are charged against the reserves, and the Company has assumed it will bear the entire cost of remediation at these sites.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site sediments and surrounding area at Port Gamble, Washington. The Company is responsible for environmental remediation costs related to five landfills used by the Company that contain wood debris and industrial wastes. As of September 30, 2004, the Company’s remediation efforts for four of the five landfills have been completed. The remaining landfill remediation work will be completed in 2004, and the Company expects to receive a “no further action” letter from WDOE soon thereafter. WDOE requested that the Company perform an investigation of sediments in the bay adjacent to the mill site to determine the extent of wood waste accumulation. The Company completed the bay sediment characterization during 2002 and, in the third quarter of 2003, submitted a sediment clean up action plan related to the wood waste accumulation in the mill site bay. Remediation dredging was completed in 2003 as part of the sediment clean up action plan. The Company received approval of the sediment clean up action plan from WDOE in April 2004. The reserve balance for the Port Gamble site was $0.6 million at September 30, 2004. Remediation costs charged to the reserve in the first nine months of 2004 totaled $0.2 million. The Company expects the remaining remediation costs to be incurred in 2004 and expects to incur monitoring costs through 2013.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to remediate the pond. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company has worked with British Columbia’s Ministry of Land, Water and Air Protection to develop an appropriate remediation strategy, with site testing and partial dredging completed in the third quarter of 2003 resulting in a reduction in pond water contamination to acceptable levels. The reserve balance was $1.0 million at September 30, 2004, representing the estimated cost of a series of partial dredges of the pond to eliminate remaining sources of water contamination. Remediation costs charged to the reserve in the first nine months of 2004 totaled $0.6 million. The Company expects the remaining remediation costs to be incurred in 2004 through 2007.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens, Oregon, required further action. The Company is currently participating in the investigation phase of this site. The remediation reserve balance for this site was $3.6 million at September 30, 2004, representing the low end of the range of estimated future remediation and monitoring costs at this site. The reserve is for the estimated costs of soil and groundwater remediation and post remediation monitoring costs, and is based on the Company’s preliminary assessment of the nature and extent of site contamination and remediation methodology. The Company expects to complete additional bioassay and sediment testing and site analysis in 2004. If site testing results are unfavorable or if ODEQ requires more extensive remediation or monitoring for any other reason, it is reasonably possible that up to $5.0 million of additional remediation and monitoring costs could be incurred based on currently available information and analysis. Remediation costs charged to the reserve in the first nine months of 2004 totaled $0.1 million. The Company currently expects the majority of the remediation costs to be incurred in 2007, with post remediation monitoring costs to begin in 2008 and to continue for 15 years.

Labor Relations

Approximately 80 percent of the Company’s employees are paid on an hourly basis and most of these employees are covered under collective bargaining agreements. In the second quarter of 2004, the Company concluded negotiations with the Canadian unions in Midway, Grand Forks and Boundary covering approximately 381 employees. The renewed contract provides for wage increases totaling 11 percent over a six-year term expiring in June 2009. The Company’s collective bargaining agreement covering approximately 140 employees at the Halsey pulp mill will expire in January 2005.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continued to experience improvement in market prices for lumber while pulp market prices declined slightly during the third quarter of 2004. The Company earned $7.8 million in the third quarter of 2004 on revenues of $199.1 million, compared with a net loss of $4.7 million in the third quarter of 2003 on revenues of $169.0 million and net income of $9.2 million in the second quarter of 2004 on revenues of $193.6 million. The Company earned $13.7 million for the nine months ended September 30, 2004 compared with a net loss of $19.1 million for the same period in the prior year. Net income per diluted share was $0.48 for the third quarter of 2004 and $0.86 for the nine months ended September 30, 2004. This compares with net loss per diluted share of $.30 and $1.22 for the three and nine month periods ending September 30, 2003.

Average prices for pulp and lumber were up significantly in the first nine months of 2004 compared with the same period in 2003. The low interest rate environment and strong home building activity has led to higher demand for wood products. Average lumber price realizations in the third quarter of 2004 were 32 percent higher than the third quarter of 2003 and were 35 percent higher for the nine months ended September 30, 2004 as compared to the same period in 2003. Average pulp price realizations in the third quarter of 2004 were 21 percent higher than in the third quarter of 2003 and were 19 percent higher for the nine months ended September 30, 2004 as compared to the same period a year ago.

The Company continued to be adversely affected by import duties on Canadian softwood lumber as well as a weaker U.S. dollar as compared to the first nine months of 2003. A weakening U.S. dollar relative to the Canadian dollar increases the Company’s reported pulp and wood products manufacturing costs that are incurred primarily in Canadian dollars. The Canadian dollar strengthened by six percent in the third quarter of 2004 compared to the third quarter of 2003 and strengthened four percent compared to the second quarter of 2004. The Company estimates that the change in the Canadian to U.S. dollar exchange rate between 2003 and 2004 increased third quarter and year-to-date 2004 reported cost of goods sold by approximately $5.5 million and $23.8 million, respectively.

Lumber import duties totaled $13.0 million and $32.6 million in the third quarter and year-to-date 2004, respectively, compared with $8.8 million and $22.1 million in the same periods of 2003. The increase in duties paid primarily reflected higher lumber sales prices in 2004.

Selected Segment Data

	Second Quarter	Third Quarter		Nine months ended September 30,
	2004	2004	2003	2004	2003
	(thousands)
Revenues
Pulp	$109,598	$104,583	$100,817	$323,322	$276,760
Wood Products
Lumber	74,996	84,192	61,901	218,931	160,714
Chips, logs and other	8,963	10,369	6,325	27,770	20,240

Total Wood Products	83,959	94,561	68,226	246,701	180,954

	$193,557	$199,144	$169,043	$570,023	$457,714

Operating income (loss)
Pulp	$9,505	$3,910	$(2,145)	$13,577	$(4,023)
Wood Products	13,117	16,250	3,568	32,355	(2,746)
General Corporate	(3,390)	(3,585)	(3,174)	(10,208)	(6,155)

Operating income (loss)	$19,232	$16,575	$(1,751)	$35,724	$(12,924)

Depreciation and amortization
Pulp	$6,841	$7,621	$7,109	$22,114	$21,304
Wood Products	1,722	1,762	1,685	5,282	5,834
General Corporate	399	403	407	1,227	1,020

	$8,962	$9,786	$9,201	$28,623	$28,158

EBITDA (A)
Pulp	$16,346	$11,531	$4,964	$35,691	$17,281
Wood Products	14,839	18,012	5,253	37,637	3,088
General Corporate	(2,991)	(3,182)	(2,767)	(8,981)	(5,135)

	$28,194	$26,361	$7,450	$64,347	$15,234

Lumber import duties	$10,700	$13,000	$8,800	$32,600	$22,100

Pulp (metric tons)
Sales volume	190,400	185,200	216,600	587,800	597,900
Average price realization	$576	$562	$465	$549	$463

Lumber (thousand board feet)
Sales volume	163,200	174,400	168,600	485,500	481,500
Average price realization	$460	$483	$367	$451	$334

(A)	EBITDA equals net income (loss) before income taxes and net interest expense plus depreciation and amortization, and is reconcilable to the Company’s net income (loss) using the depreciation and amortization numbers in the above table and net interest expense and income taxes as indicated in the Consolidated Statement of Operations. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net income (loss).

Pulp

Revenues from the Company’s Pulp business totaled $104.6 million in the third quarter of 2004, compared with $100.8 million in the same quarter of 2003 (an increase of four percent) and $109.6 million in the second quarter of 2004. The third quarter 2004 increase over third quarter 2003 related primarily to higher pulp prices as sales volumes were 14 percent lower in the 2004 period. Pulp generated operating income of $3.9 million in the third quarter of 2004, compared with an operating loss of $2.1 million in the third quarter of 2003 and operating income of $9.5 million in the second quarter of 2004. EBITDA from the Company’s pulp operations totaled $11.5 million in the third quarter of 2004, compared with $5.0 million in the third quarter of 2003 and $16.3 million in the second quarter of 2004.

Pulp generated operating income of $13.6 million on revenues of $323.3 million in the first nine months of 2004, compared with an operating loss of $4.0 million on revenues of $276.8 million for the same period in 2003. EBITDA from Pulp for the first nine months of 2004 was $35.7 million compared with $17.3 million for the first nine months of 2003.

According to RISI World Pulp Monthly, an industry trade publication, the average benchmark list price of NBSK pulp delivered into northern Europe was $633 per metric ton in the third quarter of 2004 compared with $520 per metric ton in the same quarter of 2003 and $647 per metric ton in the second quarter of 2004. For the first nine months of 2004 and 2003, the benchmark prices per metric ton averaged $623 and $517, respectively. The Company’s average pulp price for its mix of chip and sawdust pulp was $562 per metric ton in the third quarter of 2004 compared with $465 per metric ton in the third quarter of 2003, an increase of $97 per metric ton, or 21 percent. Compared with an average pulp sales price of $576 per metric ton in the second quarter of 2004, the Company’s average pulp sales price declined $14 per metric ton, or two percent in the third quarter of 2004. Total metric tons sold in the third quarter of 2004 were 185,200 compared with 216,600 in the same quarter of 2003 and 190,400 in the second quarter of 2004. The lower third quarter 2004 sales volume primarily reflected lower shipments to China and Southeast Asia. Pulp sales volume in the first nine months of 2004 totaled 587,800 metric tons compared with 597,900 metric tons in the same period of 2003.

Pulp cost of sales was $97.9 million in the third quarter of 2004, compared with $100.2 million in the same quarter of 2003, a decrease of two percent, and $95.2 million in the second quarter of 2004. Pulp production totaled 203,600 metric tons in the third quarter of 2004 compared with 199,700 metric tons in the third quarter of 2003 and 192,700 metric tons in the second quarter of 2004. In the third quarter of 2004, the Company’s Mackenzie pulp mill took 12 days of downtime for its planned annual maintenance, reducing production by approximately 7,700 metric tons. In the second quarter of 2004, the Company’s Harmac pulp mill took 18 days of downtime for its planned annual maintenance, reducing production by approximately 21,000 metric tons. As a result of declining market pulp prices, write-downs of pulp inventories totaled $1.4 million at September 30, 2004. Inventory write-downs reflect the difference between production costs and anticipated net sales prices of period-end inventories.

The average cost per metric ton of pulp sold in the third quarter of 2004 increased 14 percent compared with the same period in 2003 and increased six percent when compared with the second quarter of 2004. A significant factor affecting pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the U.S. dollar relative to the Canadian dollar was significantly lower in the third quarter of 2004 than the third quarter of 2003 and on average lower in the first nine months of 2004 compared to the same period in the prior year. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $3.5 million increase in pulp cost of sales, or a four percent increase in the average cost per metric ton of pulp sold in the third quarter of 2004. In the third quarter of 2004, the average cost of pulp sales was also affected by higher fiber costs which rise and fall with the sales price of pulp and by higher energy and maintenance costs.

Year-to-date cost of pulp sales was $299.0 million compared with $271.8 million in the same period of 2003. Pulp production totaled 598,700 metric tons in the 2004 period compared with 587,000 metric tons in the 2003 period. The average cost per metric ton of pulp sold increased 12 percent in the first nine months of 2004 compared with the same period in 2003. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $15.2 million increase in pulp cost of sales, or a six percent increase in the average cost per metric ton of pulp sold for the first nine months of 2004 as compared to the same period in 2003. Higher fiber, energy, labor and maintenance costs account for the remaining increase.

Wood Products

Revenues from the Company’s Wood Products business totaled $94.6 million in third quarter of 2004 compared with $68.2 million in the same quarter of 2003 (an increase of 39 percent) and $84.0 million in the second quarter of 2004. The higher level of revenues in the third quarter of 2004 primarily related to increases in lumber sales prices. Wood Products generated operating income of $16.3 million in the third quarter of 2004, compared with operating income of $3.6 million in the same quarter of 2003 and operating income of $13.1 million in the second quarter of 2004. EBITDA from Wood Products totaled $18.0 million in the third quarter of 2004, compared with a $5.3 million in the third quarter of 2003 and $14.8 million in the second quarter of 2004.

Year-to-date revenues from the Company’s Wood Products business totaled $246.7 million compared with $181.0 million in the same period in 2003. Operating income from Wood Products for the first nine months of 2004 was $32.4 million compared with a loss of $2.7 million for the same period in 2003. EBITDA from Wood Products for the 2004 nine-month period was $37.6 million compared to $3.1 million for the first nine months of 2003.

Mill lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $429 per thousand board feet for the third quarter of 2004 compared with $304 per thousand board feet for the third quarter of 2003 and $429 for the second quarter of 2004. For the first nine months of 2004 and 2003, these lumber prices averaged $406 and $260, respectively. The Company’s lumber sales prices averaged $483 per thousand board feet in the current quarter, an increase of $116 per thousand board feet, or 32 percent, compared with $367 in the third quarter of last year. Compared with an average lumber sales price of $460 per thousand board feet in the second quarter of 2004, the Company’s average lumber sales price improved $23 per thousand board feet, or five percent, in the third quarter of 2004. Lumber sales volume increased three percent to 174.4 million board feet in the third quarter of 2004 compared with 168.6 million board feet in the same quarter of 2003. Lumber sales volumes of 485.5 million board feet in the first nine months of 2004 were up one percent compared with 481.5 million board feet for the same period in 2003.

Wood Products cost of sales was $76.9 million in the third quarter of 2004 compared with $63.6 million in the same quarter of 2003, an increase of 21 percent, and $69.3 million in the second quarter of 2004. Included in cost of sales were lumber import duties of $13.0 million in the third quarter of 2004, $8.8 million in the third quarter of 2003 and $10.7 million in the second quarter of 2004. Lumber production totaled 169.0 million board feet in the third quarter of 2004, compared with 145.0 million board feet in the same period of last year and 173.7 million board feet in the second quarter of 2004. The average cost per thousand board feet of lumber sold was 17 percent higher in the third quarter of 2004 compared with the same quarter of 2003 and 11 percent higher compared with the second quarter of 2004. The change in the amount of lumber import duties included in cost of sales in the third quarter of 2004 compared with the third quarter of 2003 increased the average cost of lumber sold per thousand board feet by approximately six percent. Another significant factor affecting Wood Products cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate between the third quarter of 2003 and the third quarter of 2004 resulted in an approximately $2.0 million increase in Wood Products cost of sales, or a three percent increase in the average cost per thousand board feet of lumber sold in the third quarter of 2004. The remaining increase in the average cost of lumber sold related to higher log and logging costs primarily as a result of logs acquired under higher priced timber contracts in the U.S. lumber operations.

For the first nine months of 2004, cost of sales for Wood Products was $210.1 million compared with $180.3 million in the first nine months of 2003, an increase of 17 percent. Lumber production totaled 503.9 million board feet in the first nine months of 2004, compared with 468.5 million board feet in the same period of 2003. The average cost per thousand board feet of lumber sold was 16 percent higher and volume was one percent higher in the first nine months of 2004, compared with the same period of 2003. The change in the amount of lumber import duties included in cost of sales in the first nine months of 2004 compared with the same period in 2003 increased the average cost of lumber sold per thousand board feet by approximately six percent. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate between the first nine months of 2003 and the first nine months of 2004 resulted in an approximately $8.6 million increase in Wood Products cost of sales, or a five percent increase in the average cost per thousand board feet of lumber sold year-to-date in 2004. The remaining increase in the average cost of lumber sold related primarily to higher freight, log and logging costs.

Selling, General and Administrative Expenses, Interest Expense, net and Income Taxes

Selling, general and administrative expenses (SG&A) for the third quarter and the first nine months of 2004 totaled $7.8 million and $25.3 million, respectively, compared with $7.0 million and $18.6 million in the same periods of 2003, respectively. SG&A expenses in the third quarter of 2004 were $0.8 million higher than the same period of 2003. In the current quarter as compared to the same period a year ago, bad debt expense increased $0.3 million and employee incentive costs increased $0.5 million. The first nine months of 2004 included an increase of $1.5 million in bad debt expense related to the significantly weakened financial position of two pulp customers, $1.7 million of employee incentive plan costs due to improved financial performance and $0.4 million in costs associated with the Company’s sale of accounts receivable under its Receivable Purchase Agreement. During the second quarter of 2003, the Company received $3.0 million cash in settlement of various environmental claims with one of its insurance carriers, which was recorded as a reduction in SG&A expense.

Net interest expense for the third quarter and the first nine months of 2004 totaled $5.0 million and $15.4 million, respectively, compared with $5.4 million and $16.1 million in the same periods of 2003, respectively. For the nine months ended September 30, 2004, the Company reduced borrowings under its revolving credit lines by $19.0 million and paid down other long-term debt by $4.0 million.

The Company’s effective tax rate was 33 percent for the third quarter and the first nine months of 2004, compared with a benefit rate of 34 percent for the same periods of 2003. The Company’s effective tax benefit rate for the year 2003 was 39 percent. Effective income tax rates for interim periods are based on the current best estimate of taxable earnings for the full year. This rate is applied to year-to-date income or loss at the end of each quarter. The 2004 effective rate is less than the statutory rate primarily due to tax benefits in the third quarter of 2004 totaling $0.5 million due to realization of a favorable rate differential on the carryback of 2003 Canadian losses to higher tax rate years and the recognition of $0.5 million of Canadian scientific research and experimentation tax credits in the second quarter of 2004. The Company’s effective tax rate can fluctuate due to changing income levels, the mix of domestic and foreign sources of income, tax credits and other adjustments, and therefore the effective tax rate for the year 2004 is subject to change.

Liquidity and Capital Resources

Operating Activities

The Company funds its ongoing operations and growth primarily through cash from operations, borrowings under credit facilities and issuances of new debt securities. The primary drivers of net cash from operations are prices the Company receives for its products, exchange rate fluctuations and cash deposits made on lumber imports into the United States. Net cash provided by operating activities was $43.4 million in the first nine months of 2004 compared with net cash used for operating activities of $3.1 million in the first nine months of 2003. The increase in net cash provided by operating activities related primarily to higher sales prices for the Company’s products. Significant changes in working capital for the first nine months of 2004 as reflected in the Consolidated Statement of Cash Flows included an increase in accounts receivable of $6.1 million, primarily due to higher product sales prices. Inventories increased $20.6 million primarily due to higher pulp, lumber and wood chip inventories. Accounts payable and accrued liabilities increased $22.1 million from year-end 2003, primarily related to the planned annual maintenance costs incurred in September at the Mackenzie pulp mill and to higher accruals for interest, payroll and employee benefits.

Significant changes in working capital in the first nine months of 2003 included an increase in accounts receivable of $16.1 million, primarily due to higher pulp and lumber prices and sales volumes. Inventories decreased $21.7 million due to reductions in saw logs, lumber and pulp. Other changes in working capital items increased working capital $4.7 million.

Investing Activities

The Company invested $18.1 million in capital projects in the first nine months of 2004 and estimates that total 2004 capital spending will be approximately $27 million. These capital projects relate primarily to upgrading of existing operations and include a limited number of relatively small, high-return projects. Capital expenditures for the first nine months of 2003 totaled $13.7 million. In March 2004, the Company’s revolving credit facility with a U.S. bank and its related restricted cash requirement expired.

Financing Activities

The long-term debt to total capitalization ratio was 57 percent at September 30, 2004, compared with 63 percent at December 31, 2003. Significant financing activities for the first nine months of 2004 as reflected in the Consolidated Statement of Cash Flows included reduction of net borrowings under the Company’s revolving credit lines totaling $19.0 million and cash inflows of $6.9 million resulting from the exercise of 553,000 stock options. At September 30, 2004, the Company was in compliance with all applicable debt covenants, including maximum leverage ratios, net worth tests and minimum interest coverage ratios. The debt agreements related to the Company’s 8 3/8% debentures and senior notes do not contain any financial covenants. As of September 30, 2004, Moody’s Investor Service has rated the Company’s senior unsecured debt Ba3 with a stable outlook. Standard & Poor’s Rating Services rating for the Company’s corporate and senior unsecured debt was BB with a negative outlook.

In June 2004, the Company’s $150 million Canadian (approximately $118 million U.S.) revolving bank line of credit agreement, consisting of two extendable revolving credit facilities, was renewed through July 31, 2005. The maximum borrowings under one line totals $80 million Canadian (approximately $63 million U.S.) and converts into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $70 million Canadian (approximately $55 million U.S.) of revolving borrowings and converts into a one-year term loan upon expiration of the revolving credit provisions. The lines are secured by the Company’s Canadian pulp mill land, equipment and certain inventory and accounts receivable. The interest rates associated with the Canadian agreements are based, at the option of the Company, on specified market rates plus a margin predetermined within the credit agreement. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio, net worth test and minimum interest coverage ratio.

The Company’s $15 million U.S. revolving line of credit agreement expired in March 2004 and was replaced by a three-year revolving line of credit agreement with another U.S. bank. The agreement, expiring in March 2007, provides for maximum borrowings of $25 million and is secured by certain accounts receivable and inventories.

The Company’s ability to borrow additional amounts under its revolving lines of credit at a particular point in time is subject to the amount of cash on hand, the availability of adequate collateral, letters of credit outstanding and compliance with existing financial covenants. As of September 30, 2004, the Company had borrowing capacity under its revolving lines of credit of approximately $98 million. The Company expects to meet its cash requirements in 2004 through a combination of cash generated from operations, existing cash balances and existing or future credit facilities, sale of assets, if any, and other debt or equity resources. The Company intends to reduce its debt levels over time by applying any net cash flow from operations after capital spending, and proceeds from the sale of assets or equity issuances.

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

Exchange Rate Fluctuations

Although the Company’s sales are made primarily in U.S. dollars, a substantial portion of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, could adversely affect the Company’s results of operations and cash flows. A substantial portion of the Company’s pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects the Company’s customers’ ability to pay and the Company’s relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on the Company’s business, financial condition and results of operation. For example, a change in the U.S. to Canadian dollar translation rate from 1.29 to 1.28 would decrease pre-tax income as measured in U.S. dollars by an estimated $3.4 million U.S. on an annual basis.

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

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. The Plan states that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown lands, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. Because the first 200,000 cubic meters of annual allowable cut (AAC) are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s existing AAC. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. The Company expects its historical mix of approximately 70 percent tenure acquired logs and 30 percent open market log purchases to shift to a mix of 60 percent tenure acquired logs and 40 percent open market log purchases. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC.

In addition, as part of the Plan, the Crown has proposed to introduce a market-based timber pricing system for stumpage fees in the British Columbia interior. Although originally targeted for 2004, it now appears that implementation of the market-based system will be delayed with no specified implementation date. Upon implementation, the new system will involve complex formulas that have not been defined and a conceptual framework that is the subject of ongoing discussions between the Crown and industry representatives. Accordingly, while the Company generally believes that a new market-based system would result in some increase in stumpage fees compared to the existing system, the Company cannot estimate the amount of the potential impact. To provide some perspective, in 2004 the Company has paid approximately $6.6 million in stumpage fees to the Crown, representing three percent of the total cost of sales of the Wood Products business. The actual effect, if any, on the Company’s future supply and cost of logs, chips and sawdust to its Canadian operations cannot be determined at this time.

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

Financial Leverage

The Company’s long-term debt as a percentage of total capitalization at September 30, 2004 was 57 percent. While the Company’s leverage level is not unusual for the forest products and pulp industries, this leverage, or higher leverage if the Company were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Higher levels of leverage may require a substantial portion of the cash flow from operations to satisfy debt service requirements, thereby reducing the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. Higher leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for interest rates relates primarily to short- and long-term debt. The Company’s investment in marketable securities at September 30, 2004 and December 31, 2003 was not significant. The Company’s debt is primarily fixed rate with ten percent of total debt at variable rates at September 30, 2004, and therefore, net income is not materially affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company’s net investment in Canadian operations. The Company’s net investment in Canadian subsidiaries is not hedged. The net assets of Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $225.1 million at September 30, 2004. The potential change in fair value resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $22.5 million at September 30, 2004. Any gain or loss in fair value would be reflected as a cumulative foreign currency translation adjustment and would not affect cash flows or reported net income or loss of the Company.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries and Canadian dollar denominated intercompany loans made by the parent company. The Company periodically uses foreign exchange contracts to manage a portion of its exposure to foreign currency transactions, but historically has not entered into material currency rate hedges with respect to exposure from its operations in Canada. The notional value of foreign currency exchange contracts outstanding at September 30, 2004 and December 31, 2003 was $6.0 million and $10.0 million, respectively.

The Company utilizes well-defined financial contracts in the normal course of its operations as a means to manage certain commodity price risks. The majority of these contracts are fixed-price contracts for future purchases of energy, primarily natural gas and electricity, which meet the definition of “normal purchases or normal sales” and therefore, are not considered derivative instruments for accounting purposes. There were no contracts outstanding at September 30, 2004 or December 31, 2003 that were considered derivative instruments. The Company generally enters into forward natural gas purchase contracts to fix the cost of approximately 40 percent to 60 percent of its winter natural gas consumption, with lower percentage amounts fixed during the summer months. At September 30, 2004, the Company had purchased forward less than five percent of its winter natural gas consumption. Historically the Company’s forward purchase contracts for electricity and natural gas cover periods of twelve months or less. The Company buys forward 100 percent of its electricity requirements for its Halsey pulp mill and at September 30, 2004 had purchased forward electricity through October 2004 at market indexed prices.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 8. Legal Matters and Contingencies of the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.

ITEM 6. Exhibits

(a) Exhibits

Exhibit 10.1.10	Form of Restricted Stock Award Agreement used for restricted stock awards to executive officers under the Company’s Employee Stock Option Plan.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC.
Registrant

Date: October 29, 2004	/s/ Richard K. Atkinson
Richard K. Atkinson
Vice President and
Chief Financial Officer