Form 10-K/A
period 2003-12-31
POPE & TALBOT INC /DE/
filed 2004-11-29
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 1-7852

POPE & TALBOT, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-0777139
(State of incorporation)	(IRS Employer Identification No.)

1500 SW 1st Avenue, Suite 200 Portland, Oregon 97201	503-228-9161
(Address of principal executive offices)	Registrant’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, par value $1.00	New York Stock Exchange, Pacific Stock Exchange
Rights to purchase Series A Junior Participating Preferred Stock	New York Stock Exchange, Pacific Stock Exchange

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of Pope & Talbot, Inc. for the year ended December 31, 2003 has been filed to add the words “at the reasonable assurance level” to the second sentence of the first paragraph of Item 9A. This filing also includes currently dated certifications. This Form 10-K/A does not reflect events occurring after the original filing of the Annual Report on Form 10-K.

POPE & TALBOT, INC.

2003 FORM 10-K/A

PART II

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined by the Securities and Exchange Commission, as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.

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

The following financial statements of the Company are included in this report:

Consolidated balance sheets at December 31, 2003 and 2002 (filed with amended 2003 Annual Report on Form 10-K/A Amendment No. 1 on September 30, 2004).

Consolidated statements of operations for years ended December 31, 2003, 2002 and 2001 (filed with amended 2003 Annual Report on Form 10-K/A Amendment No. 1 on September 30, 2004).

Consolidated statements of cash flows for years ended December 31, 2003, 2002 and 2001 (filed with amended 2003 Annual Report on Form 10-K/A Amendment No. 1 on September 30, 2004).

Consolidated statements of stockholders’ equity for years ended December 31, 2003, 2002 and 2001 (filed with amended 2003 Annual Report on Form 10-K/A Amendment No. 1 on September 30, 2004).

Notes to Consolidated Financial Statements (filed with amended 2003 Annual Report on Form 10-K/A Amendment No. 1 on September 30, 2004).

Report of Independent Registered Public Accounting Firm – KPMG LLP (filed with amended 2003 Annual Report on Form 10-K/A Amendment No. 1 on September 30, 2004).

Report of Independent Public Accountants – Arthur Andersen LLP (filed with amended 2003 Annual Report on Form 10-K/A Amendment No. 1 on September 30, 2004).

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

10.1.	Executive Compensation Plans and Arrangements

10.1.1.	Employee Stock Option Plan, as amended April 26, 2001. (Incorporated herein by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC file No. 1-7852)).

10.1.2.	Executive Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the SEC on March 31, 1993 (SEC File No. 1-7852)).

10.1.3.	Deferral Election Plan. (Incorporated herein by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 filed with the SEC on March 31, 1993 (SEC File No. 1-7852)).

10.1.4.	Supplemental Executive Retirement Income Plan. (Incorporated herein by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 filed with the SEC on March 25, 1991 (SEC File No. 1-7852)).

10.1.5.	Form of Severance Pay Agreement among the Company and certain of its executive officers. (Incorporated herein by reference to Exhibit 10.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File No. 1-7852)).

10.1.6.	1996 Non-Employee Director Stock Option Plan, as amended April 26, 2001. (Incorporated herein by reference to Exhibit 10.1.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC File No. 1-7852)).

10.1.7.	Special Non-Employee Director Stock Retainer Fee Plan. (Incorporated herein by reference to Exhibit 99.5 to the Company’s Form S-8 filed with the SEC on February 22, 1999 (SEC File No. 333-72737)).

10.1.8.	Split Dollar Life Insurance Agreement between the Company and Maria M. Pope, as trustee of the Pope Grandchildren’s Trust, dated December 21, 1999. (Incorporated herein by reference to Exhibit 10.1.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 24, 2000 (SEC File No. 1-7852)).

10.1.9.	Restricted Stock Award Agreement entered into on April 26, 2001 effective as of September 9, 1999 between the Company and Michael Flannery. (Incorporated herein by reference to Exhibit 10.1.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC File No. 1-7852)).

10.2.	Lease agreement between the Company and Shenandoah Development Group, Ltd., dated March 14, 1998, for Atlanta diaper mill site as amended September 1, 1988 and August 30, 1989. (Incorporated herein by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990, filed with the SEC on March 25, 1991 (SEC File No. 0-928)).

10.3.	Lease agreement between the Company and Shenandoah Development Group, Ltd., dated July 31, 1989, for additional facilities at Atlanta diaper mill as amended August 30, 1989 and February 1990. (Incorporated herein by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990, filed with the SEC on March 25, 1991 (SEC File No. 0-928)).

10.4.	Province of British Columbia Tree Farm License No. 8, dated March 1, 1995. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 13, 1996 (SEC File No. 1-7852)).

10.5.	Province of British Columbia Tree Farm License No. 23, dated March 1, 1995. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 13, 1996 (SEC File No. 1-7852)).

10.6.	Province of British Columbia Forest License A18969, dated December 1, 1993. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 13, 1996 (SEC File No. 1-7852)).

10.7.	Amended and Restated Credit Agreement dated June 6, 2003, between the Company and Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Western Bank. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on July 31, 2003 (SEC File No. 1-7852)).

10.8.	First Amending Agreement to Amended and Restated Credit Agreement dated June 6, 2003 between the Company and Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Western Bank dated July 23, 2003 (filed with original 2003 Annual Report on Form 10-K on March 12, 2004).

10.9.	Second Amending Agreement to Amended and Restated Credit Agreement dated June 6, 2003 between the Company and Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Western Bank dated October 30, 2003 (filed with original 2003 Annual Report on Form 10-K on March 12, 2004).

10.10.	Third Amending Agreement to Amended and Restated Credit Agreement dated June 6, 2003 between the Company and Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Western Bank dated December 19, 2003 (filed with original 2003 Annual Report on Form 10-K on March 12, 2004).

21.1.	List of subsidiaries (filed with original 2003 Annual Report on Form 10-K on March 12, 2004).

23.1.	Consent of Independent Registered Public Accounting Firm (filed with amended 2003 Annual Report on Form 10-K/A Amendment No. 1 on September 30, 2004).

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On October 23, 2003, the Company filed a Form 8-K to furnish the Securities and Exchange Commission its earnings release announcing third quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 29th day of November, 2004.

POPE & TALBOT, INC.

By:	/s/ Michael Flannery
Michael Flannery
Chairman of the Board