Form 10-Q/A
period 2004-03-31
POPE & TALBOT INC /DE/
filed 2004-11-29
CIK 311871

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Pope & Talbot, Inc. for the quarterly period ended March 31, 2004 has been filed to add the words “at the reasonable assurance level” to the second sentence of the first paragraph of Item 4 of Part I. This filing also includes currently dated certifications. This Form 10-Q/A does not reflect events occurring after the original filing of the Quarterly Report on Form 10-Q.

2

PART I. FINANCIAL INFORMATION

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

3

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

POPE & TALBOT, INC.
Registrant

Date: November 29, 2004	/S/ Richard K. Atkinson
Richard K. Atkinson
Vice President and
Chief Financial Officer

4