Form 10-Q/A
period 2004-06-30
POPE & TALBOT INC /DE/
filed 2004-11-29
CIK 311871

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Pope & Talbot, Inc. for the quarterly period ended June 30, 2004 has been filed to add the words “at the reasonable assurance level” to the second sentence of the first paragraph of Item 4 of Part I. This filing also includes currently dated certifications. This Form 10-Q/A does not reflect events occurring after the original filing of the Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.7	Second Amended and Restated Credit Agreement dated June 11, 2004 between the Company and the Toronto-Dominion Bank, Bank of Montreal, The Bank of Nova Scotia, Canadian Western Bank, HSBC Bank Canada and Caisse Centrale Desjardins (filed with original June 30, 2004 Quarterly Report on Form 10-Q on July 30, 2004).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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