Form 10-Q/A
period 2004-09-30
POPE & TALBOT INC /DE/
filed 2004-11-29
CIK 311871

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Pope & Talbot, Inc. for the quarterly period ended September 30, 2004 has been filed to add the words “at the reasonable assurance level” to the second sentence of the first paragraph of Item 4 of Part I. This filing also includes currently dated certifications. This form 10-Q/A does not reflect events occurring after the original filing of the Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits

(a) Exhibits

Exhibit 10.1.10	Form of Restricted Stock Award Agreement used for restricted stock awards to executive officers under the Company’s Employee Stock Option Plan (filed with original September 30, 2004 Quarterly Report on Form 10-Q on October 29, 2004).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC.
Registrant

Date: November 29, 2004	/s/ Richard K. Atkinson
Richard K. Atkinson
Vice President and
Chief Financial Officer

4