Form 10-K
period 2004-12-31
POPE & TALBOT INC /DE/
filed 2005-03-16
CIK 311871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting stock held by nonaffiliates of the registrant was $297,766,507 as of June 30, 2004 ($19.77 per share).

16,246,228

(Number of shares of common stock outstanding as of February 28, 2005)

Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders to be held on May 5, 2005.

POPE & TALBOT, INC.

2004 FORM 10-K

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in domestic and international general economic conditions;

•	changes in competitive conditions and prices for the Company’s products, particularly the effects of competition from domestic and foreign producers;

•	changes in the relationship between supply of and demand for pulp and wood products, including the effects of industry-wide increases in manufacturing capacity;

•	changes in the relationship between supply of and demand for raw materials used in manufacturing of the Company’s products;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar;

•	changes in cost and availability of capital, particularly the adequacy of the Company’s capital resources and liquidity;

•	changes in the performance of pension fund investments, projected rates of return and assumed discount rates;

•	unforeseen environmental liabilities or expenditures;

•	changes in general and industry-specific environmental laws and regulations, particularly the impact of forest management programs and sustainable forest management systems and the effects of the resolution of Canadian aboriginal land claims;

•	acts of God or public authorities, war, civil unrest, fire, floods, earthquakes and other matters beyond the Company’s control.

In addition to specific factors that may be described in connection with any particular forward-looking statements, factors that could cause actual results to differ materially include those set forth under “Cautionary Language Regarding Forward-Looking Statements” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless required by law, the Company does not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, readers should carefully review the reports and documents the Company files from time to time with the Securities and Exchange Commission, particularly its Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

Introduction

Pope & Talbot, Inc. (the “Company”) is a pulp and wood products company, founded in 1849, with headquarters in Portland, Oregon. The Company’s primary operations are located in Oregon, South Dakota and British Columbia, Canada. The Company had 2,244 employees as of December 31, 2004. The Company’s common stock trades on the New York and Pacific stock exchanges under the symbol POP.

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

On December 22, 2004, the Company entered into a definitive agreement to purchase the assets of the Fort St. James sawmill, including timber tenures with 640,000 cubic meters of annual allowable cut, from Canfor Corporation for approximately $39 million Canadian (approximately $32 million U.S.), plus the value of certain inventory, less the amount of reforestation and certain other liabilities to be determined at closing. The transaction is subject to normal course regulatory filings and other customary conditions and is expected to close after discussions between the Provincial government of British Columbia and First Nations regarding forest management have concluded.

The Fort St. James sawmill, located in the northern interior of British Columbia, has an annual capacity of approximately 250 million board feet of spruce, pine, fir (“SPF”) lumber production. The mill’s production is complementary to the Company’s existing lumber mills. The acquisition of the Fort St. James sawmill will diversify the Company’s resource base and significantly increase the Company’s timber base.

Pulp Business

The pulp business operates three pulp mills, located in Halsey, Oregon and in Nanaimo and Mackenzie, British Columbia, with approximately 807,000 metric tons of total annual capacity and the ability to offer customers a variety of pulp products.

Canadian Operations

Harmac Mill Operations and Fiber Supply

With a current annual capacity of approximately 392,000 metric tons, the Harmac mill is one of the largest producers of market pulp in Canada, according to PricewaterhouseCoopers LLP’s Market Pulp Benchmarking Study of 2003. The Harmac mill manufactures a wide range of high-quality NBSK pulp made from custom blends of western hemlock, balsam, western red cedar and Douglas fir.

The Company has a long-term fiber supply agreement for the Harmac mill with Weyerhaeuser Company Limited (Weyerhaeuser) that allows the Company to acquire up to 1.7 million cubic meters of fiber per year through 2019, which represents approximately 80 percent of Harmac’s fiber requirements. Under this contract, fiber is purchased at market prices, or at prices determined under a formula intended to reflect fair market value of the fiber, and which takes into account the net sales value of pulp sold by the Harmac mill.

Weyerhaeuser has agreed that it will supply, in addition to the minimum volumes to which it is committed under the long-term fiber agreement, the fiber required to fulfill the balance of the Harmac mill’s operating requirements, provided that such fiber is available in the market without detriment to Weyerhaeuser’s own operations. In addition, the Company has entered into arrangements with other independent fiber suppliers to provide wood chips incremental to that provided by Weyerhaeuser. To a limited degree, the Harmac mill also has the ability to acquire wood chips from the Company’s Canadian sawmills. In 2004, the Company purchased 46% of its fiber requirements from non-Weyerhaeuser, independent fiber suppliers.

Mackenzie Mill Operations and Fiber Supply

Located in northern British Columbia, the Mackenzie pulp mill is known for producing a particularly fine grade of NBSK pulp from chips and sawdust. A synergistic fit with the Company’s existing Harmac and Halsey pulp mills, the Mackenzie facility provides the Company the ability to offer customers additional types of products. The Mackenzie mill has an annual production capacity of approximately 230,000 metric tons.

The Company’s Mackenzie pulp mill purchased approximately 70 percent of its fiber requirements in 2004 from sawmills also located in Mackenzie, British Columbia and currently operated by Canfor Corporation (Canfor), primarily under long-term, “evergreen” contracts. Under these contracts, fiber is purchased at market prices, or at prices determined under a formula intended to reflect the fair market value of the fiber, and which takes into account the net sales value of pulp sold by the Mackenzie mill. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Canfor. The Company believes there is an abundance of fiber resources available within an economic radius of the mill that will be adequate for the Mackenzie pulp mill’s requirements.

U.S. Operations

Halsey Mill Operations and Fiber Supply

The Halsey mill, with an annual capacity of approximately 185,000 metric tons, produces NBSK pulp that is sold in various forms to printing and writing paper, tissue, and newsprint manufacturers in the Pacific Northwest, Asia, and European markets. In addition, Halsey’s unbleached pulp is utilized in the production of cement fiber board. To make the mill compliant with the Environmental Protection Agency’s “Cluster Rules”, the Company has made significant capital investments over the last six years, primarily related to its chlorine dioxide facility. The Company currently estimates the cost of compliance with the portion of the Cluster Rules that become effective in 2006 at $2.5 million and expects to incur the majority of this cost in 2005.

Substantially all of the Company’s wood chip and sawdust requirements for the Halsey pulp mill are satisfied through purchases from third parties. The Company has long-term chip and sawdust supply arrangements or established supplier relationships with sawmills and veneer plants in the Pacific

Northwest. The Company has the capability of using both sawdust and wood chips as a raw material. Sawdust has historically been less expensive than softwood chips as a raw material for pulp production. In 2004, approximately 52 percent of Halsey’s production was sawdust pulp. Additionally, the Company continues to use an expanded geographic base to maintain an adequate supply of chips for the portion of the Halsey pulp mill’s production which is based on softwood chips. The Company believes that, based on existing wood chip and sawdust availability both within the Willamette Valley region of Oregon and from other sources, fiber resources will be adequate for the Company’s requirements at the Halsey pulp mill for the foreseeable future. In conjunction with the fiber acquisition program for the Halsey pulp mill, the Company brokered wood chips for sale primarily into the export market until the first quarter of 2003, when the Company discontinued brokering wood chips. The revenues related to wood chip brokering have been reported in Wood Products revenues.

Marketing and Distribution

The Company’s pulp is marketed globally through sales offices in Portland, Oregon and Brussels, Belgium and through agency sales offices around the world. In 2004, approximately 43 percent of the pulp segment’s revenues were derived from sales to Europe, 29 percent to North America, 25 percent to Asia and three percent to other markets. The Company sold pulp products to numerous customers during 2004, none of which accounted for more than 10 percent of consolidated revenues.

In 2004, approximately 51 percent of the Company’s pulp was sold to customers at market prices under long-term or “evergreen” contracts, renewable each year. Approximately 39 percent was sold to other repetitive customers without contract, with the balance sold on a spot basis. By establishing and maintaining long-term contractual relationships, the Company is better able to forecast and regulate production.

Backlog

The Company’s pulp customers enter into contracts for periods of one to three years or purchase pulp on a spot basis. The contractual customers provide the Company with annual estimates of their requirements, followed by periodic orders based on more definitive information. At December 31, 2004, the Company’s backlog of orders believed to be firm for both contractual and non-contractual customers was $113.9 million compared with $82.6 million at December 31, 2003. The backlog of pulp orders at year-end represents orders which are expected to be filled in the first quarter of the following year.

Competition

The pulp industry is highly competitive, with a substantial number of competitors having extensive financial resources, manufacturing expertise and sales and distribution organizations, many of which are larger than the Company, but none of which is believed to be dominant. Canada and the Nordic countries produce substantially more market pulp than they consume, with the surplus being sold in Northern Europe, the United States, Japan and other Asian countries. Canada, Finland, Norway and Sweden are the principal suppliers of northern bleached softwood kraft pulp to world markets. The United States is a large exporter of hardwood and southern softwood pulp. Latin America also exports both hardwood and softwood pulp.

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

Wood Products Business

The Company’s wood products business involves the manufacture and sale of dimension lumber and boards. At December 31, 2004, the wood products business, with current estimated annual capacity of approximately 742 million board feet, operated three sawmills in British Columbia and one sawmill in the Black Hills region of South Dakota. Wood chips and other by-products of the Company’s lumber operations are also sold. During the last three years, revenues from lumber sales were approximately 85 percent or more of total wood products revenues with the balance being wood chips, other residuals and logs. Logs, which are raw material for the Company’s wood products operations, are obtained through long-term cutting licenses on public lands, open log market purchases, competitive bidding from federal agencies and long-term contracts on private lands.

Canadian Operations

Approximately 84 percent of the Company’s current lumber capacity is located in British Columbia. The Canadian wood products division operates the Midway, Castlegar, and Grand Forks lumber mills in southern British Columbia, as well as the Arrow Lakes and Boundary Timber forestry divisions. Castlegar is the Company’s largest sawmill, offering a broad mix of western Canadian species in various widths and lengths up to 24 feet. The Grand Forks and Midway mills are significant producers of machine stress rated (MSR) lumber. Approximately 66 percent of the timber requirements for the Canadian mills in 2004 was obtained from the Provincial Government of British Columbia under long-term cutting licenses on 4.6 million acres of public lands with the remaining 34 percent purchased in competitive open log markets.

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

The Forest Act empowers the Ministry of Forests to grant timber tenures, including Tree Farm Licenses (TFLs), Forest Licenses (FLs) and timber sale licenses. The annual allowable cut (AAC) for timber tenures is determined by the Ministry of Forests on a sustained yield basis and reflects timber conditions, regional and local economic and social interests, and environmental considerations. Cut control periods may not exceed five years. There are currently no annual minimum cut requirements; however, penalties are applied if the maximum AAC for the cut control period (generally five years) is exceeded by more than ten percent. The Company’s AAC was approximately 1.2 million cubic meters at December 31, 2004.

A TFL is an area-based tenure granted for a term of 25 years that is generally replaced every five years for a further 25-year term, subject to satisfactory performance by the licensee of its forest management obligations as determined by the Ministry of Forests. Approximately 64 percent of the Company’s AAC in 2004 was derived from two TFLs (TFL 8 and TFL 23) covering 1.6 million acres of timberland. TFLs are considered the most secure form of timber tenure. The Company’s two TFLs were both replaced effective March 1, 2000 with 25-year terms and are in the process of being renewed for another twenty-five year term.

Provincial government timberlands that are not designated as TFLs are organized into timber supply areas (TSAs). FLs are issued within each TSA with the overall harvest for the TSA managed by the Ministry of Forests on a sustained yield basis. FLs are volume based tenures that authorize a specified volume of timber to be cut within a specific TSA. FLs have a term of 15 years and are generally replaceable every five to 10 years for a further 15-year term, subject to satisfactory performance by the licensee of its forest management obligations as determined by the Ministry of Forests. The Company has one FL located in the Boundary TSA that provided approximately 36 percent of the Company’s AAC in 2004. This FL, covering a total of 1.4 million acres, was replaced on December 1, 1998 for a 15-year term. The Company is in compliance in all material respects with the terms of its forest tenures.

Provincial legislation requires the Chief Forester for British Columbia to review sustainable timber harvesting levels in each TFL and TSA in the Province generally every five years. Such determinations involve the Company’s FL and two TFLs. The annual allowable cut for TFL 8 was increased 21 percent in 2002 as a result of the Chief Forester’s timber supply review.

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, are required to return 20 percent of their replaceable tenure to the Crown. The Plan states that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. Because the first 200,000 cubic meters of AAC are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s existing annual allowable cut. The Company has worked with the Crown on identifying specific areas designated for the take-back. Compensation discussions have not yet commenced. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. The Company expects its historical mix of approximately 70 percent tenure acquired logs and 30 percent open market log purchases to shift to a mix of approximately 55 percent tenure acquired logs and 45 percent open market log purchases. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC. These reductions are expected to go into effect in late 2005 and be completed in 2006.

In addition, as part of the Plan, the Crown has proposed to introduce a market-based timber pricing system for stumpage fees in the British Columbia interior. The market-based timber pricing system was originally targeted to be implemented in 2004; however, it now appears that the provincial government is re-evaluating this system with no specific implementation date. If implemented, the new system will involve complex formulas that have not been defined and a conceptual framework that is the subject of ongoing discussions between the Crown and industry representatives. Accordingly, while the Company generally believes that a new market-based system would result in some increase in stumpage fees compared to the existing system, the Company cannot estimate the amount of the potential impact. To provide some perspective, in 2004 stumpage fees represented less than five percent of the total cost of sales of the Wood Products business. The actual effect, if any, on the Company’s future supply and cost of logs, chips and sawdust to its Canadian operations cannot be determined at this time.

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

The Company’s Canadian forest operations implemented an Environmental Management System in 2000 and received certification under ISO 14001, which is an international standard for environmental systems. This system offers third party verification that the Company is committed to environmental protection of its operating areas, as well as the continual improvement of its performance with regard to the environment. The Company’s ISO 14001 re-registration, required every three years, was completed in 2003. Furthermore, in 2002, the Company’s Canadian forest operations, as the result of a rigorous third party audit, were certified that the Company has met all of the requirements of the American Forest & Paper Association’s (AF&PA) Sustainable Forestry Initiative (SFI®) program. In 2005, the Company will undergo an SFI program re-registration audit for certification. The SFI program standard includes a land stewardship ethic that integrates the managing, growing, nurturing, harvesting and reforesting and replanting of trees with the conservation of soil, air and water quality, wildlife and fish habitat and aesthetics. Support for and conformity to the SFI program is mandatory for AF&PA member companies.

The Company’s Canadian forest operations are carried out on public forestlands that are subject to the constitutionally protected treaty or common law rights of the First Nations People of Canada. Most of the lands in British Columbia are not covered by treaties and, as a result, the claims of British Columbia’s First Nations People relating to these forest resources are largely unresolved. To address these claims, the governments of Canada and British Columbia instituted a negotiation process under the administration of a treaty commission. Any settlements that may result from the negotiation process may involve a combination of cash and resources and grants of conditional rights to gather food on public lands and some rights of self-government. The effect of any treaties on timber tenure rights, including the Company’s timber tenures, cannot be estimated at this time. Such claims may, in the future, result in: a decrease in the lands available for forest operations under British Columbia licenses, including the Company’s licenses and contracts; additional restrictions on the sale and harvest of timber on British Columbia timberlands; and an increase in operating costs. Such claims could also affect timber supply and prices. The Company believes that such claims will not have a significant effect on the Company’s timber availability in 2005, although they may have such an effect in the future.

U.S. Operations

Approximately 16 percent of the Company’s current lumber capacity is located in the Black Hills region of South Dakota. The Company’s Spearfish, South Dakota sawmill is the largest producer of lumber in South Dakota. The Spearfish mill obtains its timber supply from both public and private lands in the Black Hills region and is also a participant in American Forest and Paper Association’s Sustainable Forestry Initiative (SFI) program. The mill produced 121.7 million board feet of Ponderosa pine lumber in 2004. Of that volume, approximately 40 percent was dimension lumber and the other 60 percent was pine boards. From the dimension lumber, specialty products like exterior log cabin siding and interior paneling were also produced. The Spearfish sawmill also produces various by-products such as wood chips, bark, sawdust and shavings that are sold to other manufacturers. At the Spearfish site, the Company also operates the Heartland Wood Pellet facility. This facility produces wood pellets for wood pellet stoves and pet bedding. Sales of this product totaled 26,300 tons in 2004, compared with 24,500 tons in 2003. In the Black Hills, the Company obtained approximately 55 percent of its timber requirements in 2004 from public sources under long-term timber harvesting contracts, 34 percent from private sources under long-term harvesting contracts and 11 percent was purchased in competitive open log markets.

Canada – U.S. Trade Issues

Approximately 84 percent of the Company’s current lumber capacity is located in British Columbia, Canada. Between April 1996 and April 2001, exporters of softwood lumber from Canada to the U.S. were subject to tariffs on lumber volumes in excess of defined tariff-free volumes under the Canada-U.S. Softwood Lumber Agreement (SLA). Upon expiration of the SLA on April 1, 2001, petitions for the imposition of antidumping duties (ADD) and countervailing duties (CVD) on softwood lumber from Canada were filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC), by certain U.S. industry and trade groups. In response to the petitions, the ITC conducted a preliminary injury investigation and, in May 2001, determined that there was a reasonable indication that the lumber industry in the United States was threatened with material injury by reason of softwood lumber imports from Canada.

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

In March 2002, the DOC announced revised import duty rates of 19.34 percent and 9.67 percent, respectively in the CVD and ADD cases. The DOC also determined that there would be no retroactive application of the CVD prior to August 17, 2001. In May 2002, the ITC finalized its determination of a threat of material injury from Canadian softwood lumber imports, but also determined to impose ADD and CVD only on shipments into the United States on or after May 22, 2002. Also in May 2002, the DOC finally determined the CVD deposit rate to be 18.79 percent and the ADD deposit rate applicable to the Company to be 8.43 percent, resulting in a combined duty deposit rate of 27.22 percent on the Company’s lumber imports from May 22, 2002 to December 20, 2004.

Based on the preliminary determinations by the ITC and DOC in August and October 2001, the Company accrued and expensed a total of $15.6 million of CVD and ADD in 2001. No cash deposits were required at that time. Based on the subsequent DOC and ITC rulings that no CVD or ADD would be imposed on any shipments prior to May 22, 2002, the Company reversed the entire $15.6 million accrual, part in the first quarter of 2002 and the remainder in the second quarter of 2002. On May 22, 2002, the Company began expensing and making cash deposits of import duties at the combined 27.22 percent deposit rate, and incurred duties of $14.1 million in the balance of 2002. Combining the $15.6 million reversal of duties accrued in 2001 and the $14.1 million of duties incurred after May 22, 2002, the Company’s 2002 results included the positive impact of a net reversal of $1.5 million of lumber import duties. The Company continued to incur import duties in 2003 and for nearly all of 2004 at the 27.22 percent deposit rate, and its results included duty costs of $29.4 million in 2003 and $42.3 million in 2004. The Company has made total cash deposits of $85.8 million with respect to lumber imported into the U.S. from May 22, 2002 to December 31, 2004.

A summary of the CVD and ADD liabilities recorded at December 31, 2004, 2003 and 2002 and changes during the years then ended is presented as follows:

	2004	2003	2002
	(thousands)
Beginning balance	$900	$1,300	$15,600
Duties accrued	42,300	29,400	14,100
Duties reversed	—	—	(15,600)
Duties deposited	(41,900)	(29,800)	(12,800)

Ending balance	$1,300	$900	$1,300

The rulings of the ITC and the DOC have been appealed by Canadian authorities to panels under the North American Free Trade Agreement (NAFTA) and of the World Trade Organization (WTO). In August 2004, a NAFTA panel ruled for the third time that the ITC’s determination of a “threat of material injury” from subsidized and dumped imports of Canadian softwood lumber was not supported by substantial evidence, and this time remanded the case to the ITC with explicit instructions to issue a final determination consistent with the panel’s findings. In September 2004, the ITC complied with the NAFTA panel’s order and issued a final decision “that the U.S. softwood industry is not threatened with material injury by reason of subject imports from Canada”. In so doing, the ITC stated for the record that it believed that the NAFTA panel had exceeded its authority, violated NAFTA, seriously departed from fundamental rules of procedure, and committed legal error. In November 2004, the United States government filed an extraordinary appeal to this final decision. If this decision is upheld on appeal, it will have the effect of invalidating the duties on Canadian softwood lumber and requiring the refund of all duties deposited to date. Two other NAFTA panels have been reviewing the DOC’s determinations regarding the initial ADD deposit rate and the initial CVD deposit rate, respectively. In response to decisions of these NAFTA panels, the DOC has preliminarily redetermined the CVD deposit rate, adjusting it down from 18.79 percent to 7.82 percent, and the ADD deposit rate, adjusting it from 8.43 percent to 8.85 percent. However, these adjusted rates are subject to further NAFTA panel reviews and will not be implemented until completion of the respective NAFTA proceedings.

Under U.S. law, the ADD and CVD deposit rates were determined based on historical government subsidies and dumping practices, but the final rates for duties payable on imports during any particular period must be based on government subsidies and dumping during that period. Accordingly, in June 2003, the DOC began conducting administrative reviews to determine the CVD and ADD rates to be applied retroactively to Canadian lumber imports during the initial periods of review, consisting of the period from May 22, 2002 to March 31, 2003 for the CVD and from May 22, 2002 to April 30, 2003 for the ADD. Similar administrative reviews will be conducted for each subsequent 12-month period. Depending on the results of the administrative reviews, the Company may receive refunds of excess CVD and ADD deposits or be required to make additional CVD and ADD payments. DOC’s finally determined CVD and ADD rates in any administrative review then become the new deposit rates for subsequent lumber imports. In December 2004, the DOC determined the CVD rate to be 17.18 percent and the ADD rate applicable to the Company to be 4.03 percent (or a 21.21 percent combined rate) for the initial administrative review periods. This new rate was effective for cash deposits on Company shipments beginning December 20, 2004. On January 24, 2005, the DOC further reduced the ADD rate applicable to the Company to 3.78 percent and on February 24, 2005, the DOC further reduced the CVD rate to 16.37 percent, resulting in a current combined cash deposit rate for the Company of 20.15 percent. Cash deposits paid by the Company on lumber imports during the initial administrative review period were $4.8 million in excess of the duties payable at the new rates determined for those periods. The Canadian government has appealed the CVD determination to a NAFTA dispute settlement panel and U.S. industry and trade groups have appealed the ADD determination to the U.S. Court of International Trade. While the appeals are pending, no refunds of excess CVD or ADD payments will be made. The appeal process is likely to take at least two years to complete. Given the uncertainties of the appeal process and ultimate payment of refunds, the Company has not recorded a receivable for any potential refunds of duties paid.

Various NAFTA and WTO rulings, including those discussed above, have been issued to date, but none of these rulings have become final. In the event that final rates differ from the deposit rates, ultimate costs will be higher or lower than those recorded to date. Beginning in the second quarter of 2007, both the CVD and ADD orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur. The ultimate outcome or effect of NAFTA and WTO reviews, or whether a settlement between the Canadian and U.S. governments may be reached, cannot be predicted.

Marketing and Distribution

In 2004, approximately 85 percent of the Company’s lumber products were sold to wholesalers, with the remainder sold to remanufacturers and other suppliers of building materials. Wood chips produced by the Company’s sawmills are sold to manufacturers of pulp in the U.S. and Canada. Approximately five percent of logs acquired in 2004 were sold to other Canadian forest products companies.

Marketing of the Company’s wood products is centralized in its Portland, Oregon office. Although the Company does not have distribution facilities at the retail level, the Company does utilize several reload facilities around the U.S. to assist in moving the product closer to the customer. The Company sold wood products to numerous customers during 2004, none of which accounted for more than 10 percent of consolidated revenues.

Backlog

The Company normally maintains four to six weeks of lumber inventory. At December 31, 2004, lumber orders were approximately $10.5 million compared with approximately $7.1 million at December 31, 2003. This backlog represented an order file for the Company that generally would be shipped within approximately one month.

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

Canadian Operations

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

The Canadian operations are subject to new particulate emission standards determined by the British Columbia Ministry of Water, Land and Air Protection. The Company performed a feasibility study in 2002 at the Mackenzie pulp mill to determine the appropriate control devices and equipment configuration necessary to reduce particulate emissions from the mill’s power boiler. The estimated costs of the equipment required to reduce particulate emissions to regulatory standards are expected to be incurred as follows: 2005 - $2.9 million and 2006 - $4.6 million.

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

The Canadian federal Species at Risk Act (SARA) was enacted in 2002 to provide protective measures in Canada for species identified as being at risk and for critical habitat. The first two transitional phases were introduced in 2003, identifying wildlife included in the SARA listing and establishing the timeline for recovery strategies to be prepared. The third phase, effective June 1, 2004, covered the SARA prohibitions, including critical habitat protection and enforcement of the law. Prohibited activity includes damage or destruction of the residences of any listed endangered or threatened species, or a listed extirpated species if a recovery strategy has recommended its reintroduction into the wild. It is not known what additional restrictions on timber harvests or other forest management practices, increases in operating costs or affect on timber supply and prices will result from implementation of this act.

In British Columbia, the Company’s forest resources and related logging activities and reforestation responsibilities have been affected by governmental actions over the past several years. Refer to “Wood Products Business, Canadian Operations” for the discussion on the impact of the Provincial Government of British Columbia’s Forest Practices Code.

U.S. Operations

In April 1998, the Environmental Protection Agency (EPA) published regulations establishing standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act, collectively referred to as the “Cluster Rules.” The Company’s exposure to these regulations relates to the Company’s Halsey pulp mill. Compliance with certain portions of the Cluster Rules was required in 2001 and 2002, with other portions required in 2006. The EPA also promulgated Maximum Achievable Control Technology (MACT) requirements for pulp mill combustion sources which required installation of modified particulate emission control equipment . The installation of this equipment was completed at the Halsey mill in 2003 at a cost of $1.1 million. The Company currently estimates the cost of compliance with the portion of the Cluster Rules that become effective in 2006 at $2.5 million and expects to incur the majority of this cost in 2005.

In September 2004, the EPA published rules for Industrial Boiler Combustion MACT requirements with compliance required by 2007. These rules could potentially affect the Company’s sawmill located in Spearfish, South Dakota, where such a boiler is operated. The Company is currently evaluating its compliance requirements and the applicability of the law and is unable to estimate the costs of compliance at this time.

See Item 3. “Legal Proceedings” for a discussion of certain environmental legal proceedings.

Employees

At December 31, 2004, the Company employed 2,244 employees of whom 1,779 were paid on an hourly basis. Approximately 52 percent of the Company’s employees were associated with the Company’s wood products business, 44 percent were associated with the Company’s pulp business and the balance consisted of corporate management, marketing and administration personnel.

Most of the Company’s hourly employees are covered under collective bargaining agreements. In 2004, the Company concluded negotiations with its Canadian unions in Midway, Grand Forks and Boundary covering approximately 421 employees. The renewed contract expires in June 2009. The Company’s collective bargaining agreement covering approximately 134 employees at the Halsey pulp mill expired in January 2005, and negotiations for a new contract are underway.

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

Pulp Facilities

The following tabulation states the location, current annual capacity and 2004 production of the Company’s pulp mills in metric tons:

Location	Capacity at December 31, 2004(1)	2004 Production
Halsey, Oregon	185,000	193,600	(2)
Nanaimo, British Columbia	392,000	384,400
Mackenzie, British Columbia	230,000	227,800

Total	807,000	805,800

(1)	Assumes 24-hour days, 365 days per year, except for days scheduled for planned maintenance.

(2)	Includes production of 8,800 metric tons of pulp processed from semi-finished (wetlap) pulp acquired in 2004.

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

Wood Products Facilities

The Company believes that its wood products manufacturing facilities are adequate and suitable for current operations. The following tabulation states the location, current estimated annual capacity and 2004 production of the Company’s lumber mills in thousand board feet:

Location	Capacity at December 31, 2004		2004 Production
Spearfish, South Dakota	122,000	(1)	121,700
Grand Forks, British Columbia	155,000	(2)	134,000
Midway, British Columbia	188,000	(1)	179,200
Castlegar, British Columbia	277,000	(1)	240,400

Total	742,000		675,300

(1)	Based on operating two shifts, five days per week.

(2)	Based on operating one and a half shifts, five days per week.

The lumber capacities indicated above are based on recent actual production adjusted for production improvements expected to be realized in 2005. The Forestry Revitalization Plan (Plan) may expand the Company’s flexibility in transferring logs between its Canadian sawmills. Changes in the Company’s Canadian operations related to the Plan could affect the indicated capacities.

Wood chips are produced as a result of the operation of the Company’s lumber mills. It is estimated that the current aggregate annual capacity for such production is approximately 352,000 bone-dry units. Chip production in 2004 totaled 325,000 bone-dry units.

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

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site sediments and surrounding area at Port Gamble, Washington. The Company is responsible for the environmental remediation of five landfills used by the Company that contained wood debris and industrial wastes. As of December 31, 2004, the Company has received “no further action” letters from WDOE for all five landfills, and the Company’s remediation efforts on those landfills have been completed. WDOE requested that the Company perform an investigation of sediments in the bay adjacent to the mill site to determine the extent of wood waste accumulation. The Company completed the bay sediment characterization during 2002 and, in the third quarter of 2003, submitted a sediment clean up action plan related to the wood waste accumulation in the mill site bay. Remediation dredging was completed in 2003 as part of the sediment clean up action plan. The Company received approval of its remediation plan from WDOE in April 2004 and submitted a sediment baseline study in October 2004. The sediment baseline study indicated that the site is approximately 80 percent recovered to-date. In November 2004, the Company received a letter from WDOE requesting additional study and analysis of the mill site sediments. The Company is in the process of preparing a rebuttal to WDOE’s request for further study.

The Company formerly leased a 75-acre site adjacent to the Port Gamble sawmill site as a log raft holding area from the Washington Department of Natural Resources (DNR). In 2003, the WDOE issued a “no further action” letter for the site declaring that there were negligible environmental effects from wood debris sediments at the log raft holding area. In 2004, DNR advised the Company that it was proposing additional site investigations as a condition precedent to final termination of the lease. The Company continues to discuss resolution of this issue with DNR.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to remediate the pond. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company has worked with British Columbia’s Ministry of Land, Water and Air Protection to develop an appropriate remediation strategy. The Company performed site testing and a series of partial dredges in 2003 and extensive dredging in 2004, resulting in a reduction in pond water contamination to acceptable levels. The Company expects to incur the remaining costs associated with this pond in 2005 and 2006.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens, Oregon, required further action. The Company is currently participating in the investigation phase of this site and completed additional bioassay and sediment testing and site analysis in 2004. The Company currently expects the majority of the remediation costs to be incurred in 2007 and 2008, with post-remediation monitoring costs to begin in 2009 and to continue for 20 years.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Registrant Who Are Not Directors

In addition to the executive officer who is also a director of the Company, the following executive officers are not directors:

Angel M. Diez, age 59, has been Vice President - General Manager, Pulp, since February 2001. Prior to becoming Vice President – General Manager, Pulp, Mr. Diez was Vice President - Sales and Marketing, Pulp, upon joining the Company in 1992. Prior to joining Pope & Talbot, he held positions with Perry H. Koplik & Sons, Inc., Publishers Paper and Boise Cascade.

Maria M. Pope, age 40, was appointed Vice President and General Manager, Wood Products Division in December 2003. Ms. Pope was the Vice President, Chief Financial Officer and Secretary from 1999 to 2003, and held various financial positions since joining the Company in 1995. Ms. Pope previously worked for Levi Strauss & Co. and Morgan Stanley & Co., Inc. Ms. Pope is the daughter of Peter T. Pope, former Chairman of the Board of the Company and a director of the Company.

Richard K. Atkinson, age 53, was appointed Vice President – Chief Financial Officer and Secretary in December 2003. Prior to joining Pope & Talbot, he was the Vice President and Chief Financial Officer of Sierra Pacific Resources, an electric utility, from December 2002 to December 2003. He was Vice President, Treasurer of Sierra Pacific Resources from 2000 to 2002 and held various financial positions there since 1980.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Pope & Talbot, Inc. common stock is traded on the New York and Pacific stock exchanges under the symbol POP. The number of registered shareholders at year-end 2004 was 603.

Information regarding the high and low sales prices for the common stock reported on the New York Stock Exchange and cash dividends paid per share during 2004 and 2003 is included in Item 8. Note 14, “Quarterly Information (Unaudited)” of the Notes to Consolidated Financial Statements.

Item 6.	Selected Financial Data

	Years ended December 31,
	2004	2003	2002	2001	2000
	(thousands except per share)
Financial Results
Revenues	$762,665	$612,679	$546,333	$499,227	$580,052
Depreciation and amortization	37,672	38,171	35,331	30,840	31,912
Interest expense, net	20,256	21,389	17,586	12,563	8,444
Income (loss) before income taxes	14,426	(40,440)	(32,091)	(42,944)	55,684
Income tax provision (benefit)	3,299	(15,628)	(11,141)	(18,039)	23,118

Net income (loss)	$11,127	$(24,812)	$(20,950)	$(24,905)	$32,566

Cash provided by operating activities	$35,676	$18,262	$17,735	$24,258	$60,525
EBITDA (1)	72,354	19,120	20,826	459	96,040
Lumber import duties	42,300	29,400	(1,500)	15,600	—
Per Common Share
Basic earnings (loss) per share	$0.70	$(1.59)	$(1.34)	$(1.68)	$2.28
Diluted earnings (loss) per share	0.69	(1.59)	(1.34)	(1.68)	2.24
Cash dividends	.32	.32	.60	.60	.52
Stockholders’ equity	10.07	9.36	9.20	11.02	14.12
Year-end stock price	17.11	17.61	14.26	14.25	16.81
Shares outstanding at year-end (000's)	16,242	15,655	15,638	15,617	13,857
Financial Position
Current assets	$211,241	$179,140	$167,718	$196,941	$182,498
Properties, net	340,038	335,008	304,347	318,061	247,860
Other assets	19,348	25,414	32,323	24,475	27,829

Total assets	$570,627	$539,562	$504,388	$539,477	$458,187

Current liabilities	$112,890	$89,725	$108,209	$102,841	$74,158
Long-term liabilities	64,469	59,229	46,405	44,494	44,667
Long-term debt, net of current portion	229,634	244,143	205,922	220,029	143,756
Stockholders’ equity	163,634	146,465	143,852	172,113	195,606

Total liabilities and stockholders’ equity	$570,627	$539,562	$504,388	$539,477	$458,187

Financial Ratios
Return on equity	7%	(17)%	(13)%	(14)%	17%
Long-term debt, net of current portion, to total capitalization	58%	63%	59%	56%	42%
Pulp (metric tons)
Sales volume (2)	798,600	786,600	771,200	644,100	543,300
Average price realization	$541	$470	$419	$452	$641
Lumber (thousand board feet)
Sales volume	657,200	625,400	594,800	529,600	562,500
Average price realization	$442	$343	$321	$329	$342
Number of Employees	2,244	2,218	2,229	2,223	1,985

(1)	EBITDA equals net income (loss) before income taxes and net interest expense, plus depreciation and amortization, and is reconcilable to the Company’s net income (loss) using the depreciation and amortization, net interest expense and income tax provision (benefit) numbers in the above table. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net income (loss).

(2)	Includes sales volume since Mackenzie acquisition on June 15, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s financial performance improved in 2004, driven by significant increases in market prices for both pulp and lumber. The positive impacts of these better markets were partially offset by the cost of import duties on Canadian softwood lumber, as well as the effect of the continued weakening of the U.S. dollar, which increased reported pulp and wood products manufacturing costs that are incurred primarily in Canadian dollars. The Company earned $11.1 million in 2004 on revenues of $762.7 million, compared with a net loss of $24.8 million in 2003 on revenues of $612.7 million and a net loss of $21.0 million in 2002 on revenues of $546.3 million. Net income per diluted share was $0.69 for 2004. This compares with a net loss per diluted share of $1.59 and $1.34 for 2003 and 2002, respectively.

The following issues have significantly affected the Company’s recent operating results, and are expected to continue to affect the Company.

Exchange Rate Fluctuations

The majority of the Company’s Pulp and Wood Products businesses are managed within the Company’s Canadian subsidiaries. The Company’s sales of pulp and lumber are made primarily in U.S. dollars and the vast majority of its Canadian subsidiaries’ expenses are incurred in Canadian dollars. The U.S. dollar exchange rate was relatively stable compared with the Canadian dollar during the year 2002. However, the U.S. dollar significantly weakened against many foreign currencies in 2003, incurring a decline of approximately 23 percent against the Canadian dollar and continued to weaken in 2004, declining another seven percent against the Canadian dollar. The average Canadian to U.S. dollar exchange rates used by the Company to translate the results of operations of the Company’s Canadian subsidiaries were 0.77, 0.72 and 0.64 for the years 2004, 2003 and 2002, respectively. The Company estimates that the change in the Canadian to U.S. dollar exchange rate from 2003 to 2004 increased 2004 cost of goods by approximately $30.6 million and the change in the Canadian to U.S. dollar exchange rate from 2002 to 2003 increased 2003 cost of goods by approximately $40.2 million. The Company manages a portion of its exposure to the effects of a fluctuating currency exchange rate between the U.S. and Canadian dollar by using foreign exchange contracts, but historically has not entered into material currency rate hedges with respect to exposure from its operations in Canada.

Fees on Lumber Imports into the United States

With approximately 84 percent of the Company’s current lumber capacity located in British Columbia, the contentious issues surrounding the importation of softwood lumber from Canada into the U.S. have had a significant impact on the results of operations and cash flows from the Company’s Wood Products business. During the five-year period ending March 31, 2001, the Company conducted business under the quota-based Canada – U.S. Softwood Lumber Agreement. Shortly after expiration of that agreement, the Department of Commerce instituted countervailing and anti-dumping duties on softwood lumber produced by the Company’s Canadian mills and imported into the U.S. See “Canada – U.S. Trade Issues” in the Wood Products Business section of Item 1, “Business.” The impact of these duties, and the subsequent adjustments to the duty rates and their respective applicable periods, has caused the reported results of operations and cash flows from the Wood Products business to fluctuate dramatically. Cash deposits of duties began in May 2002, and the Company has deposited a total of $85.8 million with respect to lumber imported into the U.S. from May 22, 2002 to December 31, 2004. In December 2004, the U.S. Department of Commerce (DOC) concluded its first administrative review, covering the period of May 22, 2002 to March 31, 2003, for countervailing duties (CVD) and May 22, 2002 to April 30, 2003, for antidumping duties (ADD) and has lowered the combined deposit rate applicable to the Company from 27.22 percent to 20.15 percent. The Company paid approximately $4.8 million in excess of the currently determined rate during the first administrative review period. The Canadian government has appealed the CVD determination to a North American Free Trade Agreement (NAFTA) dispute settlement panel and U.S. industry and trade groups have appealed the ADD determination to the U.S.

Court of International Trade. While appeals are pending, no refunds of excess rate payments will be made. The ultimate outcome of the legal challenges to these duties cannot be predicted, but the reduction or elimination of the duties could materially improve the Wood Products business financial results.

Cyclical Product Pricing

One of the most significant factors in the Company’s financial performance is the price it receives for its products. The Company’s pulp products are sold primarily in Europe, North America and Asia, and prices are affected by many factors such as global economic conditions, producer inventory levels, existing and future production capacity and currency fluctuations. The 2002 to 2003 period was affected significantly by poor global economic conditions that led to a weakening demand for pulp. In the second half of 2003, improved economic conditions, a weakening U.S. dollar, relatively balanced NBSK producer inventory levels and an increase in pulp consumption by China led to a steady rise in pulp sales prices through the second quarter of 2004. Although pulp prices declined in the third and fourth quarters of 2004, prices began to improve late in the fourth quarter and are expected to continue to improve in the first half of 2005. The Company anticipates that stronger world-wide economic activity in 2005 will lead to higher paper consumption and, therefore, higher demand and prices for the Company’s pulp products.

The following chart illustrates the annual average gross real prices of NBSK pulp delivered into Northern Europe for the last 25 years:

Lumber prices in 2004 significantly improved from near cyclical lows in 2002 and 2003. Prices for the Company’s lumber products, sold primarily in the U.S., are affected by factors such as the general economic climate in the U.S., the level of interest rates, the rate of housing starts and level of remodeling activity in the U.S., and production capacity relative to demand in the lumber industry. The Company has continued a program of focusing on value-added products which obtain premium prices in the market for lumber products. Despite record levels of housing starts in the U.S. during the 2002 to 2003 periods, lumber prices during those periods were low primarily due to excess lumber production capacity in North America, until the pickup in U.S. economic growth that occurred in the second half of 2003 and continued through 2004. Interest rates in 2003 and 2004 were at historically low levels. The Federal Reserve began systematically increasing short-term interest rates in 2004. Higher interest rates could lead to a reduction in the rate of housing starts and the level of repair and remodeling activity. Reductions in housing starts and the level of repair and remodeling activity generally reduce demand for lumber products.

The following chart illustrates the annual average real prices of Western spruce/pine/fir (SPF) lumber for the last 25 years:

The Company’s earnings are highly leveraged to pulp and lumber prices and could be significantly affected by future price fluctuations. For example, assuming other costs remain constant, using 2004’s shipments of approximately 798,600 metric tons of pulp, a $25 per metric ton price improvement would result in annual additional pre-tax income of approximately $20.0 million. Similarly, using 2004’s lumber shipments of approximately 657,200 thousand board feet and assuming other costs remain constant, a $25 per thousand board feet price improvement would result in additional annual pre-duty and pre-tax income of approximately $16.4 million. In the early months of the first quarter of 2005, both pulp and lumber prices have increased over fourth quarter 2004 levels.

Financial Leverage

The Company’s long-term debt to total capitalization was 58 percent at December 31, 2004, higher than the Company’s targeted level of 40-45 percent. Over the last few years, the Company has extended the maturity dates of a significant portion of its debt, with 55 percent of total long-term debt at December 31, 2004 due in 2013. Excess cash generated from operating activities is expected to be used primarily for capital expenditures and debt reduction. The Company’s Canadian bank lines at December 31, 2004 expire in July 2005 and the Company expects to extend or replace the lines in equal amounts of borrowing capacity. The Company expects to meet its cash requirements for 2005, which includes the anticipated purchase of the Fort St. James sawmill, with cash generated from operations, existing cash balances, existing or future credit facilities, or other debt or equity issuances.

In 2004, the Company filed, and the Securities and Exchange Commission declared effective, a Registration Statement on Form S-3 (commonly known as a “shelf registration”) pursuant to which the Company may, from time to time, sell for cash to the public up to $100,000,000 of common stock, preferred stock, senior debt securities or subordinated debt securities. The Company’s Board of Directors believes it desirable for the Company to issue additional common stock to improve its capital structure and, subject to market conditions and judgments regarding optimal timing, the Company may offer common stock in the near future under the shelf registration.

To reduce working capital and increase its liquidity, the Company entered into a Receivable Purchase Agreement with a financial institution in the fourth quarter of 2003, under which the Company could sell up to $30 million of qualifying accounts receivable on a revolving basis. In September 2004, the amount available for sale was increased to $35 million. The Company had $33.4 million and $27.6 million of such receivables sold at the end of 2004 and 2003, respectively. Continued focus on reducing working capital levels is an additional measure the Company is using to improve liquidity.

Cost Management

The Company continues to focus on efforts to improve its cost structure through targeted cost reduction programs and disciplined capital spending. In the Pulp business, subsequent to the acquisition of the Harmac and Mackenzie mills, the Company has centralized its sales and corporate functions. In 2004, as measured in Canadian dollars for the Canadian pulp mills, the favorable impact of lower man-hours per ton of pulp production as compared to 2003 was offset by higher fiber costs, as much of the cost of the chips and sawdust used in the production of pulp is formula-priced to the sales price of pulp. In the Wood Products business, excluding the impacts of foreign exchange and lumber import duties, cost of lumber sold per thousand board feet increased three percent in 2004 compared with 2003. The favorable impact of increased production per man-hour experienced in Wood Products in 2004 as compared to 2003 was offset by higher plant production and freight costs and higher log and logging costs primarily as the result of logs acquired under higher priced timber contracts in the U.S. lumber operations.

Selected Segment Data

	2004	2003	2002
	(thousands)
Revenues
Pulp	$432,525	$369,878	$322,941
Wood Products
Lumber	290,766	214,342	190,918
Chips, logs and other	39,374	28,459	32,474

	330,140	242,801	223,392

Total revenues	$762,665	$612,679	$546,333

Operating income (loss)
Pulp	$11,847	$(7,942)	$(21,297)
Wood Products	37,348	(1,531)	17,157
General Corporate	(14,513)	(9,578)	(10,365)

	$34,682	$(19,051)	$(14,505)

Depreciation and amortization
Pulp	$28,801	$28,933	$26,719
Wood Products	7,256	7,760	7,250
General Corporate	1,615	1,478	1,362

	$37,672	$38,171	$35,331

EBITDA (1)
Pulp	$40,648	$20,991	$5,422
Wood Products	44,604	6,229	24,407
General Corporate	(12,898)	(8,100)	(9,003)

	$72,354	$19,120	$20,826

Lumber import duties	$42,300	$29,400	$(1,500)

(1)	EBITDA equals net income (loss) before income taxes and net interest expense, plus depreciation and amortization, and is reconcilable to the Company’s net income (loss) using the depreciation and amortization in the above table and net interest expense and income tax provision (benefit) as indicated in the Consolidated Statement of Operations. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net income (loss).

	2004	2003	2002
Pulp (metric tons)
Sales volume	798,600	786,600	771,200
Average price realization	$541	$470	$419
Lumber (thousand board feet)
Sales volume	657,200	625,400	594,800
Average price realization	$442	$343	$321

Results of Operations - 2004 Compared with 2003

Pulp

Revenues from the Company’s Pulp business totaled $432.5 million in 2004 compared with $369.9 million in 2003, an increase of 17 percent. The increase primarily related to higher prices in 2004 and a slight increase in volumes sold. Pulp generated operating income before corporate expenses, interest and income taxes of $11.8 million in 2004, compared with an operating loss of $7.9 million in 2003. EBITDA from the Company’s pulp operations totaled $40.6 million in 2004 compared with $21.0 million in 2003.

According to RISI World Pulp Monthly, an industry trade publication, the average benchmark list price of NBSK pulp delivered into northern Europe was $618 per metric ton in 2004 compared with $525 per metric ton in 2003. The Company’s average pulp price for its mix of chip and sawdust pulp was $541 per metric ton in 2004 compared with $470 per metric ton in 2003, an increase of $71 per metric ton, or 15 percent. Total metric tons sold increased two percent in 2004 compared with 2003.

Pulp cost of sales was $407.0 million in 2004, compared with $365.7 million in 2003, an increase of 11 percent. The average cost per metric ton of pulp sold in 2004 increased ten percent compared with 2003. A significant factor affecting pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the U.S. dollar continued to decline significantly in 2004, and the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate from 2003 to 2004 resulted in an approximately $19.6 million increase in pulp cost of sales, and a five percent increase in the average cost per metric ton of pulp sold in 2004. The remaining increase in the average cost of pulp sold related to higher fiber and conversion costs, primarily consisting of higher energy and maintenance costs. The cost of a significant portion of the Company’s fiber supply is formula-based upon the sales price of pulp.

Pulp production totaled 805,800 metric tons in 2004 compared with 788,700 metric tons in 2003. In 2004, the Company’s Halsey pulp mill produced 8,800 metric tons of pulp from semi-finished (wetlap) pulp acquired from another pulp producer. The Company does not anticipate wetlap pulp production in 2005. Write-downs of pulp inventories totaled $0.8 million at December 31, 2004, compared with $1.5 million at year-end 2003. Inventory write-downs reflect the difference between production costs and anticipated sales prices of year-end inventories. The Company’s inventory levels at December 31, 2004 were approximately 31 days of shipments.

Wood Products

Revenues from the Company’s Wood Products business totaled $330.1 million in 2004 compared with $242.8 million in 2003, a 36 percent increase. The increase primarily related to increases in lumber sales prices and higher volumes sold. Wood Products generated operating income before corporate expenses, interest and income taxes of $37.3 million in 2004, compared with an operating loss of $1.5 million in 2003. EBITDA from Wood Products totaled $44.6 million in 2004 compared with $6.2 million in 2003. The 2004 results included $42.3 million of lumber import duties compared with $29.4 million of lumber import duties in 2003.

Mill lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $387 per thousand board feet for 2004 compared with $267 per thousand board feet for 2003. The Company’s lumber sales prices averaged $442 per thousand board feet for 2004, compared with $343 per thousand board feet for 2003, an increase of $99 per thousand board feet, or 29 percent. Lumber sales volume increased five percent to 657.2 million board feet in 2004 from 625.4 million board feet in 2003. Revenues from the sale of chips, logs and other increased $10.9 million in 2004 compared with 2003, primarily due to increased log sales and higher chip prices.

Wood Products cost of sales was $286.8 million in 2004 compared with $239.9 million in 2003, a 20 percent increase. The average cost per thousand board feet of lumber sold was 13 percent higher in 2004 compared with 2003. Included in cost of sales in 2004 were lumber import duties of $42.3 million, compared with $29.4 million in 2003. The change in the amount of lumber import duties included in cost of sales from 2003 to 2004 increased the average cost per thousand board feet of lumber sold in 2004 by five percent. Another significant factor affecting Wood Products cost of sales was the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate from 2003 to 2004 resulted in an approximately $11.0 million increase in Wood Products cost of sales, or a five percent increase in the average cost per thousand board feet of lumber sold in 2004. The remaining increase in the average cost of lumber sold related to higher plant production and freight costs and to higher log and logging costs primarily as the result of logs acquired under higher priced timber contracts in the U.S. lumber operations.

Lumber production totaled 675.3 million board feet in 2004 compared with 618.3 million board feet in 2003. The higher lumber production in 2004 was due in part to a two-week closure in 2003 of the mill in Midway, British Columbia due to an inadequate log supply caused by forest fires in British Columbia. In 2004, Wood Products experienced no significant down time. In 2004, 1.4 million cubic meters of timber for the Canadian mills was obtained under its tenure agreements and 0.7 million cubic meters was acquired in open log markets. This compared with 1.1 million cubic meters and 0.5 million cubic meters, respectively, in 2003. The average cost in Canadian dollars per cubic meter of tenure acquired logs in 2004 increased three percent in 2004 compared with 2003. Average purchased log costs in Canadian dollars per cubic meter in 2004 decreased one percent compared with 2003.

Selling, General and Administrative Expenses, Interest and Income Taxes

Selling, general and administrative (SG&A) costs were higher by $8.0 million in 2004 compared with 2003. Included in 2004 was an increase of $0.9 million in bad debt expense related to the significantly weakened financial position of two pulp customers, $2.0 million of employee incentive plan costs due to improved financial performance, $0.5 million in costs associated with the Company’s sale of accounts receivable under its Receivable Purchase Agreement and $1.0 million in additional legal and professional services of which $0.8 million related to costs incurred to comply with the internal control requirements over financial reporting required under Section 404 of the Sarbanes-Oxley Act. In 2003, the Company received $3.0 million in cash in settlement of various environmental claims with one of its insurance carriers which was recorded as a reduction to SG&A.

Net interest expense in 2004 was $20.3 million compared with $21.4 million in 2003. In 2004 the Company reduced borrowings under its revolving credit lines, as reflected in the Consolidated Statement of Cash Flows, by $10.6 million and paid down other long-term debt by $4.5 million.

The Company’s effective tax rate was 23 percent for 2004 compared with a tax benefit rate of 39 percent for 2003. Factors and adjustments reducing the effective tax rate in 2004 included a favorable rate differential on the receipt of tax refunds from a carryback of Canadian tax losses to years prior to the reduction in the Canadian corporate income tax rates ($0.5 million), the recognition of Canadian research tax credits ($0.5 million), the adjustment of U.S. federal and state and Canadian tax reserves for accruals no longer required ($0.4 million), and a net credit for the adjustment of deferred state tax liabilities and related state tax reserves ($0.8 million).

The state tax adjustments in 2004 were related to the Company’s recognition of deferred state tax liabilities on undistributed earnings of one of its Canadian subsidiaries and the release of related state tax valuation allowances and tax reserves. During the course of the audit of the Company’s 2004 financial statements, it was determined that the Company had miscalculated the required deferred taxes on undistributed earnings of its Canadian subsidiaries for the years 2002 through 2004. Accordingly, the Company recorded a deferred state income tax liability of $1.0 million on all undistributed earnings of a Canadian subsidiary and made an assessment that previously recorded valuation allowances and tax reserves related to its ability to realize state net operating loss carryforwards totaling $1.8 million were no longer required, for a net credit to the tax provision of $0.8 million. The amounts relating to prior years were recorded in the fourth quarter of 2004 as those amounts were determined to be immaterial to all affected periods. Prior to 2002, the Company was not required to provide deferred taxes on undistributed earnings of its Canadian subsidiaries, as it intended to permanently reinvest those earnings in Canada. Under existing law, the undistributed earnings of foreign subsidiaries are not subject to U.S. tax until distributed as dividends. In 2002, the Company established a tax planning strategy involving the potential future distribution of earnings of a Canadian subsidiary. Under generally accepted accounting principles in the U.S., such distributions of future earnings can be considered as part of a tax planning strategy in determining the need for and amount of a valuation allowance for deferred tax assets only to the extent deferred income tax liabilities have been recognized for existing undistributed earnings or earnings that have been distributed in the past. The impact of the revised calculation was a cumulative understatement of tax benefits for the three-year period of $0.8 million that was recorded in the fourth quarter of 2004, and an understatement of current and long-term deferred tax liabilities on the balance sheet of $6.1 million and an overstatement of the accumulated foreign currency translation adjustment (a component of stockholders’ equity) of $6.9 million that were recorded as of December 31, 2004.

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

According to RISI World Pulp Monthly, the average benchmark list price of NBSK pulp delivered into Northern Europe was $525 per metric ton in 2003 compared with $460 per metric ton in 2002. The Company’s average pulp price for its mix of chip and sawdust pulp was $470 per metric ton in 2003 compared with $419 per metric ton in 2002, an increase of $51 per metric ton, or 12 percent. Total metric tons sold increased two percent to 786,600 in 2003 from 771,200 in 2002.

Pulp cost of sales was $365.7 million in 2003, compared with $333.2 million in 2002, an increase of 10 percent. The average cost per metric ton of pulp sold in 2003 increased eight percent compared with 2002. A significant factor affecting Pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the Canadian dollar strengthened significantly in 2003, and the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate from 2002 to 2003 resulted in an approximately $26 million increase in pulp cost of sales, and an eight percent increase in the average cost per metric ton of pulp sold in 2003.

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

Wood Products cost of sales was $239.9 million in 2003 compared with $202.0 million in 2002, a 19 percent increase. The average cost per thousand board feet of lumber sold was 13 percent higher in 2003 compared with 2002. Included in cost of sales were lumber import duties in 2003 of $29.4 million compared with a net duty reversal of $1.5 million in 2002. The change in the amount of lumber import duties included in cost of sales from 2002 to 2003 increased the average cost per thousand board feet of lumber sold in 2003 by 15 percent. Another significant factor affecting Wood Products cost of sales was the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate from 2002 to 2003 resulted in an approximately $14 million increase in Wood Products cost of sales, or a seven percent increase in the average cost per thousand board feet of lumber sold in 2003. The increase in cost of sales related to lumber import duties and the strengthened Canadian dollar was partially offset by lower log and logging costs, primarily in the Canadian lumber operations.

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

Selling, General and Administrative Expenses, Interest and Income Taxes

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

The Company’s effective tax benefit rate was 39 percent for 2003 and 35 percent for 2002. The increase in the effective tax benefit rate in 2003 related primarily to a favorable rate differential on the carryback of Canadian tax losses and the release of deferred federal income tax reserves no longer required.

Liquidity and Capital Resources

The long-term debt to total capitalization ratio was 58 percent at December 31, 2004 compared with 63 percent at December 31, 2003. The decrease in the debt ratio from 2003 to 2004 was due primarily to a decrease in long-term debt of $14.5 million. Stockholders’ equity increased $17.2 million, due to net income, the change in accumulated foreign currency translation and the issuance of shares under stock plans, partially offset by dividends paid and other equity transactions. The Company’s weighted average cost of debt was 8.1 percent at December 31, 2004 compared with 8.0 percent and 8.1 percent at December 31, 2003 and 2002, respectively.

In 2004, the Company filed, and the Securities and Exchange Commission declared effective, a Registration Statement on Form S-3 (commonly known as a “shelf registration”) pursuant to which the Company may, from time to time, sell for cash to the public up to $100,000,000 of common stock, preferred stock, senior debt securities or subordinated debt securities. The Company’s Board of Directors believes it desirable for the Company to issue additional common stock to improve its capital structure and, subject to market conditions and judgments regarding optimal timing, the Company may offer common stock in the near future under the shelf registration.

Operating Activities

The Company funds its ongoing operations primarily through cash from operations and borrowings under credit facilities. The primary drivers of net cash from operations are prices the Company receives for its products, fluctuations in the Canada to U.S. dollar exchange rate and cash deposits made on lumber imports into the United States. Net cash provided by operating activities was $35.7 million in 2004 compared with $18.3 million in 2003 and $17.7 million in 2002. The increase in net cash provided by operating activities in 2004 related primarily to higher sales prices for the Company’s products and higher sales volume. Significant changes in working capital in 2004 as reflected in the Consolidated Statement of Cash Flows, included: an increase in inventories of $21.9 million primarily due to higher pulp, lumber and saw log inventories; an increase in accounts payable and accrued liabilities of $9.6 million; and an increase in current income taxes payable of $7.8 million. Accounts payable and accrued liabilities increased in 2004 primarily due to higher trade and freight payables and higher accruals for payroll and the current portion of reforestation. Current income taxes payable was the result of Canadian earnings in 2004. Other, net in the 2004 cash flows from operating activities primarily reflected changes in non-current assets and liabilities and the non-cash effects of foreign currency rate changes.

Accounts receivable decreased $11.8 million in 2003, primarily due to the Company’s program to sell qualifying accounts receivable on a revolving basis to a financial institution. Inventories were lower in 2003 compared with 2002 primarily due to the low level of saw logs in Canada at year-end 2003 resulting from summer forest fires in British Columbia which halted logging activity for several weeks in 2003. In 2003, accounts payable and accrued liabilities decreased primarily due to payment of a litigation settlement and environmental remediation expenditures.

Significant changes in working capital in 2002 included an increase in accounts payable and accrued liabilities of $7.1 million and decreases in accounts receivable of $6.2 million and inventories of $5.9 million due primarily to lower product prices and the Company’s efforts to reduce working capital requirements.

The current ratio at December 31, 2004 and 2003 was 1.9 to 1 and 2.0 to 1, respectively. The decrease in 2004 primarily reflects the increase in accounts receivables and inventories, offset by an increase in accounts payable, accrued liabilities and income taxes payable.

Investing Activities

The Company invested $25.2 million and $18.6 million in capital projects in 2004 and 2003, although gross plant and equipment on the balance sheets increased by a much larger amount in the period due to the effect of the stronger Canadian dollar on the translated amounts of assets denominated in Canadian dollars. Capital expenditures totaled $17.3 million in 2002. The Company anticipates that capital expenditures will approximate $49 million in 2005. These capital projects relate primarily to facility improvements, equipment modernization, environmental compliance and energy and cost-saving projects. Planned capital expenditures in 2005 include a rebuild of the planer at the Company’s Grand Forks sawmill at an estimated cost of $17 million Canadian (approximately $14 million U.S.). In 2005, the Company also plans to close on its agreement dated December 22, 2004 for the purchase of the assets of the Fort St. James sawmill including timber tenures for approximately $39 million Canadian (approximately $32 million U.S.), plus the value of certain inventory, less the amount of reforestation and certain other liabilities to be determined at closing. The Company expects to finance these investments through cash generated from operations, existing cash balances, existing or future credit facilities, or other debt or equity issuances.

In March 2004, the Company’s revolving credit facility with a U.S. bank and its related restricted cash requirement expired.

Financing Activities

Net cash used for financing activities in 2004 was $13.3 million compared with net cash provided by financing activities of $3.2 million in 2003 and net cash used for financing activities of $15.1 million in 2002. The use of cash for financing activities in 2004 primarily reflected the reduction of borrowings under revolving credit lines and long-term debt by $15.1 million and the payment of common dividends. Cash provided from issuance of treasury shares on exercise of stock options partially offset the cash used for debt reduction. The net cash provided from financing activities in 2003 was related to additional net borrowings of $8.1 million required to fund cash outlays for capital expenditures, dividends and the restricted cash investment in excess of cash provided by operations. The use of cash for financing activities in 2002 primarily reflected the use of excess cash balances in 2002 for the payment of common dividends and a net reduction of revolving credit lines and long-term debt of $6.0 million.

In June 2004, the Company’s $150 million Canadian (approximately $125 million U.S.) revolving bank line of credit agreement, consisting of two extendable revolving credit facilities, was renewed through July 31, 2005. The maximum borrowings under one line totals $80 million Canadian (approximately $67 million U.S.) and converts into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $70 million Canadian (approximately $58 million U.S.) of revolving borrowings and converts into a one-year term loan upon expiration of the revolving credit provisions. The lines are secured by certain inventory, accounts receivable and the Company’s Canadian pulp mills’ land and equipment. The interest rates associated with the Canadian agreements are based, at the option of the Company, on specified market rates plus a margin predetermined within the credit agreement. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio, net worth test and minimum interest coverage ratio.

The Company’s $15 million U.S. revolving line of credit agreement expired in March 2004 and was replaced by a three-year revolving line of credit agreement with another U.S. bank. The agreement, expiring in March 2007, provides for maximum borrowings of $25 million and is secured by certain accounts receivable and inventories.

At December 31, 2004, the Company was in compliance with its debt covenants, including maximum leverage ratios, net worth tests, minimum interest coverage ratios and minimum liquidity amounts. The debt agreements related to the Company’s 8 3/8% debentures and senior notes do not contain any financial covenants. As of December 31, 2004, Moody’s Investor Service has rated the Company’s senior unsecured debt Ba3 with a stable outlook. Standard & Poor’s Rating Services rating for the Company’s corporate and senior unsecured debt was BB and with a negative outlook.

The Company’s ability to borrow additional amounts under its revolving lines of credit at a particular point in time is subject to the amount of cash on hand, the availability of adequate collateral, letters of credit outstanding and compliance with existing financial covenants. As of December 31, 2004, the Company had borrowing capacity under its revolving lines of credit and restrictive covenant requirements of approximately $42.4 million. The Company expects to either extend its Canadian revolving credit facilities when they expire in July 2005 or enter into new credit facilities. The total amount of borrowing capacity under any new facilities is expected to be equal to the facilities in place at December 31, 2004. The Company expects to meet its future cash requirements through a combination of cash generated from operations, existing cash balances and existing or future credit facilities, sale of assets, if any, and other debt or equity issuances. The Company cannot assure, however, that its business will generate sufficient cash flow from operations or that it will be in compliance with the financial covenants of its debt agreements so that future borrowings thereunder will be available to the Company. The Company’s ability to fund its operations is primarily dependent upon its future financial performance, which will be affected by general economic, competitive and other factors, including those discussed below under “Cautionary Language Regarding Forward-Looking Statements,” many of which are beyond the Company’s control.

In January 2003, the Board decreased the quarterly dividend from 15 cents per share to 8 cents per share due to continued losses through 2002 resulting from the extended economic downturn and the burden of lumber import duties.

On July 30, 2002, the Company completed the sale of $60 million principal amount of 8 3/8% senior notes due 2013, with net proceeds to the Company after discount and expenses of the issue of $50.1 million. The 8 3/8% senior notes were priced to yield 10.5 percent, with terms and conditions of the notes substantially identical to the Company’s existing 8 3/8% debentures due 2013. The notes were offered in a Rule 144A offering to qualified institutional buyers in the United States and to non-U.S. persons outside the United States. The subsequent exchange for registered, publicly traded notes with substantially identical terms was completed in October 2002. The net proceeds were used to pay down revolving bank lines of credit. In January 2002, the Company elected to repay the remaining $11.9 million balance of its State of Oregon Small Scale Energy Loan and discontinued a $12.4 million letter of credit associated with the note payable.

Off-Balance-Sheet and Other Contractual Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have any effect on its current or future financial condition, results of operations or cash flows.

The table below summarizes the Company’s fixed, noncancelable contractual obligations as of December 31, 2004. The current portion of long-term liabilities has been included in the table:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(thousands)
Long-term debt	$601	$34,161	$1,700	$130,396	$166,858
Capitalized leases	9,838	70,729	—	—	80,567
Operating leases	4,554	6,804	2,959	788	15,105
Purchase obligations:
Raw materials (a)	15,209	14,070	3,463	1,455	34,197
Energy (b)	9,472	449	449	—	10,370
Other	955	92	38	—	1,085
Other long-term liabilities reflected on the Consolidated Balance Sheets (c):
Reforestation	6,342	4,281	927	543	12,093
Other	543	818	726	1,223	3,310

	$47,514	$131,404	$10,262	$134,405	$323,585

(a)	Raw materials include timber under contract, chips, sawdust and chemicals. The Company does not incur liabilities under its Canadian timber tenure agreements for the cost of timber until it has been harvested.

(b)	The Company enters into contracts for the purchase of natural gas and electricity. These obligations represent the face value of the contracts and do not consider resale value.

(c)	Pension and other postretirement benefit obligations are not included in the table above. The Company expects to incur cash outlays of $6.7 million related to these plans in 2005. Pension contributions beyond 2005 are not determinable since the amount of any contribution is dependent on the future economic environment and investment return on pension trust assets. Postretirement medical, dental and life insurance plans are unfunded and the cost of approved claims is paid from operating cash flows. Future cash requirements will reflect health care cost trends, demographic changes, and changes in participant premiums, co-pays and deductibles. See Footnote 9, “Pension and Other Postretirement Plans” of the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in Item 8. Note 1, “Accounting Policies” of Notes to Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. The Company has identified certain accounting policies, described below, which are important to the portrayal of the Company’s current financial condition and results of operations and require subjective judgments in the application thereof.

Deferred Taxes

At December 31, 2004 the Company had total deferred tax assets of $61.8 million. Included in this total were U.S. federal and state deferred tax assets of $42.4 million. The Company periodically evaluates its deferred tax assets and the need for a valuation allowance. Judgment is applied in determining whether deferred tax assets will be realized in full or in part. When the Company considers it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable.

U.S. net operating losses are the most significant component of the U.S. deferred tax assets. The Company has not established valuation allowances against its U.S. federal deferred tax assets related to net operating losses, based upon the Company’s ability to utilize certain tax planning strategies to generate sufficient taxable income in the U.S. to fully utilize net operating loss carryforwards that might otherwise expire. The principal tax planning strategy involves the potential future repatriation from a Canadian subsidiary of income taxed at a rate in Canada lower than U.S. tax rates. This results in U.S. taxable income in excess of amounts that would otherwise have been offset by foreign tax credits based on the effective Canadian rate. This strategy depends on the generation over time of sufficient income by Canadian operating subsidiaries and would be disadvantaged if ongoing losses are incurred in the U.S. which prevent the Company from using the repatriated earnings to realize available net operating loss carryforwards. The realization of the deferred tax asset is not assured, and the need to record valuation allowances against U.S. deferred tax assets could result if the estimated benefits realizable from tax planning strategies are reduced.

Impairment of Long-lived Assets

The Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the Company estimates future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the long-lived asset. To date, these evaluations have not resulted in an impairment charge for any of the Company’s assets.

The key assumptions in estimating these cash flows are future pricing of commodity products and future estimates of expenses to be incurred. The assumptions regarding pricing are based on price projections estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. The Company’s estimates of future expenses are based on internal planning models and the expectation that the Company will generally continue to reduce production costs that will offset the effects of inflation.

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

At December 31, 2004, the Company had a prepaid pension cost asset of $9.0 million related to its U.S. pension plan. At September 30, 2004, the fair value of U.S. pension plan assets exceeded the Company’s accumulated benefit obligation (ABO) by $1.5 million. If the fair value of plan assets were to fall below the plan’s calculated ABO and the Company chose not to make a cash contribution to plan assets at least equal to the difference between the ABO and the fair value of plan assets, this prepaid pension cost asset would be written off, net of taxes, by a direct charge to shareholders’ equity, with no impact on earnings or cash. The most significant variables that could cause this to occur are the actual return on plan assets and the discount rate used on the measurement date to value plan liabilities.

At September 30, 2004, the Company reduced its expected rate of return used for its Canadian plans, with the weighted average rate of return on plan assets for U.S. and Canadian plans decreasing to 8.5 percent from 8.6 percent at September 30, 2003. Each 0.5 percent reduction in the expected return on assets is expected to increase estimated 2005 pension expense by approximately $0.4 million.

At September 30, 2004, the Company also reduced the discount rate used for its U.S. and Canadian plans, with the weighted average discount rate decreasing to 6.1 percent from 6.3 percent at September 30, 2003. Pension and postretirement benefit costs for 2005 will be based on the 6.1 percent assumed discount rate. Based on estimated 2005 expenses, each 0.5 percent reduction in the assumed discount rate is expected to increase pension and postretirement benefit costs by approximately $1.2 million.

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

The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. The Company regularly monitors its exposure to environmental loss contingencies and, as additional information becomes available, the estimates may change. The Company has recognized environmental remediation expense (benefit) of $0.3 million, $0.1 million and $(2.5) million in 2004, 2003 and 2002, respectively. The Company spent $1.3 million, $1.9 million and $2.1 million on environmental remediation in 2004, 2003 and 2002, respectively, which amounts were charged against the environmental reserves accrued. As of December 31, 2004, the Company had recorded estimated liabilities totaling $5.4 million for environmental matters. In each case, amounts are based on the assumption that the remedial actions currently proposed by the Company will be approved by the applicable government agency or are otherwise sufficient to remediate the sites. Based on currently available information and analysis, the Company estimates that for one site where a remediation plan has not been approved by the regulatory agency, it is reasonably possible that up to $3.9 million of additional remediation costs could be incurred if further site testing reveals more extensive environmental contamination or if the regulatory agency otherwise requires more extensive remediation.

Reforestation

Approximately 84 percent of the Company’s current lumber capacity is located in the Canadian province of British Columbia. The Company primarily obtains its timber from the Provincial Government of British Columbia under timber harvesting licenses. Under these licenses, the Company is responsible for all reforestation costs (such as site preparation, planting, fertilizing, thinning and herbicide application) until the harvested land requires no further reforestation activity prior to the next harvest.

The Company estimates reforestation costs based on its substantial experience in reforestation in British Columbia under the Province’s Forest Practice Code. A significant portion of the reforestation costs occur during the first five years after harvest. The remaining costs are incurred until the harvested land is “free to grow,” generally seven to twelve years after initial planting. Whereas it is possible to reasonably estimate the costs of labor and materials required for reforestation activities, it is not possible to predict the impact of natural disasters, such as windstorms, droughts and forest fires, or the possibility of changes in the Province’s regulations. Due to the numerous variables associated with these judgments and assumptions, and the effects of governmental regulation, weather and forest fires, both the precision and reliability of the resulting estimates of the related liabilities are subject to uncertainties. As additional information becomes available, the estimates may change. At December 31, 2004, the Company’s total reforestation liability was $12.1 million. The Company recognized expenses related to reforestation activities of $5.1 million, $3.0 million and $3.6 million for the years 2004, 2003 and 2002, respectively. Cash expenditures for reforestation activities totaled $4.7 million, $4.0 million and $4.3 million for the same periods.

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

Exchange Rate Fluctuations

Although the Company’s sales are made primarily in U.S. dollars, a substantial portion of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, could adversely affect the Company’s results of operations and cash flows. A substantial portion of the Company’s pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects the Company’s customers’ ability to pay and the Company’s relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on the Company’s business, financial condition and results of operation. For example, a change in the U.S. to Canadian dollar translation rate from 1.22 to 1.21 would decrease pre-tax income as measured in U.S. dollars by an estimated $3.8 million U.S. on an annual basis.

Fees on Lumber Imports into the United States

In May 2002, the ITC imposed duties on certain types of softwood lumber imported into the United States from Canada after determining that imports of certain types of softwood lumber from Canada threatened U.S. softwood lumber mill operators. Based on findings of the DOC regarding subsidies and dumping margins, the ITC’s decision has subjected the Company’s imports of certain types of softwood lumber from Canada, on or after May 22, 2002, to these duties which have had a material adverse effect on the Wood Products business results of operations. Various NAFTA and WTO rulings have been issued to date in Canada’s appeals of these duties, and these rulings are subject to further appeals. In the event that final rates differ from the depository rates, ultimate costs may be higher or lower than those recorded to date. The ultimate outcome or effect of NAFTA and WTO reviews, or whether a settlement between the Canadian and U.S. governments may be reached, cannot be predicted.

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

Availability and Pricing of Raw Materials

Logs, wood chips and sawdust, the principal raw materials used in the manufacture of the Company’s products, are purchased in highly competitive, price-sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors, many of which are beyond the Company’s control. Changes in the pricing of logs under British Columbia’s current stumpage system as the result of negotiations to resolve the U.S.– Canada lumber import duty issue could affect the cost of logs for the Company’s Canadian sawmills. Other factors include changing environmental and conservation regulations and natural disasters, such as forest fires, wind storms or other extreme weather conditions. A decrease in the supply of logs, wood chips and sawdust can cause higher raw material costs and, as a result, material fluctuations in the Company’s results of operations.

The Company’s Harmac pulp mill has a long-term fiber supply agreement with Weyerhaeuser that provides for 1.7 million cubic meters of fiber per year through 2019. The Company’s Mackenzie pulp mill purchases approximately 70 percent of its fiber requirements from sawmills also located in Mackenzie, British Columbia and operated by Canfor. Fiber is purchased at market or at prices determined under a formula intended to reflect market value of the fiber. The failure by Weyerhaeuser or Canfor to produce the required fiber pursuant to these contracts could have a material adverse effect on the Company as a whole. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Weyerhaeuser and Canfor. There can be no assurance that the Company will be able to obtain an adequate supply of softwood fiber for its pulp operations.

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. The Plan states that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. Because the first 200,000 cubic meters of AAC are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s existing annual allowable cut. The Company has worked with the Crown on identifying specific areas designated for the take-back. Compensation discussions have not yet commenced. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. The Company expects its historical mix of approximately 70 percent tenure acquired logs and 30 percent open market log purchases to shift to a mix of 55 percent tenure acquired logs and 45 percent open market log purchases. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC. These reductions are expected to go into effect in late 2005 and be completed in 2006.

In addition, as part of the Plan, the Crown has proposed to introduce a market-based timber pricing system for stumpage fees in the British Columbia interior. The market-based timber pricing system was originally targeted to be implemented in 2004; however, it now appears that the provincial government is re-evaluating this system with no specific implementation date. If implemented, the new system will involve complex formulas that have not been defined and a conceptual framework that is the subject of ongoing discussions between the Crown and industry representatives. Accordingly, while the Company generally believes that a new market-based system would result in some increase in stumpage fees compared to the existing system, the Company cannot estimate the amount of the potential impact. To provide some perspective, in 2004 stumpage fees represented less than five percent of the total cost of sales of the Wood Products business. The actual effect, if any, on the Company’s future supply and cost of logs, chips and sawdust to its Canadian operations cannot be determined at this time.

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

Financial Leverage

The Company’s long-term debt as a percentage of total capitalization at December 31, 2004 was 58 percent. While the Company’s leverage level is not unusual for the forest products and pulp industries, this leverage, or higher leverage if the Company were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Higher levels of leverage may require a substantial portion of the cash flow from operations to satisfy debt service requirements, thereby reducing the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. Higher leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

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

Labor Relations

Approximately 80 percent of the Company’s employees are paid on an hourly basis and most of these employees are covered under collective bargaining agreements. In the second quarter of 2004, the Company concluded negotiations with the Canadian unions in Midway, Grand Forks and Boundary covering approximately 421 employees. The renewed contract expires in June 2009. In 2003, the Company negotiated Memorandum of Agreements for six-year terms with the Canadian unions at the Castlegar sawmill and the Arrow Lakes forestry division. The Company’s collective bargaining agreement covering approximately 134 employees at the Halsey pulp mill expired in January 2005 and negotiations for a new contract are underway. If the Company were unable to reach agreement on the terms of any collective bargaining agreement with any group of its employees, the Company could be subject to work slowdowns or stoppages.

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

Financial Market Risk

The Company’s exposure to market risk for interest rates relates primarily to short- and long-term debt. The Company’s investment in marketable securities at December 31, 2004 and 2003 was not significant. The Company’s debt is primarily fixed rate with 14 percent of total debt at variable rates at December 31, 2004, and therefore, net income is not materially affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company’s net investment in Canadian operations. The Company’s net investment in Canadian subsidiaries is not hedged. The net assets of Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $236.9 million at December 31, 2004. The potential change in fair value resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $23.7 million at December 31, 2004. Any gain or loss in fair value would be reflected as a cumulative foreign currency translation adjustment. The change in fair value would not affect cash flows or reported net income or loss of the Company, but would increase or decrease accumulated other comprehensive income which is a component of stockholders’ equity.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries. The Company periodically uses foreign exchange contracts to manage a portion of its exposure to foreign currency transactions. The notional value of foreign currency exchange contracts outstanding at December 31, 2004 and 2003 was $31.0 million and $10.0 million, respectively.

The Company utilizes well-defined financial contracts in the normal course of its operations as a means to manage certain commodity price risks. The majority of these contracts are fixed-price contracts for future purchases of energy, primarily natural gas and electricity, which meet the definition of “normal purchases or normal sales” and therefore, are not considered derivative instruments for accounting purposes. There were no contracts outstanding at December 31, 2004 and 2003 that were considered derivative instruments.

As of December 31, 2004, the Company had contracts outstanding to fix the price of natural gas purchases representing approximately 26 percent of its first quarter 2005 anticipated natural gas usage for its pulp mills. Historically the Company’s forward purchase contracts for electricity and natural gas cover periods of twelve months or less. The Company buys forward 100 percent of its electricity requirements for its Halsey pulp mill, and at December 31, 2004, had purchased forward electricity through January 2005 at market indexed prices.

Item 8.	Financial Statements and Supplementary Data

Pope & Talbot, Inc.

Consolidated Balance Sheets

	December 31
	2004	2003
	(thousands except per share)
Assets
Current assets:
Cash and cash equivalents	$7,927	$4,082
Short-term investments	—	101
Restricted cash	—	5,000
Accounts receivable (less allowance of $5,971 in 2004 and $4,086 in 2003)	59,982	54,162
Inventories	129,526	100,701
Prepaid expenses	5,950	10,350
Deferred income taxes	7,856	4,744

Total current assets	211,241	179,140
Properties:
Plant and equipment	737,011	690,638
Accumulated depreciation	(405,714)	(363,964)

	331,297	326,674
Land and timber cutting rights	8,741	8,334

Total properties, net	340,038	335,008
Other assets:
Deferred income tax assets, net	—	6,686
Prepaid pension costs	8,992	8,245
Other	10,356	10,483

Total other assets	19,348	25,414

	$570,627	$539,562

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,605	$5,079
Accounts payable	56,536	49,434
Accrued payroll and related taxes	24,137	19,316
Income taxes payable	7,657	—
Other accrued liabilities	18,955	15,896

Total current liabilities	112,890	89,725
Long-term liabilities:
Long-term debt, net of current portion	229,634	244,143
Deferred income tax liability, net	2,522	—
Other long-term liabilities	61,947	59,229

Total long-term liabilities	294,103	303,372
Stockholders’ equity:
Preferred stock, $10 par value: 1,500,000 shares authorized; none issued	—	—
Common stock, $1 par value: 20,000,000 shares authorized; 17,208,100 shares issued	17,208	17,208
Additional paid-in capital	66,573	67,811
Retained earnings	85,109	79,083
Accumulated other comprehensive income, net of tax	9,437	6,527
Treasury stock, 966,332 and 1,553,010 shares, at cost	(14,693)	(24,164)

Total stockholders’ equity	163,634	146,465

	$570,627	$539,562

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Consolidated Statements of Operations

	Years Ended December 31
	2004	2003	2002
	(thousands except per share)
Revenues:
Pulp	$432,525	$369,878	$322,941
Wood Products
Lumber	290,766	214,342	190,918
Chips, logs and other	39,374	28,459	32,474

	330,140	242,801	223,392

Total revenues	762,665	612,679	546,333
Costs and expenses:
Pulp cost of sales	407,014	365,672	333,218
Wood Products cost of sales	286,799	239,924	202,030
Selling, general and administrative	34,170	26,134	25,590

	727,983	631,730	560,838

Operating income (loss)	34,682	(19,051)	(14,505)
Interest expense, net	20,256	21,389	17,586

Income (loss) before income taxes	14,426	(40,440)	(32,091)
Income tax provision (benefit)	3,299	(15,628)	(11,141)

Net income (loss)	$11,127	$(24,812)	$(20,950)

Net income (loss) per share:
Basic	$.70	$(1.59)	$(1.34)

Diluted	$.69	$(1.59)	$(1.34)

Weighted average shares of common stock outstanding:
Basic	15,902	15,622	15,606
Diluted	16,116	15,622	15,606

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31
	2004	2003	2002
	(thousands)
Cash flow from operating activities:
Net income (loss)	$11,127	$(24,812)	$(20,950)
Noncash charges (credits):
Depreciation and amortization	37,672	38,171	35,331
Gain on sale of property and equipment	(310)	(1,343)	—
Deferred tax provision	(1,271)	(5,856)	(2,950)
Noncash lumber import duties	—	—	(15,567)
Bad debt expense	1,928	1,043	—
Decrease (increase) in working capital:
Accounts receivable	(2,094)	11,827	6,237
Inventories	(21,851)	7,442	5,913
Prepaid expenses and other assets	1,731	(3,681)	4,876
Accounts payable and accrued liabilities	9,625	(6,442)	7,062
Income taxes payable	7,792	—	—
Other, net	(8,673)	1,913	(2,217)

Net cash provided by operating activities	35,676	18,262	17,735

Cash flow from investing activities:
Proceeds from maturities of short-term investments	101	—	9
Restricted cash	5,000	(5,000)	—
Capital expenditures	(25,240)	(18,570)	(17,333)
Proceeds from sale of properties and equipment	516	1,495	129

Net cash used for investing activities	(19,623)	(22,075)	(17,195)

Cash flow from financing activities:
Net borrowings (payments) under revolving credit lines	(10,647)	12,607	(38,461)
Proceeds from long-term debt	—	—	50,068
Repayments of long-term debt	(4,483)	(4,552)	(17,575)
Exercise of stock options	6,889	186	251
Cash dividends	(5,101)	(5,006)	(9,377)

Net cash provided by (used for) financing activities	(13,342)	3,235	(15,094)

Effect of exchange rate on cash	1,134	420	331

Increase (decrease) in cash and cash equivalents	3,845	(158)	(14,223)
Cash and cash equivalents at beginning of year	4,082	4,240	18,463

Cash and cash equivalents at end of year	$7,927	$4,082	$4,240

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Consolidated Statements of Stockholders’ Equity

(thousands)

					Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

	Common stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	17,207	$17,207	(1,590)	$(25,142)	$68,353	$139,228	$(27,533)	$172,113
Cash dividends ($.60 per share)	—	—	—	—	—	(9,377)	—	(9,377)
Issuance of shares under stock plans	—	—	21	590	(339)	—	—	251
Comprehensive income (loss):
Net loss	—	—	—	—	—	(20,950)	—	(20,950)
Foreign currency translation	—	—	—	—	—	—	1,216	1,216
Cash flow hedge reclassification of losses (net of $973 tax expense)	—	—	—	—	—	—	1,549	1,549
Minimum pension liability adjustment (net of tax benefit of $518)	—	—	—	—	—	—	(950)	(950)

Total comprehensive loss								(19,135)

Balance, December 31, 2002	17,207	17,207	(1,569)	(24,552)	68,014	108,901	(25,718)	143,852

Cash dividends ($.32 per share)	—	—	—	—	—	(5,006)	—	(5,006)
Issuance of shares under stock plans	1	1	16	388	(203)	—	—	186
Comprehensive income (loss):
Net loss	—	—	—	—	—	(24,812)	—	(24,812)
Foreign currency translation	—	—	—	—	—	—	32,791	32,791
Minimum pension liability adjustment (net of tax benefit of $301)	—	—	—	—	—	—	(546)	(546)

Total comprehensive income								7,433

Balance, December 31, 2003	17,208	17,208	(1,553)	(24,164)	67,811	79,083	6,527	146,465

Cash dividends ($.32 per share)	—	—	—		—	(5,101)	—	(5,101)
Issuance of shares under stock plans	—	—	587	9,471	(2,426)	—	—	7,045
Tax benefit related to exercise of stock options	—	—	—	—	1,188	—	—	1,188
Comprehensive income (loss):
Net income	—	—	—	—	—	11,127	—	11,127
Foreign currency translation (net of tax of $6,864)	—	—	—	—	—	—	5,826	5,826
Minimum pension liability adjustment (net of tax benefit of $1,612)	—	—	—	—	—	—	(2,916)	(2,916)

Total comprehensive income								14,037

Balance, December 31, 2004	17,208	$17,208	(966)	$(14,693)	$66,573	$85,109	$9,437	$163,634

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements

1.	Accounting Policies

Business Description

Pope & Talbot, Inc. (the Company) is incorporated in the state of Delaware. The Company classifies its business into two operating segments: pulp and wood products. Pulp manufactures a broad range of pulp utilizing both wood chips and sawdust as fiber sources. Pulp is sold primarily to end users in the U.S., Europe and Asia. Wood products manufactures standardized and specialty lumber and sells residual wood chips. Lumber products are sold mainly in the U.S. and Canada to wholesalers, and wood chips are sold to manufacturers of pulp in Canada.

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

Restricted Cash

Under the terms of a domestic revolving credit facility in place during 2003, the Company placed $5.0 million into an interest-bearing escrow account. The cash was restricted from use until the revolving credit facility matured in March 2004.

Inventories

Inventories are stated at the lower of cost or market. For lumber inventories at the sawmill in the U.S. and wood chip, sawdust, pulp logs, and wood fiber in pulp inventories at the Company’s three pulp mills, cost has been determined using the last-in, first-out (LIFO) method. For remaining inventories, cost has been determined using the average cost method which approximates the first-in, first-out (FIFO) basis.

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

Depreciation of assets other than pulp production assets is computed using the straight-line method over the useful lives of respective assets. Depreciation of the Company’s pulp production assets is computed using the units-of-production method. Estimated useful lives of the principal items of property, plant and equipment are as follows:

Mills, plants and improvements	10 to 40 years
Equipment	7 to 30 years
Mobile equipment	5 to 7 years

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

Timber Resources

In Canada, the Company primarily obtains its timber from the Provincial Government of British Columbia under timber harvesting licenses. The Canadian timber harvesting licenses allow, but do not require, the Company to remove timber from defined areas annually on a sustained yield basis. There are currently no annual minimum cut requirements; however, penalties are applied if the maximum annual allowable cut for the cut control period (generally five years) is exceeded by more than ten percent. The Company also purchases logs in Canada in the open market. The Company does not incur liabilities for the cost of timber until it has been harvested.

In the U.S., the Company obtains its timber from various public and private sources under timber harvesting contracts. The Company does not incur a direct liability for, or ownership of, this timber until it has been harvested. Additionally, logs are purchased in the open market. At December 31, 2004, the Company’s best estimate of its total commitment at current contract rates under these contracts was approximately $18.7 million. The Company evaluates the need for recognition of loss contract reserves for its public and private timber harvesting contracts based on the estimated total cost applied to such harvests compared with replacement cost as measured by the total estimated harvesting costs of recent timber sales in the region.

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

The Company estimates reforestation costs based on its substantial experience in reforestation in British Columbia under the Province’s Forest Practice Code. The liability for reforestation costs is recorded at fair value, which requires the Company to, in addition to projecting future cash expenditures for each cut-block within the Company’s operating areas, anticipate the effects of inflation and use an appropriate discount rate in the calculation of the liability. Whereas it is possible to reasonably estimate the costs of labor and materials required for reforestation activities, it is not possible to predict the impact of natural disasters, such as windstorms, droughts and forest fires, or the possibility of changes in the Province’s regulations. The Company adjusts the discounted reforestation liability for the passage of time by applying the discount rate used when the initial liability was recorded to the liability balance at the beginning of the year. This adjustment to the liability is recorded as accretion expense in cost of sales.

Income Taxes

The Company accounts for income taxes using the asset and liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Deferred tax assets have been recorded at an amount management believes is more likely than not realizable based on the Company’s reliance on available tax planning strategies.

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

Sales are reported net of trade discounts and allowances. Amounts charged to customers for shipping and handling are recognized as revenue. Shipping and handling costs incurred by the Company are reported as cost of sales. The Company records lumber import duties as a component of cost of sales.

Statements of Cash Flows

The Company classifies as cash and cash equivalents unrestricted cash on deposit in banks plus all investments having original maturities of 90 days or less. Total cash expenditures for interest were $20.9 million, $22.0 million and $16.7 million for 2004, 2003 and 2002, respectively. Net cash income tax refunds received for income taxes were $6.7 million, $10.0 million and $7.5 million in 2004, 2003 and 2002, respectively.

Interest

Interest expense in the Consolidated Statements of Operations is shown net of interest income and capitalized interest. Interest income was $0.3 million in 2004 and 2003 and $0.5 million in 2002.

Financial Instruments and Derivatives

The carrying amounts reported in the balance sheet for cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximate fair values due to the short maturity of those instruments.

The Company does not hold financial instruments for trading purposes. The Company’s accounting treatment for contracts considered derivative instruments is as follows. For derivatives designated as fair value hedges, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Changes in the fair value of all other derivative instruments not designated as hedges are also recognized in earnings in the period in which the changes occurred. The Company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations.

The Company utilizes well-defined financial contracts in the normal course of its operations as a means to manage its foreign currency exchange rate and certain commodity price risks. The majority of contracts used to manage commodity price risks are fixed-price contracts for future purchases of energy, primarily natural gas and electricity, which meet the amended definition of “normal purchases or normal sales” and therefore, are not considered derivative instruments for accounting purposes.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries. The Company periodically uses foreign currency exchange rate contracts to manage a portion of its exposure to these transactions, but historically has not entered into a material amount of foreign currency rate hedges with respect to exposure from its operations in Canada.

Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP FAS 106-2 superseded FSP FAS 106-1 on the same subject and provided guidance on the accounting and disclosure related to the Act. FSP FAS 106-2 became effective in the first interim or annual period beginning after June 15, 2004. The Company concluded that the enactment of the Act was not a significant event as defined by Statement of Financial Accounting Standards (SFAS) Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and adopted the guidance under FSP FAS 106-2 and incorporated the effects of the Act in the measurement of plan obligations at September 30, 2004, which reduced the accumulated postretirement benefit obligation by $1.7 million. The Company recorded the effects of the Act in the fourth quarter of 2004, and the effect on the net periodic postretirement benefit cost was not significant.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which amends the guidance on inventory pricing in Accounting Research Bulletin No. 43. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. It requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement apply to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that adoption of this Statement will have a significant effect on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment”. This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, SFAS No. 123(R) requires that the cost resulting from all share-based payment awards be recognized at fair value and be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement eliminates the alternative to account for share-based compensation transactions using the intrinsic value method of accounting in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued. SFAS No. 123(R) requires a company to disclose information about the nature of share-based payment transactions and the effects of those transactions on the financial statements. All public companies are required to adopt this Statement using a modified version of prospective application. This approach requires application of the Statement to all new awards and awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for awards that are outstanding as of the effective date and for which service has not been rendered are required to be recognized as service is rendered on or after the effective date. The compensation cost for these awards is based on the grant-date fair value of the awards as calculated for either recognition or proforma disclosures under SFAS No. 123. Prior to the effective date of this Statement, companies may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company is not able to estimate at this time the effect that SFAS No. 123(R) will have on its financial position, results of operations or cash flows when this statement is adopted.

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

Earnings Per Share

The computation of basic earnings per share is based on net income or loss and the weighted average number of common shares outstanding during each year. The weighted average shares outstanding in 2004, 2003 and 2002 were 15,902,000, 15,622,000 and 15,606,000, respectively. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards, and for this purpose, weighted average shares outstanding totaled 16,116,000 for the year ended December 31, 2004. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. For 2003 and 2002, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted were the same.

Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $17.61 to $21.06 per share in 2004 and from $5.25 to $30.38 per share in 2003 and 2002, averaged 35,500, 1,544,200 and 1,520,200 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation

As allowed by SFAS No. 123, as amended by SFAS No. 148, the Company has retained the compensation measurement principles of APB Opinion No. 25 and its related interpretations for stock options. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	2004	2003	2002
	(thousands except per share)
Net income (loss), as reported	$11,127	$(24,812)	$(20,950)
Stock-based employee compensation expense included in net income (loss), net of related tax effects	130	47	48
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(825)	(580)	(541)

Pro forma net income (loss)	$10,432	$(25,345)	$(21,443)

Basic net income (loss) per share:
As reported	$0.70	$(1.59)	$(1.34)
Pro forma	0.66	(1.62)	(1.37)
Diluted net income (loss) per share:
As reported	$0.69	$(1.59)	$(1.34)
Pro forma	0.65	(1.62)	(1.37)

The Company has followed the practice of using treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to a stock option plan, the difference between the exercise price and the cost of treasury shares is recorded as an increase or decrease to additional paid-in capital.

3.	Receivables

The Company has entered into a Receivable Purchase Agreement with a financial institution to sell, at the Company’s option, qualifying accounts receivable on a revolving basis. The agreement provided for the sale of up to $30 million of qualifying accounts receivable at December 31, 2003 and in September 2004 the amount available to sell was increased to $35 million. At December 31, 2004 and 2003, $33.4 million and $27.6 million, respectively, of sold accounts receivable were excluded from accounts receivable in the accompanying Consolidated Balance Sheets. The proceeds available under this program are subject to change based on the level of eligible receivables and restrictions on the concentrations of receivables. The Company remains the collection agent for the accounts receivable provided that it is in compliance with the agreement’s covenants. Because the Company receives adequate compensation for these services, no servicing asset or obligation has been recorded. The Company is obligated to indemnify the financial institution against any losses on collection of sold receivables, and has collateralized this indemnity obligation with $10 million of other accounts receivable. The costs under this program vary based on changes in interest rates (LIBOR), are included in selling, general and administrative expenses and were $0.6 million and $0.1 million in 2004 and 2003, respectively.

4.	Inventories

	2004	2003
	(thousands)
Lumber	$23,135	$16,244
Pulp	39,553	33,350
Saw logs	30,471	19,663
Pulp logs, chips and sawdust	14,056	11,021
Chemicals and supplies	23,830	21,871
LIFO reserve	(1,519)	(1,448)

	$129,526	$100,701

The portion of inventories determined using the last-in, first-out (LIFO) method are reflected in the above table at an aggregate of $25.7 million and $20.6 million using the average cost method at December 31, 2004 and 2003, respectively.

5.	Properties

	2004	2003
	(thousands)
Plant and equipment:
Mills, plants and improvements	$103,726	$98,510
Equipment	608,152	567,008
Mobile equipment	20,249	21,540
Construction in progress	4,884	3,580

	$737,011	$690,638

Land and timber cutting rights:
Land	$5,008	$4,699
Canadian timber cutting rights	3,733	3,635

	$8,741	$8,334

Included in plant and equipment at December 31, 2004, were assets at cost of $178.4 million ($179.4 million at December 31, 2003) and a net book value of $37.0 million ($43.6 million at December 31, 2003) for which the Company does not hold title. See Note 7, “Debt” and the discussion of the Halsey mill sale/leaseback transactions.

6.	Income Taxes

Income (loss) before income taxes were comprised of the following:

	2004	2003	2002
	(thousands)
Domestic income (loss)	$(354)	$(13,614)	$(29,193)
Foreign income (loss)	14,780	(26,826)	(2,898)

	$14,426	$(40,440)	$(32,091)

The income tax provision (benefit) consisted of the following components:

	2004	2003	2002
	(thousands)
Current tax provision (benefit):
Federal	$254	$(1,200)	$2
State	(836)	20	—
Foreign	5,152	(8,592)	(8,193)

	4,570	(9,772)	(8,191)

Deferred tax provision (benefit):
Federal	(1,031)	(4,616)	(9,790)
State	4	(322)	(962)
Foreign	(244)	(918)	7,802

	(1,271)	(5,856)	(2,950)

Net income tax provision (benefit)	$3,299	$(15,628)	$(11,141)

The income tax provision (benefit) was different from the amount computed by applying the U.S. statutory federal income tax rate as set forth in the following reconciliation:

	2004	2003	2002
	(thousands)
Provision (benefit) at U.S. statutory rate	$5,048	$(14,154)	$(11,232)
State tax net of federal benefit	18	(196)	(625)
State pollution control credits	(1,177)	(1,540)	(1,532)
Non-deductible interest expense	925	978	1,026
Canadian capital tax	351	774	736
Research credits	(494)	34	—
State taxes on undistributed foreign earnings	1,076	—	—
Released state valuation reserve and other state tax reserves	(1,829)	—	—
Taxes previously provided, net	(893)	(1,741)	—
Other items, net	274	217	486

	$3,299	$(15,628)	$(11,141)

In 2004, the Company recognized state tax liabilities on undistributed earnings of one of its Canadian subsidiaries and released related state tax valuation and other tax reserves. During the course of the audit of the Company’s 2004 financial statements, it was determined that the Company had miscalculated the required deferred taxes on undistributed earnings of foreign subsidiaries for the years 2002 through 2004. Accordingly, the Company recorded a deferred state income tax liability of $1.0 million on all undistributed earnings of a Canadian subsidiary and made an assessment that previously recorded valuation allowances and tax reserves related to its ability to realize state net operating loss carryforwards totaling $1.8 million were no longer required, for a net credit to the tax provision of $0.8 million. The amounts relating to prior years were recorded in the fourth quarter of 2004 as those amounts were determined to be immaterial to all affected periods. The revised calculation of deferred taxes described above resulted in the cumulative understatement of state tax benefits of $0.8 million, an understatement of current and long-term deferred tax liabilities on the balance sheet of $6.1 million and an overstatement of the accumulated translation adjustment (a component of stockholders’ equity) of $6.9 million. Prior to 2002, the Company was not required to provide deferred taxes on undistributed earnings of its Canadian subsidiaries, as it intended to permanently reinvest those earnings in Canada. Under existing law, the undistributed earnings of foreign subsidiaries are not subject to U.S. tax until distributed as dividends. In 2002, the Company established a tax planning strategy involving the potential future distribution of earnings of a Canadian subsidiary. Under generally accepted accounting principles in the U.S., such distributions of future earnings can be considered as part of a tax planning strategy in determining the need for and amount of a valuation allowance for deferred tax assets only to the extent deferred income tax liabilities have been recognized for existing undistributed earnings or earnings that have been distributed in the past. Undistributed earnings of the Company’s Canadian subsidiaries totaled $214.1 million at December 31, 2004.

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31 were as follows:

	2004	2003
	(thousands)
Current deferred taxes:
Gross assets	$7,856	$4,744
Noncurrent deferred taxes:
Gross assets	53,922	49,075
Gross liabilities	(56,444)	(42,389)

Total noncurrent deferred taxes	(2,522)	6,686

Net deferred tax asset	$5,334	$11,430

The most significant deferred tax asset relates to U.S. net operating loss carryforwards. At December 31, 2004, the Company had available $78.3 million of U.S. federal tax loss carryforwards expiring as follows: 2011 – $1.0 million; 2012 – $6.8 million; 2020 – $4.2 million; 2021 – $21.3 million; 2022 – $26.4 million and 2023 – $18.6 million. The Company has state net operating loss carryforwards of

$34.3 million that expire between 2015 and 2018. As of December 31, 2004, the Company also had alternative minimum tax credit carryforwards of $0.7 million that may be carried forward indefinitely.

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

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	2004	2003
	(thousands)
Postretirement benefits	$12,155	$10,908
Reforestation	3,069	2,591
Deferred taxes on undistributed foreign earnings	(7,940)	—
Foreign exchange	—	(2,800)
Property, plant and equipment	(43,300)	(37,600)
Other liabilities	6,375	6,353
Tax credits - AMT and research	2,196	523
Net operating loss carryforwards	29,013	32,207
Valuation allowance	—	(979)
Other, net	3,766	227

Net deferred tax asset	$5,334	$11,430

The net change in valuation allowance was a decrease of $1.0 million in 2004 and no change in 2003 or 2002. In 2004, the Company settled its Canadian income tax obligations through 1999, without an adverse impact. The Canada Revenue Agency is currently reviewing 2000, 2001 and 2002. The results of this examination are unknown at this time; however, the Company believes the provisions for income taxes for years since 1999 are adequate.

7.	Debt

	2004	2003
	(thousands)
Revolving credit and term loan facilities, expiring in 2005 and 2007, variable interest rate 4.74%	$33,265	$42,765
Lease financing obligations, weighted average interest rate 7.13%	68,381	72,864
Long-term obligation, due 2005-2012, effective rate 7.54%	7,182	7,779
8 3/8% senior notes due 2013, less unamortized discount of $8,589, effective rate 11.03%	51,411	50,814
8 3/8% debentures, due 2013	75,000	75,000

	235,239	249,222
Less current portion	5,605	5,079

Long-term debt	$229,634	$244,143

Revolving Credit and Term Loan Facilities

At December 31, 2004 the Company had borrowings of $33.3 million outstanding under its Canadian revolving credit facilities and no borrowings outstanding under its U.S. revolving credit facility, and was utilizing $8.2 million of available borrowing capacity for an outstanding letter of credit. As of December 31, 2004, the Company had available approximately $42.4 million of borrowing capacity under its revolving lines of credit and covenant requirements.

In June 2004, the Company’s $150 million Canadian (approximately $125 million U.S.) revolving bank line of credit agreement, consisting of two extendable revolving credit facilities, was renewed through July 31, 2005. The maximum borrowings under one line totals $80 million Canadian (approximately $67 million U.S.) and converts into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $70 million Canadian (approximately $58 million U.S.) of revolving borrowings and converts into a one-year term loan upon expiration of the revolving credit provisions. The lines are secured by certain inventory, accounts receivable and the Company’s Canadian pulp mills’ land and equipment. The interest rates associated with the Canadian agreements are based, at the option of the Company, on specified market rates plus a margin predetermined within the credit agreement. Commitment fees of .45 percent and .55 percent per year on the unused portions of the $80 million Canadian line and $70 million Canadian line, respectively, are payable quarterly. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio, net worth test and minimum interest coverage ratio.

In March 2004, the Company’s $15 million U.S. revolving line of credit agreement expired and was replaced by a three-year revolving credit agreement with another U.S. bank. The agreement provides for maximum borrowings of $25 million and is secured by certain accounts receivable and inventories. The agreement expires in March 2007 and contains financial covenants when the Company borrows under the credit agreement, including maximum leverage ratios, net worth tests and maximum capital expenditures. The interest rate associated with the U.S. revolving credit agreement is based, at the option of the Company, on specified market rates plus a margin based on the Company’s debt ratio, as defined. A commitment fee of .125 percent is payable monthly on the unused portion of the U.S. credit facility.

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

In December 2001, the Company entered into a sale/leaseback of the Halsey pulp mill’s chlorine dioxide facility (the ClO2 lease financing). The lessor is the same financial institution with which the Company sold and leased back the Halsey pulp mill in 1999. In this transaction, the lessee is a limited partnership of which the Company is the general partner and another financial institution is the limited partner. The limited partner invested $10.6 million in the lessee partnership, which was utilized to fund an advance rent payment to the lessor of the ClO2 facility. The Company recorded the ClO2 transaction as a $25.4 million lease financing obligation and a $10.6 million long-term obligation. The ClO2 lease financing has a term, rent payment schedule and early purchase option that are coterminus with the Halsey mill sale/leaseback.

The Halsey leases require annual rent payments, payable semi-annually, as follows: for the years 2005—$9.8 million and 2006—$11.6 million. Beginning in January of 2007 (if the leases have not been terminated by exercise of the early purchase options), two semi-annual payments of $16.6 million and other payments totaling $22.5 million through the end of the lease term in 2012 are required. There are two purchase options under each of the Halsey leases. The aggregate price under the early purchase options in 2007 is fixed at $59.1 million, payable in five installments during 2007. The purchase options at the end of the leases will be at fair market value as determined at the time of the exercise. The leases contain certain restrictive covenants, including a maximum leverage ratio, a minimum net worth requirement and a fixed charge coverage ratio or cash requirement.

The Company is retiring the long-term obligation through the allocation by the lessee partnership of state pollution control tax credits and other partnership tax attributes to the limited partner over the 12 tax years ending in 2012. The Company is obligated to otherwise repay the long-term obligation if the state pollution control tax credits and other tax attributes are not available to the limited partner as contemplated in the agreement. The stated effective interest rate represents the calculated implicit interest rate on the cash investment of the limited partner based upon the after-tax cash flows of the pollution control tax credits and other tax attributes allocated to the limited partner over the 12 year life of the limited partnership. At December 31, 2004, the Company maintained an $8.2 million letter of credit to support the long-term obligation.

8 3/8 % Senior Notes

On July 30, 2002, the Company issued $60 million principal amount of 8 3/8% senior notes due 2013, with net proceeds to the Company of $50.1 million, after discount and issue expenses. The 8 3/8 % senior notes were priced to yield 10.5 percent. The terms and conditions of the notes are substantially identical to the Company’s existing 8 3/8% debentures due 2013. The Company’s 8 3/8% senior notes and debentures are unsecured and do not have any financial covenants. The total fair value of the 8 3/8% senior notes and debentures was $143.1 million based upon the trading price of the instruments at December 31, 2004.

Long-term debt and future minimum capital lease payments at December 31, 2004 are as follows:

	Long-Term Debt	Long-Term Obligation	Lease Financing Obligations
		(thousands)
Year ending December 31:
2005	$—	$601	$9,838
2006	33,265	422	11,640
2007	—	474	59,089
2008	—	641	—
2009	—	1,059	—
Thereafter	126,411	3,985	—

	159,676	7,182	80,567
Amount representing interest			(12,186)

Present value of minimum lease payments			68,381
Current portion	—	(601)	(5,004)

Long-term portion	$159,676	$6,581	$63,377

8.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	2004	2003
	(thousands)
Asset retirement obligations:
Reforestation obligation	$5,751	$6,395
Landfill closure costs	2,380	3,215

Total asset retirement obligations	8,131	9,610

Pension liabilities	17,795	15,418
Other postretirement benefits	28,830	24,834
Environmental liabilities	4,480	5,577
Other	2,711	3,790

	$61,947	$59,229

At December 31, 2004, an additional $6.7 million and $0.9 million of asset retirement obligations and environmental liabilities, respectively, were reported as current liabilities in other accrued liabilities. The corresponding current amounts at December 31, 2003 were $4.5 million and $0.8 million, respectively.

The activity in the Company’s asset retirement obligation liabilities subsequent to the initial effect of adopting SFAS No. 143 as of January 1, 2003, is summarized in the following table:

	2004	2003
	(thousands)
Beginning balance January 1	$14,061	$12,156
Additional liabilities incurred	4,486	3,068
Liabilities settled	(4,655)	(3,959)
Revisions in estimated cash flows	(897)	(486)
Accretion expense	794	563
Impact of foreign currency rate changes	1,017	2,719

Ending balance December 31	14,806	14,061
Less amounts classified as current liabilities	(6,675)	(4,451)

Long-term portion of asset retirement obligations	$8,131	$9,610

9.	Pension and Other Postretirement Plans

The Company’s postretirement plans consist principally of noncontributory defined-benefit pension plans and postretirement medical and life insurance plans. The Company also provides defined contribution plans in the U.S. and Canada. The pension plans include plans administered by the Company and contributions to multi-employer plans administered by various unions.

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

The Company’s funding policy regarding all of its Company-administered pension plans is to make contributions to the plans that are at least the minimum amounts required by law. The Company also sponsors unfunded postretirement medical and life insurance plans for certain salaried and non-salaried employees and their eligible spouses and dependents.

The Company sponsors a defined contribution plan (401k) for all U.S. salaried employees and defined contribution plans for certain employees in Canada. For U.S. employees, contributions may be made on a before-tax basis, and the Company matches a portion of the employee’s contributions in cash to be invested among several investment options at the employee’s discretion. Under the Canadian plans, the Company contributes seven percent of defined compensation in cash to be invested among several investment options at the employee’s discretion. The amounts contributed to defined contribution plans for participating employees were $1.2 million in 2004, $1.1 million in 2003 and $1.0 million in 2002.

The annual measurement date for the Company’s plans is September 30. The projected benefit obligation for all plans exceeded the fair value of plan assets at each period end presented. The following tables set forth selected financial information regarding the pension and postretirement benefit plans at December 31:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$102,573	$83,192	$36,984	$25,947
Service cost	3,158	2,956	1,130	972
Interest cost	6,398	6,026	2,267	2,128
Amendments	—	219	—	(747)
Actuarial loss	5,489	5,879	4,766	6,740
Settlement	5	95	—	—
Benefits paid	(5,885)	(4,830)	(1,059)	(843)
Foreign currency rate changes	4,039	9,036	1,613	2,787

Benefit obligation at end of year	$115,777	$102,573	$45,701	$36,984

Change in plan assets:
Fair value of plan assets at beginning of year	$78,427	$65,011	$—	$—
Actual return on plan assets	7,517	10,421	—	—
Employer contributions	4,750	2,117	1,059	843
Benefits paid	(5,885)	(4,830)	(1,059)	(843)
Foreign currency rate changes	2,518	5,708	—	—

Fair value of plan assets at end of year	$87,327	$78,427	$—	$—

Funded status	$(28,450)	$(24,146)	$(45,701)	$(36,984)
Employer contribution after measurement date	2,685	302	98	—
Unrecognized net actuarial loss	24,084	19,252	17,511	12,897
Unrecognized prior service cost	1,127	1,286	(738)	(747)
Unrecognized net asset at transition	(12)	(23)	—	—

Accrued benefit cost	$(566)	$(3,329)	$(28,830)	$(24,834)

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(thousands)
Amounts recognized in the Balance Sheet:
Prepaid benefit cost	$8,992	$8,245	$—	$—
Intangible asset	955	1,090	—	—
Accrued benefit liability	(17,795)	(15,418)	(28,830)	(24,834)
Minimum pension liability included in accumulated other comprehensive income, net of income taxes	4,692	1,776	—	—
Deferred income taxes	2,590	978	—	—

Net amount recognized	$(566)	$(3,329)	$(28,830)	$(24,834)

The accumulated benefit obligation for all defined benefit pension plans was $105.7 million and $92.3 million at December 31, 2004, and 2003, respectively.

The periodic pension cost for 2004, 2003 and 2002 was composed of the following:

	Pension Benefits
	2004	2003	2002
	(thousands)
Components of net periodic benefit cost:
Service cost	$3,158	$2,956	$3,159
Interest cost	6,398	6,026	5,383
Expected return on plan assets	(6,511)	(5,783)	(5,924)
Amortization of prior service cost	219	205	190
Amortization of transition amounts	(11)	(10)	(10)
Recognized net actuarial loss	870	798	—
Settlement gain	(376)	—	—
Plan amendment	—	—	151

Net periodic benefit cost for Company administered plans	3,747	4,192	2,949
Contributions to multi-employer plans	6,660	5,774	4,832

Net periodic benefit cost	$10,407	$9,966	$7,781

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.3%	6.9%	7.4%
Rate of compensation increase	4.0%	4.5%	4.5%
Expected return on plan assets	8.5%	8.6%	8.6%
Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.1%	6.3%
Rate of compensation increase	4.0%	4.0%

The expected long-term rate of return on plan assets for the Company’s U.S. and Canadian plans is based on an analysis of historical and projected average rates of return for current and planned asset classes in the plans’ investment portfolios. Projected returns take into account assumptions regarding the intended asset mix, fixed income returns and inflation expectations, equity risk premiums and the volatility of returns for each asset class and other factors.

Net periodic benefit cost for the Company’s postretirement medical and life insurance plans for 2004, 2003 and 2002 is presented below. The 2004 cost includes the effects of the implementation of the Medicare Prescription Drug Improvement and Modernization Act of 2003, which were not material.

	Other Postretirement Benefits
	2004	2003	2002
	(thousands)
Components of net periodic benefit cost:
Service cost	$1,130	$972	$1,391
Interest cost	2,267	2,128	1,275
Amortization of prior service cost	(57)	—	—
Recognized net actuarial loss	671	569	—

Net periodic benefit cost	$4,011	$3,669	$2,666

Weighted-average discount rates used to determine:
Net periodic benefit cost	6.3%	6.9%	7.4%
Benefit obligations	6.2%	6.3%

For measurement purposes of postretirement plans the following table sets forth the assumed rates of increase in health care costs:

	2004	2003
Assumed health care cost trend rates:
Domestic Plans -
Health care cost trend rate assumed for next year, pre-65	12.0%	8.0%
Health care cost trend rate assumed for next year, post-65	13.0%	8.0%
Rate to which the cost trend gradually declines to	5.0%	5.0%
Year that the rate reaches ultimate trend rate	2015	2010
Canadian Plans -
Health care cost trend rate assumed for next year	5.8%	5.9%
Rate to which the cost trend gradually declines to	4.1%	4.2%
Year that the rate reaches ultimate trend rate	2011	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
	(thousands)
Effect on total service and interest cost components	$736	$(784)
Effect on postretirement benefit obligation	8,410	(6,705)

The Company’s pension plans asset allocation ranges and asset allocation at the measurement date are as follows:

	Range Allocation	Percentage of Plan Assets
Asset Category		2004	2003
Equities securities	30% - 70%	54.0%	57.0%
Debt securities	30% - 70%	46.0%	43.0%

		100.0%	100.0%

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

Under certain economic conditions, the Company could consider it appropriate to place a greater emphasis on fixed income investments. The plans provide for asset allocation ranges of a maximum of 70 percent and a minimum of 30 percent for both equities and debt securities. The actual mix of asset investments at any point in time reflects the assessment of the risk/return trade-off of being in a particular asset class. The Company’s fund managers use asset allocation strategies as well as individual security selections within the investment guidelines established by the Company. The Company considers the long-term benefits of a greater overall return (which can result from a bias towards equities) to outweigh the potentially negative effects of greater volatility in the short-term.

Based on information currently available, the Company does not expect to be required to make cash contributions to its U.S. qualified pension plan and expects to contribute approximately $4.8 million to its Canadian qualified plans in 2005. The Company expects to make benefit payments of approximately $0.8 million related to its non-qualified pension plans in 2005. The Company intends to make only the required minimum pension contributions in 2005. If interest rates were to decline below current levels or future investment performance was significantly below projections, the Company could elect to make voluntary contributions to its plans in addition to minimum requirements.

Benefit payments, which reflect information currently available on expected future service, are expected to be paid over the next ten years are reflected below. Expected Medicare prescription subsidy receipts are not material.

Year of Expected Benefit Payments	Pension Benefits	Other Benefits
	(thousands)
2005	$5,943	$1,136
2006	6,321	1,533
2007	6,344	1,702
2008	6,456	1,845
2009	7,001	2,052
Years 2010 - 2014	41,098	14,342

10.	Stockholders’ Equity

Stock Option Plans

The Company had maintained three stock option plans and accounts for all options under APB Opinion No. 25 and related interpretations, under which no compensation expense has been recognized in the Consolidated Statements of Operations. The Company has a stock option plan (Option Plan) for officers and key employees. The plan also provides for the issuance of restricted stock awards. This plan is administered by the Compensation Committee of the Board of Directors. The Committee is composed of outside Directors who are not eligible for awards under this plan. The Company also has a non-employee director stock option plan (Director Plan). At December 31, 2004, shares available for future grants under these plans totaled 305,776. Additionally, the Company had a non-employee director stock retainer fee plan (Retainer Plan). The Retainer Plan was terminated effective as of December 31, 2004.

The Option Plan provides for granting both incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock, as well as restricted shares. The option plan provides for options to be granted at prices not less than 85 percent of fair market value at grant date; however, to-date, stock options have been granted at fair market value at grant date. Options are exercisable as stated in each individual grant and vest over a five-year period; however, no option may extend beyond ten years from the date of grant.

The Director Plan provides for automatic option grants at designated intervals to non-employee directors over their period of continued service on the Board of Directors. Such options are granted at 100 percent of fair market value on the date of grant. Options are immediately exercisable and have a ten-year term.

The Retainer Plan permitted non-employee directors to apply all or a portion of their annual retainer fees to the acquisition of options to purchase shares of the Company’s common stock. The number of shares covered by such options was determined by dividing the amount of retainer fees to be received by the Black-Scholes formula value for the option. Such options were granted at 100 percent of fair market value on the date of grant. Options are immediately exercisable and have a ten-year term.

On December 14, 2004, the Company’s Board of Directors approved a new non-employee director compensation policy and stock ownership guidelines (Policy) and a new non-employee director deferred compensation plan (Deferred Comp Plan). Under the Policy, which is effective January 1, 2005, non-employee directors will receive annual retainers paid in cash and in common stock of the Company and will receive cash meeting fees. The payment of the stock portion of the annual retainer is subject to shareholder approval, at the Company’s May 2005 annual meeting, of an amendment to the Option Plan (Plan Amendment) making non-employee directors eligible to receive stock awards under that plan. The Policy also establishes a 5,000 share common stock ownership goal for each non-employee director to be achieved within 5 years from January 1, 2005. The Deferred Comp Plan permits each non-employee director to elect to defer receipt of all or any portion of the cash and stock retainers payable under the Policy. All deferred amounts are in stock and credited to individual “stock accounts” which represent a right to receive shares of Company common stock on a deferred basis following termination of Board service. Additionally, on December 14, 2004, the Board approved termination of the Company’s Director Plan subject to and effective upon shareholder approval of the Plan Amendment at the May 2005 annual shareholders’ meeting. The terminations of the Director Plan and the Retainer Fee Plan have no effect on options granted under those plans before the terminations.

A summary of the options outstanding at December 31, 2004, 2003 and 2002 and changes during the years then ended in the number of shares (Shares) and the weighted average exercise price (Price) is presented below:

	2004		2003		2002
	Shares	Price	Shares	Price	Shares	Price
	(shares in thousands)
Outstanding at beginning of year	1,544	$14	1,520	$15	1,370	$15
Granted	99	17	248	13	238	14
Exercised	(553)	12	(11)	8	(21)	7
Forfeited or canceled	(59)	22	(213)	19	(67)	18

Outstanding at end of year	1,031	14	1,544	14	1,520	15

Exercisable at year-end	576	15	928	14	877	15

Weighted average fair value of options granted during year	$6.65		$3.86		$4.45

The fair value of options granted in 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 3.1, 3.6 and 4.7 percent; dividend yields of 2.1, 4.0 and 4.3 percent; and expected volatility of 40 percent in 2004 and 46 percent in 2003 and 2002. Average expected option lives of five years were assumed for 2004 and six years were assumed for 2003 and 2002.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Range of exercise prices
	$5 -$11	$12 - $14	$15 -$17	$18 -$21	Total
	(shares in thousands)
Options outstanding:
Number outstanding	58	607	335	31	1,031
Remaining contractual life in years	4.2	6.7	6.2	3.8	6.3
Weighted average exercise price	$8	$14	$16	$20	$14
Options exercisable:
Number exercisable	58	271	216	31	576
Weighted average exercise price	$8	$14	$16	$20	$15

Restricted Stock Awards

In February 2004, the Company awarded 33,900 shares of restricted stock and 7,300 contingently issuable shares. These awards replaced a portion of the annual stock option awards normally granted. Restricted stock awards in the other periods presented were not significant. The awards vest and become unrestricted or issuable ratably over five years from the date of grant. The market value of the Company’s common stock on the date of grant determines the value of all restricted stock and contingent stock awards. The restricted stock is recorded at the date of the award as unearned compensation and recorded as a component of additional paid-in capital. The unearned compensation is amortized to compensation expense using the straight-line method over the periods of restriction. The value of contingently issuable stock is accrued as a liability on grant date and is charged to expense using an accelerated method over the vesting period. The liability is relieved at the time of stock issuance.

Shareholder Rights Plan

In 1998, the Company adopted a shareholder rights plan and declared a dividend distribution of one Right for each outstanding share of Common Stock. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of Series A Junior Participating Preferred Stock at a purchase price of $70, subject to adjustment. The Rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15 percent of the Common Stock. If a person or group acquires 15 percent of the Common Stock, each Right will be adjusted to entitle its holder to receive, upon exercise, Common Stock (or, in certain circumstances, other assets of the Company) having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on April 24, 2008 and may be redeemed by the Company for $0.001 per Right. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as reported on the Consolidated Balance Sheets includes the following components:

	Minimum Pension Liability	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(thousands)
Balance at December 31, 2003, net of taxes	$(1,776)	$8,303	$6,527
Current-period changes, before taxes	(4,528)	12,690	8,162
Income taxes	1,612	(6,864)	(5,252)

Balance at December 31, 2004, net of taxes	$(4,692)	$14,129	$9,437

11.	Commitments and Contingencies

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

Minimum Rental and Other Commitments

The Company leases certain equipment, including computers, automobiles and other mobile equipment that are classified as operating leases. It also leases office space for its corporate administrative and sales functions. Rent expense for operating leases was $6.0 million in 2004, $5.4 million in 2003 and $4.4 million in 2002. For operating leases with remaining terms of more than one year, the minimum lease payment requirements were $4.6 million for 2005, $3.8 million for 2006, $3.0 million for 2007, $1.9 million for 2008, and $1.1 million for 2009, with total payments thereafter of $0.8 million.

The Company had purchase obligations totaling $45.7 million at December 31, 2004 primarily related to raw materials of $34.2 million and energy of $10.4 million. Raw material purchase obligations are for timber under contract, chips, sawdust and chemicals. Purchase obligations exclude arrangements that the Company can cancel without penalty. At December 31, 2004, the Company’s future commitments under non-cancelable purchase obligations were as follows: $25.6 million for 2005, $9.6 million for 2006, $5.0 million for 2007, $3.1 million for 2008, and $0.9 million for 2009, with total payments thereafter of $1.5 million.

Guarantees

In connection with the sale/leaseback of the Halsey pulp mill and ClO2 facility (see Note 7, “Debt”), the Company agreed to indemnify certain other participants in the financings against the loss, on an after-tax basis, of certain tax items, including Oregon pollution control tax credits. At December 31, 2004, the maximum potential indemnity payments that could be required under these guarantees were $14.0 million. The amount recorded as liabilities related to these guarantees was $7.2 million. The Company’s indemnity obligations with respect to these tax items continue while the relevant tax years of the indemnified parties remain open to audit.

In connection with the sale of a former business, the Company is secondarily liable for certain payments to a third party in the event the buyer fails to make such payments. The potential future liability, if any, cannot be estimated at this time. The Company has no recorded liability for this potential obligation.

Import Duties

Approximately 84 percent of the Company’s current lumber capacity is located in British Columbia, Canada. Between April 1996 and April 2001, exporters of softwood lumber from Canada to the U.S. were subject to tariffs on lumber volumes in excess of defined tariff-free volumes under the Canada-U.S. Softwood Lumber Agreement (SLA). Upon expiration of the SLA on April 1, 2001, petitions for the imposition of antidumping duties (ADD) and countervailing duties (CVD) on softwood lumber from Canada were filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC), by certain U.S. industry and trade groups. In response to the petitions, the ITC conducted a preliminary injury investigation and in May 2001, determined that there was a reasonable indication that the lumber industry in the United States was threatened with material injury by reason of softwood lumber imports from Canada.

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

In March 2002, the DOC announced revised import duty rates of 19.34 percent and 9.67 percent, respectively in the CVD and ADD cases. The DOC also determined that there would be no retroactive application of the CVD prior to August 17, 2001. In May 2002, the ITC finalized its determination of a threat of material injury from Canadian softwood lumber imports, but also determined to impose ADD and CVD only on shipments into the United States on or after May 22, 2002. Also in May 2002, the DOC finally determined the CVD deposit rate to be 18.79 percent and the ADD deposit rate applicable to the Company to be 8.43 percent, resulting in a combined duty deposit rate of 27.22 percent on the Company’s lumber imports from May 22, 2002 to December 20, 2004.

Based on the preliminary determinations by the ITC and DOC in August and October 2001, the Company accrued and expensed a total of $15.6 million of CVD and ADD in 2001. No cash deposits were required at that time. Based on the subsequent DOC and ITC rulings that no CVD or ADD would be imposed on any shipments prior to May 22, 2002, the Company reversed the entire $15.6 million accrual, part in the first quarter of 2002 and the remainder in the second quarter of 2002. On May 22, 2002, the Company began expensing and making cash deposits of import duties at the combined 27.22 percent deposit rate, and incurred duties of $14.1 million in the balance of 2002. Combining the $15.6 million reversal of duties accrued in 2001 and the $14.1 million of duties incurred after May 22, 2002, the Company’s 2002 results included the positive impact of a net reversal of $1.5 million of lumber import duties. The Company continued to incur import duties in 2003 and for nearly all of 2004 at the 27.22 percent deposit rate, and its results included duty costs of $29.4 million in 2003 and $42.3 million in 2004. The Company has made total cash deposits of $85.8 million with respect to lumber imported into the U.S. from May 22, 2002 to December 31, 2004.

A summary of the CVD and ADD liabilities recorded at December 31, 2004, 2003 and 2002 and changes during the years then ended is presented as follows:

	2004	2003	2002
	(thousands)
Beginning balance	$900	$1,300	$15,600
Duties accrued	42,300	29,400	14,100
Duties reversed	—	—	(15,600)
Duties deposited	(41,900)	(29,800)	(12,800)

Ending balance	$1,300	$900	$1,300

The rulings of the ITC and the DOC have been appealed by Canadian authorities to panels under the North American Free Trade Agreement (NAFTA) and of the World Trade Organization (WTO). In August 2004, a NAFTA panel ruled for the third time that the ITC’s determination of a “threat of material injury” from subsidized and dumped imports of Canadian softwood lumber was not supported by substantial evidence, and this time remanded the case to the ITC with explicit instructions to issue a final determination consistent with the panel’s findings. In September 2004, the ITC complied with the NAFTA panel’s order and issued a final decision “that the U.S. softwood industry is not threatened with material injury by reason of subject imports from Canada”. In so doing, the ITC stated for the record that it believed that the NAFTA panel had exceeded its authority, violated NAFTA, seriously departed from fundamental rules of procedure, and committed legal error. In November 2004, the United States government filed an extraordinary appeal to this final decision. If this decision is upheld on appeal, it will have the effect of invalidating the duties on Canadian softwood lumber and requiring the refund of all duties deposited to date. Two other NAFTA panels have been reviewing the DOC’s determinations regarding the initial ADD deposit rate and the initial CVD deposit rate, respectively. In response to decisions of these NAFTA panels, the DOC has preliminarily redetermined the CVD deposit rate, adjusting it down from 18.79 percent to 7.82 percent, and the ADD deposit rate, adjusting it from 8.43 percent to 8.85 percent. However, these adjusted rates are subject to further NAFTA panel reviews and will not be implemented until completion of the respective NAFTA proceedings.

Under U.S. law, the ADD and CVD deposit rates were determined based on historical government subsidies and dumping practices, but the final rates for duties payable on imports during any particular period must be based on government subsidies and dumping during that period. Accordingly, in June 2003, the DOC began conducting administrative reviews to determine the CVD and ADD rates to be applied retroactively to Canadian lumber imports during the initial periods of review, consisting of the period from May 22, 2002 to March 31, 2003 for the CVD and from May 22, 2002 to April 30, 2003 for the ADD. Similar administrative reviews will be conducted for each subsequent 12-month period. Depending on the results of the administrative reviews, the Company may receive refunds of excess CVD and ADD deposits or be required to make additional CVD and ADD payments. DOC’s finally determined CVD and ADD rates in any administrative review then become the new deposit rates for subsequent lumber imports. In December 2004, the DOC determined the CVD rate to be 17.18 percent and the ADD rate applicable to the Company to be 4.03 percent (or a 21.21 percent combined rate) for the initial administrative review periods. This new rate was effective for cash deposits on Company shipments beginning on December 20, 2004. On January 24, 2005, the DOC further reduced the ADD rate applicable to the Company to 3.78 percent, and on February 24, 2005, the DOC further reduced the CVD rate to 16.37 percent, resulting in a current combined cash deposit rate for the Company of 20.15 percent. Cash deposits paid by the Company on lumber imports during the initial administrative review periods were $4.8 million in excess of the duties payable at the new rates determined for these periods. The Canadian government has appealed the CVD determination to a NAFTA dispute settlement panel and U.S. industry and trade groups have appealed the ADD determination to the U.S. Court of International Trade. While the appeals are pending, no refunds of excess CVD or ADD payments will be made. The appeal process is likely to take at least two years to complete. Given the uncertainties of the appeal process and ultimate payment of refunds, the Company has not recorded a receivable for any potential refunds of duties paid.

Various NAFTA and WTO rulings, including those discussed above, have been issued to date, but none of these rulings have become final. In the event that final rates differ from the deposit rates, ultimate costs will be higher or lower than those recorded to date. Beginning in the second quarter of 2007, both the CVD and ADD orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur. The ultimate outcome or effect of NAFTA and WTO reviews, or whether a settlement between the Canadian and U.S. governments may be reached, cannot be predicted.

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, are required to return 20 percent of their replaceable tenure to the Crown. The Plan states that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. Because the first 200,000 cubic meters of AAC are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s existing annual allowable cut. The Company has worked with the Crown on identifying specific areas designated for the take-back. Compensation discussions have not yet commenced. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. The Minister of Forests has three years from March 31,

2003 to determine reductions to a licensee’s AAC. These reductions are expected to go into effect in late 2005 and be completed in 2006.

In addition, as part of the Plan, the Crown has proposed to introduce a market-based timber pricing system for stumpage fees in the British Columbia interior. The market-based timber pricing system was originally targeted to be implemented in 2004; however, it now appears that the provincial government is re-evaluating this system with no specific implementation date. If implemented, the new system will involve complex formulas that have not been defined and a conceptual framework that is the subject of ongoing discussions between the Crown and industry representatives. Accordingly, while the Company generally believes that a new market-based system would result in some increase in stumpage fees compared to the existing system, the Company cannot estimate the amount of the potential impact. The actual effect, if any, on the Company’s future supply and cost of logs, chips and sawdust to its Canadian operations cannot be determined at this time.

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

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site sediments and surrounding area at Port Gamble, Washington. The Company is responsible for the environmental remediation of five landfills used by the Company that contained wood debris and industrial wastes. As of December 31, 2004, the Company has received “no further action” letters from WDOE for all five landfills, and the Company’s remediation efforts on those landfills have been completed. WDOE requested that the Company perform an investigation of sediments in the bay adjacent to the mill site to determine the extent of wood waste accumulation. The Company completed the bay sediment characterization during 2002 and, in the third quarter of 2003, submitted a sediment clean up action plan related to the wood waste accumulation in the mill site bay. Remediation dredging was completed in 2003 as part of the sediment clean up action plan. The Company received approval of its remediation plan from WDOE in April 2004 and submitted a sediment baseline study in October 2004. The sediment baseline study indicated the site is approximately 80 percent recovered to-date. In November 2004, the Company received a letter from WDOE requesting additional study and analysis of the mill site sediments. The Company is in the process of preparing a rebuttal to WDOE’s request for further study. The reserve balance for this site was $0.5 million at December 31, 2004, primarily for additional sampling and future monitoring costs. Remediation costs charged to the reserve in 2004 totaled $0.4 million and the reserve was increased $0.1 million to reflect updates on prior cost estimates. The Company expects to incur monitoring costs through 2014.

The Company formerly leased a 75-acre site adjacent to the Port Gamble sawmill site as a log raft holding area from the Washington Department of Natural Resources (DNR). In 2003, the WDOE issued a “no further action” letter for the site declaring that there were negligible environmental effects from wood debris sediments at the log raft holding area. In 2004, DNR advised the Company that it was proposing additional site investigations as a condition precedent to final termination of the lease. The Company continues to discuss resolution of this issue with DNR.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to remediate the pond. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company has worked with British Columbia’s Ministry of Land, Water and Air Protection to develop an appropriate remediation strategy. The Company performed site testing and a series of partial dredges in 2003 and extensive dredging in 2004, resulting in a reduction in pond water contamination to acceptable levels. The reserve balance was $1.0 million at December 31, 2004, representing the estimated cost of removing the remaining sources of water contamination. Remediation costs charged to the reserve in 2004 totaled $0.7 million. The Company expects to incur the remaining costs associated with this pond in 2005 and 2006.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens, Oregon, required further action. The Company is currently participating in the investigation phase of this site and completed additional bioassay and sediment testing and site analysis in 2004. The remediation reserve balance for this site was $3.7 million at December 31, 2004, representing the low end of the range of estimated future remediation and monitoring costs at this site. The reserve is for the estimated costs of soil, sediment and groundwater remediation and post-remediation monitoring costs, and is based on the Company’s preliminary assessment of the nature and extent of site contamination and remediation methodology. The Company expects to complete its sediment evaluation and establish site remedial action goals with ODEQ in 2005. If additional site testing results are unfavorable or if ODEQ requires more extensive remediation or monitoring for any other reason, it is reasonably possible that up to $3.9 million of additional remediation and monitoring costs could be incurred based on currently available information and analysis. Site testing costs charged to the reserve in 2004 totaled $0.2 million, and the reserve was increased $0.2 million to reflect updates of prior cost estimates. The Company currently expects the majority of the remediation costs to be incurred in 2007 and 2008, with post-remediation monitoring costs to begin in 2009 and to continue for 20 years.

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

Labor Relations

Most of the Company’s hourly employees are covered under collective bargaining agreements. In 2004, the Company concluded negotiations with the Canadian unions in Midway, Grand Forks and Boundary. The renewed contract expires in June 2009. The Company’s collective bargaining agreement at the Halsey pulp mill expired in January 2005, and negotiations for a new contract are underway.

Certain Concentrations – Sources of Supply

The Company’s Mackenzie pulp mill purchased approximately 70 percent of its fiber requirements in 2004, under long-term “evergreen” contracts, from sawmills also located in Mackenzie, British Columbia and owned by one corporation. A long-term supply interruption from these sources or an inability by the Company to obtain its fiber requirements from other sources at comparable terms could affect operating results adversely. However, the Company does not expect any issues with respect to its fiber supply for the Mackenzie pulp mill.

12.	Pending Acquisition

On December 22, 2004, the Company entered into a definitive agreement to purchase the assets of the Fort St. James sawmill, including timber tenures with 640,000 cubic meters of annual allowable cut, from Canadian Forest Products Ltd., a subsidiary of Canfor Corporation. The cash purchase price is approximately $39 million Canadian (approximately $32 million U.S.), plus the value of certain inventory less the amount of reforestation and certain other liabilities to be determined at closing. The transaction is subject to normal course regulatory filings and other customary conditions and is expected to close after discussions between the Provincial government of British Columbia and First Nations regarding forest management have concluded.

13.	Segment Information

The Company is a manufacturer of pulp and lumber, with operations in the U.S. and in the Province of British Columbia, Canada. The Company classifies its business into two operating segments: pulp and wood products. The two operating segments were identified as distinct segments based upon the difference in products and the manner in which the operations are managed.

Pulp manufactures a broad range of pulp utilizing both wood chips and sawdust as fiber sources. Pulp is sold primarily to end users in the U.S., Europe and Asia.

Wood products manufactures standardized and specialty lumber and sells residual wood chips. Lumber products are sold mainly in the U.S. and Canada to wholesalers, and wood chips are sold to manufacturers of pulp in Canada.

The accounting policies of the operating segments are the same as those described in Note 1. Accounting Policies. The Company evaluates performance based on operating income or loss before interest and income taxes. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	2004	2003	2002
	(thousands)
Revenues
Pulp	$432,525	$369,878	$322,941
Wood Products
Lumber	290,766	214,342	190,918
Chips, logs and other	39,374	28,459	32,474

	330,140	242,801	223,392

	$762,665	$612,679	$546,333

Income (loss) before income taxes
Pulp	$11,847	$(7,942)	$(21,297)
Wood Products	37,348	(1,531)	17,157
General Corporate	(14,513)	(9,578)	(10,365)

Operating income (loss)	34,682	(19,051)	(14,505)
Interest expense, net	(20,256)	(21,389)	(17,586)

	$14,426	$(40,440)	$(32,091)

	2004	2003	2002
	(thousands)
Depreciation and amortization
Pulp	$28,801	$28,933	$26,719
Wood Products	7,256	7,760	7,250
General Corporate	1,615	1,478	1,362

	$37,672	$38,171	$35,331

Total assets at year-end
Pulp	$410,791	$395,886	$366,919
Wood Products	125,307	97,207	93,667
General Corporate	34,529	46,469	43,802

	$570,627	$539,562	$504,388

Capital expenditures
Pulp	$15,436	$12,950	$12,732
Wood Products	9,276	4,090	2,837
General Corporate	528	1,530	1,764

	$25,240	$18,570	$17,333

Properties by geographic region
United States	$67,665	$74,371	$81,426
Canada	272,373	260,637	222,921

	$340,038	$335,008	$304,347

Revenues by geographic region (1)
United States	$395,081	$303,962	$259,783
Northern Europe	104,723	109,716	80,748
Italy	82,607	49,188	48,819
Canada	60,468	54,133	54,949
China	49,428	30,803	30,788
Japan	27,429	25,383	32,421
Other	42,929	39,494	38,825

	$762,665	$612,679	$546,333

(1)	Revenues are reported by the destination of the customer shipment.

14.	Quarterly Information (Unaudited)

The following quarterly information is unaudited, but includes all adjustments which management considers necessary for a fair representation of such information. For interim quarterly statements, income taxes were estimated using the best available information for projected results for the entire year. Gross profit is revenues less cost of sales.

	Quarter
	First	Second	Third	Fourth	Year
	(thousands except per share)
2004
Revenues	$177,322	$193,557	$199,144	$192,642	$762,665
Gross profit	7,496	29,126	24,378	7,852	68,852
Net income (loss)	(3,280)	9,211	7,775	(2,579)	11,127
Per Common Share
Basic net income (loss)	$(.21)	$.59	$.49	$(.16)	$.70
Diluted net income (loss)	(.21)	.58	.48	(.16)	.69
Dividends	.08	.08	.08	.08	.32
Stock Price
High	18.27	19.77	20.93	18.87	20.93
Low	14.54	14.80	17.00	14.67	14.54
2003
Revenues	$148,226	$140,445	$169,043	$154,965	$612,679
Gross profit (loss)	741	(372)	5,267	1,447	7,083
Net loss	(7,647)	(6,791)	(4,687)	(5,687)	(24,812)
Per Common Share
Basic and diluted net loss	$(.49)	$(.43)	$(.30)	$(.36)	$(1.59)
Dividends	.08	.08	.08	.08	.32
Stock Price
High	15.06	13.61	16.24	18.07	18.07
Low	9.92	10.45	10.66	13.10	9.92

In the second quarter of 2004, the Company recorded $1.6 million of bad debt reserves due to the significantly weakened financial position of two pulp customers and recorded $1.3 million of employee incentive plan costs due to improved financial performance. In the third quarter of 2004, the Company recorded an additional $0.3 million of bad debt reserves and $0.5 million of employee incentive plan costs.

In the fourth quarter of 2004, the Company recorded an increase in the income tax benefit of $0.4 million for adjustments to U.S. federal and state and Canadian tax reserves no longer required as of December 31, 2004. In addition, the Company recorded a deferred state tax liability on all undistributed earnings of a Canadian subsidiary and made an assessment that previously recorded valuation allowances and other tax reserves related to its ability to realize state net operating loss carryforwards were no longer required. The net effect of these adjustments to state tax liabilities was an increase in the fourth quarter state income tax benefit of $0.8 million. For further discussion of these adjustments see Footnote 6, “Income Taxes.”

In 2004, the Company incurred lumber import duty charges of $8.9 million, $10.7 million, $13.0 million and $9.7 million for the first, second, third and fourth quarters, respectively, for a total charge of $42.3 million.

In the first quarter of 2003, the Company recorded a gain of $0.9 million related to the sale of excess land at the Harmac pulp mill site.

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

In the fourth quarter of 2003, the Company recorded increases in the income tax benefit of $0.8 million for release of deferred federal income tax reserves no longer required and $0.9 million for tax rate differences on the carryback of Canadian tax losses.

In 2003, the Company incurred lumber import duty charges of $6.4 million, $6.9 million, $8.8 million and $7.3 million for the first, second, third and fourth quarters, respectively, for a total charge of $29.4 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Pope & Talbot, Inc.:

We have audited the accompanying consolidated balance sheets of Pope and Talbot, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/loss, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope & Talbot, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pope & Talbot, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Portland, Oregon

March 14, 2005

Schedule II

Pope & Talbot, Inc.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2003 and 2002

	Balance at Beginning of Period	Additions Charged to Earnings	Deductions from Reserve (1)	Balance at End of Period
	(thousands)
Reserve applied against specific assets shown on Balance Sheets:
Accounts receivable
Year ended December 31, 2004	$4,086	$1,928	$43	$5,971

Year ended December 31, 2003	$3,043	$1,043	$—	$4,086

Year ended December 31, 2002	$3,043	$—	$—	$3,043

(1)	Accounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined by the Securities and Exchange Commission, as of the end of the period covered by this report, and have concluded that, based upon such evaluation, and due to the identification of a material weakness in internal control over financial reporting, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Due to this material weakness in internal control over financial reporting, the Company performed other procedures related to the calculation of deferred income taxes on undistributed earnings of subsidiaries in preparing its financial statements as of and for the year ended December 31, 2004, to ensure that such financial statements were presented fairly, in all material respects, in accordance with generally accepted accounting principles in the U.S.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation and assessment of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In conducting the aforementioned evaluation and assessment, management identified a material weakness in internal control over financial reporting relative to the Company’s accounting for income taxes. Specifically, as of December 31, 2004, the Company’s processes and procedures did not include adequate management oversight and review of the Company’s income tax accounting practices. This lack of adequate management oversight and review of the Company’s income tax accounting practices resulted in errors in the Company’s accounting for income taxes, which were identified during the course of the Company’s 2004 audit. Accordingly, management concludes that the Company’s internal control over financial reporting was not effective as of December 31, 2004 based on the assessment that, as of December 31, 2004, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements with regard to income taxes would not be prevented or detected on a timely basis by Company employees in the normal course of performing their assigned functions.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 9A (d) below.

(c) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the last completed quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Regarding the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting above, the Company has, subsequent to December 31, 2004, now revised its income tax calculation methodology and implemented additional controls over the review of its tax provision and related deferred tax accounts. In addition, management is assessing the appropriateness of engaging an independent tax consulting firm to assist with the Company’s evaluation of complex and judgmental issues concerning tax accounting and tax reserves.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Moreover, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events.

(d) Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pope & Talbot, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)), that Pope & Talbot, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weakness identified in management’s assessment that management’s review with respect to the Company’s income tax accounting was not effective, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pope & Talbot, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: Management identified a material weakness in internal control over financial reporting relative to the Company’s accounting for income taxes. Specifically, as of December 31, 2004, the Company’s processes and procedures did not include adequate management oversight and review of the Company’s income tax accounting practices. This lack of adequate management oversight and review of the Company’s income tax accounting practices resulted in errors in the Company’s accounting for income taxes, which were identified during the course of the Company’s 2004 audit. In addition, due to this material weakness in the Company’s internal control over financial reporting, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements with regard to income taxes would not be prevented or detected, on a timely basis, by Company employees in the normal course of performing their assigned functions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pope & Talbot, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/loss, and cash flows for each of the years in the three-year period then ended. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 14, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Pope & Talbot, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Pope & Talbot, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

Portland, Oregon

March 14, 2005

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 of Part III is presented as a separate item entitled “Executive Officers of the Registrant Who are Not Directors” in Part I, Item 4 of this Report on Form 10-K and under the items entitled “Certain Information Regarding Directors and Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 5, 2005. Such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled “Director Remuneration” and “Executive Compensation and Other Information” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 5, 2005. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of Part III is presented under the items entitled “Security Ownership of Management,” “Beneficial Ownership of Over 5 percent of Pope & Talbot Common Stock,” and “Equity Compensation Plan Information” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 5, 2005. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Not applicable.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Part III is presented under the item entitled “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 5, 2005. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

The following financial statements of the Company are included in this report:

Consolidated balance sheets at December 31, 2004 and 2003.

Consolidated statements of operations for years ended December 31, 2004, 2003 and 2002.

Consolidated statements of cash flows for years ended December 31, 2004, 2003 and 2002.

Consolidated statements of stockholders’ equity for years ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm – KPMG LLP.

(a)(2)	Schedules

The following schedules of the Company are included in this report:

Schedule II – Valuation and Qualifying Accounts.

(a)(3)	Exhibits

The following exhibits of the Company are filed as part of this annual report:

Exhibit No.

2.1.	Asset Purchase Agreement dated December 22, 2004 between Canadian Forest Products Ltd. and Pope & Talbot Ltd. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 28, 2004 (SEC File No. 1-7852)).

3.1.	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 3, 2003 (SEC file No. 1-7852)).

3.2.	Bylaws, as amended effective as of May 5, 2005. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005 (SEC File No. 1-7852)).

4.1.	Indenture, dated June 2, 1993, between the Company and Chemical Trust Company of California as Trustee with respect to the Company’s 8-3/8% Debentures due 2013. (Incorporated herein by reference to Exhibit 4.1 to the Company’s registration statement on Form S-3 filed with the SEC on April 6, 1993 (SEC File No. 33-60640)).

4.2.	Rights Agreement, dated as of April 3, 1998, between the Company and Chase Mellon Shareholder Services, L. L. C., as rights agent. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 1998 (SEC File No. 1-7852)).

4.3.	Amended and Restated Participation Agreement dated as of December 27, 2001 among the Company, SELCO Service Corporation, the Note Purchasers named therein, Wilmington Trust Company and First Security Bank, National Association. (Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC file No. 1-7852)).

4.4.	Amended and Restated Facility Lease between the Company and Wilmington Trust Company dated December 27, 2001. (Incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC file No. 1-7852)).

4.5.	Amendment dated December 13, 2002 to Amended and Restated Facility Lease between the Company and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 3, 2003 (SEC file No. 1-7852)).

4.6.	Indenture dated July 30, 2002, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, with respect to the Company’s 8 3/8% Senior Notes due 2013. (Incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002 (SEC File No. 1-7852)).

4.7.	Third Amended and Restated Credit Agreement dated November 30, 2004, between the Company and Toronto-Dominion Bank, Bank of Montreal, The Bank of Nova Scotia, Canadian Western Bank, HSBC Bank Canada and Caisse Centrale Desjardins.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of agreements relating to other long-term debt.

10.1.	Executive Compensation Plans and Arrangements

10.1.1.	Employee Stock Option Plan, as amended.

10.1.2.	Executive Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 7, 2005 (SEC File No. 1-7852)).

10.1.3.	Deferral Election Plan (terminated as to new deferrals on December 14, 2004). (Incorporated herein by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 filed with the SEC on March 31, 1993 (SEC file No. 1-7852)).

10.1.4.	Supplemental Executive Retirement Income Plan. (Incorporated herein by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 filed with the SEC on March 25, 1991 (SEC File No. 1-7852)).

10.1.5.	Form of Severance Pay Agreement among the Company and certain of its executive officers. (Incorporated herein by reference to Exhibit 10.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File No. 1-7852)).

10.1.6.	1996 Non-Employee Director Stock Option Plan, as amended.

10.1.7.	Special Non-Employee Director Stock Retainer Fee Plan (terminated as to new option grants on December 14, 2004). (Incorporated herein by reference to Exhibit 99.5 to the Company’s Form S-8 filed with the SEC on February 22, 1999 (SEC file No. 333-72737)).

10.1.8.	Non-Employee Directors Compensation Policy and Stock Ownership Guidelines. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 14, 2004 (SEC File No. 1-7852)).

10.1.9.	Non-Employee Directors Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 14, 2004 (SEC File No. 1-7852)).

10.1.10.	Split Dollar Life Insurance Agreement between the Company and Maria M. Pope, as trustee of the Pope Grandchildren’s Trust, dated December 21, 1999. (Incorporated herein by reference to Exhibit 10.1.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 24, 2000 (SEC File No. 1-7852)).

10.1.11.	Restricted Stock Award Agreement entered into on April 26, 2001 effective as of September 9, 1999 between the Company and Michael Flannery. (Incorporated herein by reference to Exhibit 10.1.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC File No. 1-7852)).

10.1.12.	Form of Restricted Stock Award Agreement used for restricted stock awards to executive officers under the Company’s Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.1.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on October 29, 2004 (SEC File No. 1-7852).

21.1.	List of subsidiaries.

23.1.	Report on Financial Statement Schedule and Consent of Independent Registered Public Accounting Firm.

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 15th day of March, 2005.

POPE & TALBOT, INC.

By:	/s/ Michael Flannery
Michael Flannery
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2005, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Michael Flannery Michael Flannery	Chairman of the Board, President and Chief Executive Officer

/s/ Gordon P. Andrews Gordon P. Andrews	Director

/s/ David J. Barram David J. Barram	Director

/s/ Charles Crocker Charles Crocker	Director

/s/ Lionel G. Dodd Lionel G. Dodd	Director

/s/ Robert G. Funari Robert G. Funari	Director

/s/ Kenneth G. Hanna Kenneth G. Hanna	Director

/s/ Robert Stevens Miller, Jr. Robert Stevens Miller, Jr.	Director

/s/ Peter T. Pope Peter T. Pope	Director

/s/ Richard K. Atkinson Richard K. Atkinson	Vice President and Chief Financial Officer

/s/ Gerald L. Brickey Gerald L. Brickey	Controller