Form 10-Q
period 2005-03-31
POPE & TALBOT INC /DE/
filed 2005-04-29
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Common stock, $1 par value – 16,299,678 shares as of March 31, 2005.

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

POPE & TALBOT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
	(thousands)
ASSETS

Current assets:
Cash and cash equivalents	$10,032	$7,927
Accounts receivable	71,884	59,982
Inventories	121,346	129,526
Prepaid expenses	6,244	5,950
Deferred income taxes	7,846	7,856

Total current assets	217,352	211,241

Properties:
Plant and equipment	739,346	737,011
Accumulated depreciation	(411,380)	(405,714)

	327,966	331,297
Land and timber cutting rights	9,157	8,741

Total properties, net	337,123	340,038

Other assets:
Prepaid pension costs	9,274	8,992
Other	9,898	10,356

Total other assets	19,172	19,348

	$573,647	$570,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$6,673	$5,605
Accounts payable	41,905	56,536
Accrued payroll and related taxes	24,700	24,137
Income taxes payable	4,585	7,657
Other accrued liabilities	25,330	18,955

Total current liabilities	103,193	112,890

Long-term liabilities:
Long-term debt, net of current portion	246,600	229,634
Deferred income tax liability, net	974	2,522
Other long-term liabilities	62,801	61,947

Total long-term liabilities	310,375	294,103
Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	17,208	17,208
Additional paid-in capital	66,233	66,573
Retained earnings	83,166	85,109
Accumulated other comprehensive income, net of tax	7,499	9,437
Common stock held in treasury, at cost	(14,027)	(14,693)

Total stockholders’ equity	160,079	163,634

	$573,647	$570,627

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2005	2004
	(thousands except per share)
Revenues:
Pulp	$115,202	$109,141
Wood Products
Lumber	80,997	59,743
Chips, logs and other	11,011	8,438

	92,008	68,181

Total revenues	207,210	177,322

Costs and expenses:
Pulp cost of sales	111,251	105,914
Wood Products cost of sales	83,379	63,912
Selling, general and administrative	8,622	7,579

	203,252	177,405

Operating income (loss)	3,958	(83)

Interest expense, net	(5,135)	(5,294)

Loss before income taxes	(1,177)	(5,377)

Income tax benefit	(532)	(2,097)

Net loss	$(645)	$(3,280)

Basic and diluted net loss per share	$(0.04)	$(0.21)

Weighted average shares of common stock outstanding	16,157	15,677

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2005	2004
	(thousands)
Cash flow from operating activities:
Net loss	$(645)	$(3,280)
Noncash charges (credits):
Depreciation and amortization	8,900	9,875
Loss on sale of property and equipment	61	—
Deferred tax provision	(1,214)	(4,198)
Stock compensation	81	25
Decrease (increase) in working capital:
Accounts receivable	(10,927)	(11,869)
Inventories	7,404	(5,572)
Prepaid expenses and other assets	(385)	155
Accounts payable and accrued liabilities	(7,365)	15,121
Income taxes payable	(2,931)	1,831
Other, net	1,164	(307)

Net cash provided by (used for) operating activities	(5,857)	1,781

Cash flow from investing activities:
Restricted cash	—	5,000
Capital expenditures	(8,345)	(3,057)
Proceeds from sale of properties and equipment	8	3

Net cash provided by (used for) investing activities	(8,337)	1,946

Cash flow from financing activities:
Net borrowings under revolving credit lines	20,283	7,821
Repayment of long-term debt	(2,306)	(2,065)
Exercise of stock options	244	559
Cash dividends	(1,300)	(1,255)

Net cash provided by financing activities	16,921	5,060

Effect of exchange rate on cash	(622)	323

Increase in cash and cash equivalents	2,105	9,110
Cash and cash equivalents at beginning of period	7,927	4,082

Cash and cash equivalents at end of period	$10,032	$13,192

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments as well as any discrete items that arose during the period) considered necessary for a fair presentation have been included. Effective income tax rates for interim periods are based on the current best estimate of taxable earnings for the full year. This rate is applied to year-to-date income or loss at the end of each quarter. Results for the first three months of the year may not necessarily be indicative of the results that may be expected for the full year.

The balance sheet at December 31, 2004 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications have been made to the prior year’s data to conform to the current year’s presentation. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which amends the guidance on inventory pricing in Accounting Research Bulletin No. 43. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. It requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement apply to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that adoption of this Statement will have a significant effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123(R)). This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Originally effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, a new rule was announced by the Securities and Exchange Commission on April 14, 2005, that allows companies to adopt this standard at the beginning of their next fiscal year that begins after June 15, 2005. SFAS No. 123(R) requires that the cost resulting from all share-based payment awards be recognized at fair value and be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement eliminates the alternative to account for share-based compensation transactions using the intrinsic value method of accounting in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued. SFAS No. 123(R) requires a company to disclose information about the nature of share-based payment transactions and the effects of those transactions on the financial statements.

All public companies are required to adopt this Statement using a modified version of prospective application. This approach requires application of the Statement to all new awards and awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for awards that are outstanding as of the effective date and for which service has not been rendered are required to be recognized as service is rendered on or after the effective date. The compensation cost for these awards is based on the grant-date fair value of the awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. Prior to the effective date of this Statement, companies may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company intends to implement this statement as of January 1, 2006 and is not able to estimate at this time the effect that SFAS No. 123(R) will have on its financial position, results of operations or cash flows when this Statement is adopted.

2.	Net Income (Loss) Per Share

Earnings (loss) per share

The computation of basic earnings per share is based on net income or loss and the weighted average number of common shares outstanding during each period. The weighted average shares outstanding for the three months ended March 31, 2005 and 2004 were 16,157,000 and 15,677,000, respectively. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. For the three month periods ended March 31, 2005 and 2004, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted were the same.

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

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation.

	Three months ended March 31,
	2005	2004
	(thousands except per share)
Net loss, as reported	$(645)	$(3,280)
Stock-based employee compensation expense included in net loss, net of related tax effects	53	16
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(283)	(157)

Pro forma net loss	$(875)	$(3,421)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.21)
Pro forma	(0.05)	(0.22)

The Company has followed the practice of using treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to a stock option plan, the difference between the exercise price and the cost of treasury shares is recorded as an increase or decrease to additional paid-in capital.

To calculate stock-based employee compensation expense under SFAS No. 123, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: risk-free interest rates of 4.0 and 3.1 percent; dividend yields of 2.2 and 2.1 percent; and expected volatility of 40 percent for both periods. Expected option lives of five years were assumed.

3.	Receivables

The Company has entered into a Receivable Purchase Agreement with a financial institution to sell at its option qualifying accounts receivable on a revolving basis. The agreement provided for the sale of up to $30 million of qualifying accounts receivable at December 31, 2003 and in September 2004 the amount available for sale was increased to $35 million. At March 31, 2005 and December 31, 2004, $30.9 million and $33.4 million, respectively, of sold accounts receivable were excluded from accounts receivable in the accompanying Consolidated Balance Sheets. The proceeds available under this program are subject to change based on the level of eligible receivables and restrictions on the concentrations of receivables. The Company remains the collection agent for the accounts receivable provided that it is in compliance with the agreement’s covenants. The Company receives adequate compensation for these services, therefore no servicing asset or obligation has been recorded. The Company is obligated to indemnify the financial institution against any losses on collection of sold receivables, and has collateralized this indemnity obligation with $10 million of other accounts receivable. The costs under this program vary based on changes in interest rates (LIBOR) and are included in selling, general and administrative expenses.

4.	Inventories

	March 31, 2005	December 31, 2004
	(thousands)
Lumber	$23,898	$23,135
Pulp	37,008	39,553
Saw logs	25,389	30,471
Pulp logs, chips and sawdust	12,330	14,056
Chemicals and supplies	24,375	23,830
LIFO reserve	(1,654)	(1,519)

	$121,346	$129,526

Interim LIFO calculations require the estimation of the Company’s year-end inventory quantities and costs. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year. The portion of inventories determined using the last-in, first-out (LIFO) method are reflected in the above table at an aggregate of $25.9 million and $25.7 million using the average cost method at March 31, 2005 and December 31, 2004, respectively.

5.	Debt

The Company’s $150.0 million Canadian (approximately $123.7 million U.S.) revolving bank line of credit agreement, consists of two extendable revolving credit facilities and, if not renewed, expires on July 31, 2005. The maximum borrowings under one line totals $80.0 million Canadian (approximately $66.0 million U.S.) and converts into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $70.0 million Canadian (approximately $57.7 million U.S.) of revolving borrowings and converts into a one-year term loan upon expiration of the revolving credit provisions. The lines are secured by certain inventory, accounts receivable and the Company’s Canadian pulp mills’ land and equipment. The interest rates associated with the Canadian agreements are based, at the option of the Company, on specified market rates plus a margin predetermined within the credit agreement. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio, net worth test and minimum interest coverage ratio.

The Company also has a three-year revolving credit agreement with a U.S. bank. The agreement provides for maximum borrowings of $25.0 million and is secured by certain accounts receivable and inventories. The interest rate associated with the U.S. revolving credit agreement is based, at the option of the Company, on specified market rates plus a margin based on the Company’s debt ratio, as defined. The agreement expires in March 2007 and contains financial covenants, including maximum leverage ratios, net worth tests and maximum capital expenditures.

The Company was in compliance with its debt covenants, including maximum leverage ratios, net worth tests, minimum interest coverage ratios and minimum liquidity amounts at March 31, 2005.

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

The components of net periodic benefit cost related to Company administered plans for the three-month periods ended March 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
	(thousands)
Components of net periodic benefit cost:
Service cost	$852	803	$338	$288
Interest cost	1,721	1,606	708	576
Expected return on plan assets	(1,837)	(1,615)	—	—
Amortization of prior service cost	58	54	(15)	(14)
Amortization of transition amounts	(2)	(3)	—	—
Amortization of net actuarial gain	291	212	276	185

Net periodic benefit cost	$1,083	$1,057	$1,307	$1,035

7.	Segment Information

The Company classifies its business into two operating segments: pulp and wood products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements follows:

	Three months ended March 31,
	2005	2004
Revenues:
Pulp	$115,202	$109,141
Wood Products
Lumber	80,997	59,743
Chips, logs and other	11,011	8,438

	92,008	68,181

Total revenues	$207,210	$177,322

Loss before income taxes
Pulp	$1,235	$603
Wood Products	7,185	3,164
General Corporate	(4,462)	(3,850)

Total operating income (loss)	3,958	(83)
Interest expense, net	(5,135)	(5,294)

	$(1,177)	$(5,377)

In 2005, the Company changed its method of allocating costs of centralized information services to the Pulp and Wood Products segments and has reclassified the prior period amounts to be consistent with the current period presentation.

8.	Legal Matters and Contingencies

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

In response to the petitions, the ITC conducted an investigation and in May 2002, determined that the lumber industry in the United States was threatened with material injury by reason of softwood lumber imports from Canada. Also in May 2002, the DOC determined the CVD deposit rate to be 18.79 percent and the ADD deposit rate applicable to the Company to be 8.43 percent, resulting in a combined duty deposit rate of 27.22 percent on the Company’s lumber imports from May 22, 2002 to December 20, 2004.

As a result of the ITC and DOC rulings, on May 22, 2002, the Company began expensing and making cash deposits of import duties at the combined 27.22 percent deposit rate, and incurred duties of $14.1 million in the balance of 2002. The Company continued to incur import duties in 2003 and for nearly all of 2004 at the 27.22 percent deposit rate, and its results included duty costs of $29.4 million in 2003 and $42.3 million in 2004 (including $8.9 million in the first quarter of 2004). In the first quarter of 2005, the Company incurred duties of $8.5 million. Accordingly, the Company has made total cash deposits of $94.3 million with respect to lumber imported into the U.S. from May 22, 2002 to March 31, 2005.

The rulings of the ITC and the DOC have been appealed by Canadian authorities to panels under the North American Free Trade Agreement (NAFTA) and of the World Trade Organization (WTO). In August 2004, a NAFTA panel ruled for the third time that the ITC’s determination of a “threat of material injury” from subsidized and dumped imports of Canadian softwood lumber was not supported by substantial evidence, and this time remanded the case to the ITC with explicit instructions to issue a final determination consistent with the panel’s findings. In September 2004, the ITC complied with the NAFTA panel’s order and issued a final decision “that the U.S. softwood industry is not threatened with material injury by reason of subject imports from Canada”. In so doing, the ITC stated for the record that it believed that the NAFTA panel had exceeded its authority, violated NAFTA, seriously departed from fundamental rules of procedure, and committed legal error. In November 2004, the United States government filed an extraordinary appeal to this final decision. If the NAFTA panel’s final decision is upheld on appeal, it will have the effect of invalidating the duties on Canadian softwood lumber and requiring the refund of all duties deposited to date.

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

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, are required to return 20 percent of their replaceable tenure to the Crown. The Plan states that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. The timber tenure recently acquired with the Fort St. James sawmill has already been reduced under the Plan and is not subject to further reduction.

Because the first 200,000 cubic meters of AAC are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s previously existing annual allowable cut. The Company has worked with the Crown on identifying specific areas designated for the take-back. Compensation discussions have not yet commenced. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC. These reductions are expected to go into effect beginning in late 2005 and to be completed in 2006.

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

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site sediments and surrounding area at Port Gamble, Washington. WDOE requested that the Company perform an investigation of sediments in the bay adjacent to the mill site to determine the extent of wood waste accumulation. Remediation dredging was completed in 2003 as part of the sediment clean up action plan submitted to WDOE. The Company received approval of its remediation plan from WDOE in April 2004 and submitted a sediment baseline study in October 2004. The sediment baseline study indicated the site was approximately 80 percent recovered to-date. In November 2004, the Company received a request from WDOE to perform additional study and analysis of the mill site sediments. The Company is in the process of preparing a rebuttal to WDOE’s request for further study. The reserve balance for this site was $0.4 million and $0.5 million at March 31, 2005 and December 31, 2004, respectively, primarily for additional sampling and future monitoring costs. The Company expects to incur monitoring costs through 2014.

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

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to remediate the pond. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company has worked with British Columbia’s Ministry of Land, Water and Air Protection to develop an appropriate remediation strategy. The Company performed site testing and a series of partial dredges in 2003 and extensive dredging in 2004, resulting in a reduction in pond water contamination to acceptable levels. The reserve balance was $1.0 million at March 31, 2005 and December 31 2004, representing the estimated cost of removing the remaining sources of water contamination. The Company expects to incur the remaining costs associated with this pond in 2005 and 2006.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens, Oregon, required further action. The Company is currently participating in the investigation phase of this site and completed additional bioassay and sediment testing and site analysis in 2004. The remediation reserve balance for this site was $3.7 million at March 31, 2005 and December 31, 2004, representing the low end of the range of estimated future remediation and monitoring costs at this site. The reserve is for the estimated costs of soil, sediment and groundwater remediation and post-remediation monitoring costs, and is based on the Company’s preliminary assessment of the nature and extent of site contamination and remediation methodology. The Company expects to complete its sediment evaluation and establish site remedial action goals with ODEQ in 2005. If additional site testing results are unfavorable or if ODEQ requires more extensive remediation or monitoring for any other reason, it is reasonably possible that up to $3.9 million of additional remediation and monitoring costs could be incurred based on currently available information and analysis. The Company currently expects the majority of the remediation costs to be incurred in 2007 and 2008, with post-remediation monitoring costs to begin in 2009 and to continue for 20 years.

Labor Relations

Most of the Company’s hourly employees are covered under collective bargaining agreements. The Company’s collective bargaining agreement at the Halsey pulp mill expired in January 2005 and negotiations for a new contract are in process.

9.	Subsequent Event

On April 25, 2005, the Company completed its purchase of the assets of the Fort St. James sawmill from Canadian Forest Products Ltd., a subsidiary of Canfor Corporation, pursuant to the Asset Purchase Agreement dated December 22, 2004. The acquired assets include timber harvesting rights on lands owned by the Province of British Columbia providing an annual allowable cut of 640,000 cubic meters. The purchase price (including the estimated value of acquired inventory) consisted of a cash payment of approximately $37.5 million, subject to closing date working capital adjustments, and the assumption of approximately $3.2 million of liabilities, primarily reforestation obligations associated with the acquired timber harvesting rights. The Company expects to settle the working capital adjustments within 10 days of the purchase date. The Company borrowed the amount of the purchase price under its Canadian bank lines. The Fort St. James sawmill is located in the northern interior of British Columbia and has an annual capacity of approximately 250 million board feet of spruce, pine, fir (SPF) lumber production. The purchase price will be allocated to the assets acquired and the liabilities assumed based upon their estimated fair values. The results of the Fort St. James sawmill will be included in the consolidated financial statements of the Company from the date of purchase.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company experienced improvement in market prices for both pulp and lumber during the first quarter of 2005, but continued to be burdened by the cost of import duties on Canadian softwood lumber. The Canadian to U.S. dollar exchange rate at March 31, 2005 was approximately the same as at December 31, 2004, but the average exchange rate in the first quarter of 2005 was up significantly over the first quarter of 2004. The Company lost $0.6 million in the first quarter of 2005 on revenues of $207.2 million, compared with a net loss of $3.3 million in the first quarter of 2004 on revenues of $177.3 million, and a net loss of $2.6 million in the fourth quarter of 2004 on revenues of $192.6 million. Net loss per share was $0.04 for the first quarter of 2005, $0.21 for the first quarter of 2004 and $0.16 for the fourth quarter of 2004.

Average prices for pulp and lumber were higher in the first three months of 2005 compared with the same period in 2004. Average pulp price realizations in the first quarter of 2005 were seven percent higher than the same period a year ago. Average lumber price realizations in the first quarter of 2005 were eight percent higher than the first quarter of 2004. The low interest rate environment and strong housing market continued to create high demand for wood products. Lumber sales volume increased 25 percent in the first quarter of 2005 compared with the first quarter of 2004, and eight percent compared with the fourth quarter of 2004.

The Company continued to be adversely affected by import duties on Canadian softwood lumber as well as a weaker U.S. dollar as compared with the first quarter of 2004. A weakening U.S. dollar relative to the Canadian dollar increases the Company’s reported pulp and wood products manufacturing costs that are incurred primarily in Canadian dollars. The quarterly average Canadian to U.S. dollar exchange rate increased by eight percent in the first quarter of 2005 compared to the first quarter of 2004 and was relatively unchanged compared with the fourth quarter of 2004. The Company estimates that the change in the Canadian to U.S. dollar exchange rate increased first quarter 2005 reported cost of goods sold by approximately $9.9 million as compared with the first quarter of 2004.

Lumber import duties totaled $8.5 million in the first quarter of 2005, compared with $8.9 million in the same quarter of 2004 and $9.7 million in the fourth quarter of 2004. The decrease in duties paid primarily reflected a decrease in duty rates as more fully explained in Note 8., “Legal Matters and Contingencies – Import Duties” of the Notes to Condensed Consolidated Financial Statements.

Selected Segment Data

	Three months ended March 31,		Three months ended December 31, 2004
	2005	2004
	(thousands)
Revenues
Pulp	$115,202	$109,141	$109,203
Wood products
Lumber	80,997	59,743	71,835
Chips, logs and other	11,011	8,438	11,604

Total wood products	92,008	68,181	83,439

	$207,210	$177,322	$192,642

Operating income (loss)
Pulp	$1,235	$603	$(1,254)
Wood products	7,185	3,164	5,185
General Corporate	(4,462)	(3,850)	(4,973)

Operating income (loss)	$3,958	$(83)	$(1,042)

Selected Segment Data - continued

	Three months ended March 31,		Three months ended December 31, 2004
	2005	2004
	(thousands)
Depreciation and amortization
Pulp	$6,577	$7,652	$6,687
Wood products	1,946	1,798	1,974
General Corporate	377	425	388

	$8,900	$9,875	$9,049

EBITDA (A)
Pulp	$7,812	$8,255	$5,433
Wood products	9,131	4,962	7,159
General Corporate	(4,085)	(3,425)	(4,585)

	$12,858	$9,792	$8,007

Lumber import duties	$8,500	$8,900	$9,700

Pulp (metric tons)
Sales volume	209,100	212,200	210,800
Average price realization	$551	$514	$518

Lumber (thousand board feet)
Sales volume	185,000	147,900	171,700
Average price realization	$438	$404	$418

(A)	EBITDA equals net loss before income taxes and net interest expense, plus depreciation and amortization, and is reconcilable to the Company’s net loss using the depreciation and amortization in the above table and net interest expense and income tax benefit as indicated in the Consolidated Statement of Operations. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net loss.

Pulp

Revenues from the Company’s Pulp business totaled $115.2 million in the first quarter of 2005 compared with $109.1 million the same quarter of 2004 and $109.2 million in the fourth quarter of 2004, an increase of six percent and five percent over the previous quarters, respectively. The increase primarily related to higher sales prices, as pulp volume sold was slightly lower in the first quarter of 2005. Pulp operating income before corporate expenses, interest and income taxes increased to $1.2 million in the first quarter of 2005, compared with operating income of $0.6 million in the first quarter of 2004 and an operating loss of $1.3 million in the fourth quarter of 2004. EBITDA from the Company’s pulp operations totaled $7.8 million and $8.3 million in the first quarters of 2005 and 2004, respectively, and was $5.4 million in the fourth quarter of 2004.

According to RISI World Pulp Monthly, an industry trade publication, the average benchmark list price of NBSK pulp delivered into northern Europe was $640 per metric ton in the first quarter of 2005, compared with $590 per metric ton in the same quarter of 2004 and $602 per metric ton in the fourth quarter of 2004. The Company’s average pulp price for its mix of chip and sawdust pulp was $551 per metric ton in the first quarter of 2005, compared with $514 per metric ton in the first quarter of 2004, an increase of $37 or seven percent, and $518 per metric ton in the fourth quarter of 2004, an increase of $33 per metric ton, or six percent. Total metric tons sold in the first quarter of 2005 were lower by one percent compared with the first and fourth quarters of 2004.

Pulp cost of sales was $111.3 million in the first quarter of 2005, compared with $105.9 million in the same quarter of 2004, an increase of five percent, and $108.1 million in the fourth quarter of 2004, an increase of three percent. The average cost per metric ton of pulp sold in the first quarter of 2005 increased seven percent compared with the same period in 2004 and four percent compared with the fourth quarter of 2004. A significant factor affecting pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar strengthened significantly between the first quarter of 2004 and the first quarter of 2005. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $6.0 million increase in pulp cost of sales, or a six percent increase in the average cost per metric ton of pulp sold in the first quarter of 2005. Additionally, cost of pulp sold in the first quarter of 2004 was reduced by receipt of a $1.2 million cash settlement on termination of a transportation contract. Average cost per metric ton of pulp sold was higher in the first quarter of 2005 compared with the fourth quarter of 2004, primarily due to a rupture of a pressurized tank at the Company’s Nanaimo mill which resulted in the loss of approximately 4,600 metric tons of pulp production.

Pulp production totaled 203,000 metric tons in the first quarter of 2005, compared with 202,400 and 207,100 metric tons in the first and fourth quarters of 2004, respectively. In the first quarter of 2004, extreme winter weather in British Columbia and performance problems at the Nanaimo pulp mill resulted in the loss of approximately 7,500 metric tons of pulp production. Pulp production in the first quarter of 2004 included 4,100 metric tons of pulp processed at the Company’s Halsey mill from semi-finished (wetlap) pulp acquired from another pulp producer. Wetlap pulp production was 200 metric tons in the first quarter of 2005 and none was produced in the fourth quarter of 2004. The Halsey mill has excess drying capacity which can be utilized during certain market conditions for the production of wetlap pulp. Write-downs of pulp inventories totaled $0.4 million at March 31, 2005 and $0.8 million at December 31, 2004. No inventory write-downs were required at March 31, 2004. Inventory write-downs reflect the difference between production costs and anticipated sales prices of period-end inventories.

Wood Products

Revenues from the Company’s Wood Products business totaled $92.0 million in the first quarter of 2005, compared with $68.2 million in the same quarter 2004, a 35 percent increase, and $83.4 million in the fourth quarter of 2004, a 10 percent increase. The increase primarily related to increases in lumber sales prices and higher volumes sold. Wood Products generated operating income before corporate expenses, interest and income taxes of $7.2 million in the first quarter of 2005, compared with operating income of $3.2 million in the same quarter of 2004 and $5.2 million in the fourth quarter of 2004. EBITDA from Wood Products increased to $9.1 million in the first quarter of 2005, compared with $5.0 million in the first quarter of 2004 and $7.2 million in the fourth quarter of 2004. The first quarter of 2005 results included $8.5 million of lumber import duties, compared with $8.9 million and $9.7 million of lumber import duties in the first and fourth quarters of 2004, respectively. Lumber import duties incurred in the first quarter of 2005 would have been higher by $2.7 million using the combined import duty rate in effect during the first quarter of 2004.

Mill lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $391 per thousand board feet for the first quarter of 2005, compared with $359 per thousand board feet for the first quarter of 2004 and $330 per thousand board feet for the fourth quarter of 2004. The Company’s lumber sales prices averaged $438 per thousand board feet in the current quarter, an increase of $34 per thousand board feet, or eight percent, compared with $404 in the first quarter of last year. Compared with an average lumber sales price of $418 per thousand board feet in the fourth quarter of 2004, the Company’s average lumber sales price improved $20 per thousand board feet, or five percent, in the first quarter of 2005. Lumber sales volume increased 25 percent to 185.0 million board feet in the first quarter of 2005 from 147.9 million board feet in the same quarter of 2004, and increased eight percent compared with 171.7 million board feet in the fourth quarter of 2004. Revenues from the sale of chips, logs and other were $11.0 million in the first quarter of 2005, compared with $8.4 million and $11.6 million in the first and fourth quarters of 2004, respectively. The increase in the first quarter of 2005 as compared with the same period a year ago was primarily due to an increase in volume of chips sold. An increase in the volume of chips sold in the first quarter of 2005 as compared with the fourth quarter of 2004 was offset by a decrease in log sales.

Wood Products cost of sales was $83.4 million in the first quarter of 2005, compared with $63.9 million in the same quarter of 2004, a 30 percent increase, and $76.7 million in the fourth quarter of 2004, a nine percent increase. The average cost per thousand board feet of lumber sold was five percent higher in the first quarter 2005 compared with the same quarter of 2004, and two percent higher compared with the fourth quarter of 2004. Included in wood products cost of sales in the first quarter of 2005 were lumber import duties of $8.5 million, compared with $8.9 million in the same quarter of 2004 and $9.7 million in the fourth quarter of 2004. The change in the amount of lumber import duties included in cost of sales for the first quarter of 2005 compared with the first quarter of 2004 and the fourth quarter of 2004 decreased the average cost per thousand board feet of lumber sold in 2005 by three percent and two percent, respectively. Another significant factor affecting Wood Products cost of sales was the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate between the first quarter of 2004 and the first quarter of 2005 resulted in an approximately $3.8 million increase in Wood Products cost of sales, or a five percent increase in the average cost per thousand board feet of lumber sold in 2005. The remaining increase in the average cost of lumber sold as compared to the first quarter of 2004 primarily related to higher log and logging costs in the Company’s Canadian lumber operations. Reduced duty costs in the first quarter of 2005 as compared with the fourth quarter of 2004 were offset by higher log and logging costs in the Company’s Canadian lumber operations. Lumber production totaled 185.2 million board feet in the first quarter of 2005, compared with 161.2 million board feet in the same quarter of 2004 and 171.4 million board feet in the fourth quarter of 2004. The first quarter 2005 production was a record volume of lumber for the Company’s existing sawmills. The increase in production was due to shift configuration changes and capital improvements completed in 2004.

Selling, General and Administrative Expenses, Interest and Income Taxes

Selling, general and administrative (SG&A) costs for the first quarter of 2005 totaled $8.6 million compared with $7.6 million in the same period of 2004 and $8.9 million in the fourth quarter of 2004. SG&A expenses in 2005 increased from the first quarter a year ago primarily due to higher costs associated with audit services provided by the Company’s independent accountants and general increases in compensation and related payroll taxes.

Net interest expense in the first quarter of 2005 was $5.1 million compared with $5.3 million in the first quarter of 2004 and $4.9 million in the fourth quarter of 2004. In 2005, the Company increased borrowings under its revolving credit lines, as reflected in the Consolidated Statement of Cash Flows, by $20.3 million and paid down other long-term debt by $2.3 million.

The Company’s effective tax benefit rate was 45 percent for the first quarter of 2005 compared with a tax benefit rate of 39 percent for the first quarter of 2004. Effective income tax rates for interim periods are based on the current best estimate of earnings for the full year. This rate is applied to year-to-date income or loss at the end of each quarter. The 2005 effective benefit tax rate is higher than the statutory federal rate primarily due to the effect of state income taxes (net of the federal tax benefit) and the non-deductible Canadian capital tax. The Company’s effective tax rate can fluctuate due to changing income levels, the mix of domestic and foreign sources of income, tax credits and other adjustments, and therefore the effective tax rate for the year 2005 is subject to change.

Liquidity and Capital Resources

The long-term debt to total capitalization ratio was 61 percent at March 31, 2005 compared with 58 percent at December 31, 2004. The increase in the debt ratio was primarily due to an increase in net borrowings under the revolving credit line. Stockholders’ equity in the first quarter of 2005 decreased $3.6 million due to the net loss, dividends paid, and a reduction in other accumulated comprehensive income due to the change in accumulated foreign currency translation adjustment.

Operating Activities

The Company funds its ongoing operations primarily through cash from operations and borrowings under credit facilities. The primary drivers of net cash from operations are prices the Company receives for its products, fluctuations in the Canadian to U.S. dollar exchange rate and cash deposits made on lumber imports into the United States. Net cash used by operating activities during the first quarter of 2005 was $5.9 million compared with net cash provided for operating activities of $1.8 million in the first quarter of 2004. The decrease in net cash provided by operating activities in 2005 related primarily to unfavorable changes in working capital items in 2005.

In the first quarter of 2005, significant changes in working capital as reflected in the Consolidated Statement of Cash Flows, included: an increase in accounts receivable of $10.9 million primarily due to higher product sales prices and lumber volumes; a decrease in inventories of $7.4 million primarily due to lower pulp and saw log inventories; a decrease in accounts payable and accrued liabilities of $7.4 million; and a decrease in income taxes payable of $2.9 million. Accounts payable and accrued liabilities decreased in 2005 primarily due to lower trade and freight payables, offset by higher accruals for planned major maintenance costs for the Company’s pulp mills in 2005. The decrease in income taxes payable was due primarily to Canadian income tax payments made. Other, net in the 2005 cash flows from operating activities, primarily reflected changes in non-current assets and liabilities.

Significant changes in working capital in the first quarter of 2004 included an increase in accounts receivable of $11.9 million, primarily due to higher product sales prices and volumes compared with the fourth quarter of 2003. Inventories increased $5.6 million primarily due to higher lumber and log inventories and accounts payable and accrued liabilities increased $15.1 million from year-end 2003, primarily due to higher accruals for payroll and benefits, interest and maintenance expenses.

Investing Activities

On April 25, 2005, the Company completed its purchase of the assets of the Fort St. James sawmill, including timber tenures with 640,000 cubic meters of annual allowable cut, for approximately $37.5 million cash, subject to closing date working capital adjustments, and the assumption of approximately $3.2 million of liabilities, primarily reforestation obligations. The Company borrowed the amount of the cash purchase price under its Canadian bank lines. The Fort St. James sawmill, located in the northern interior of British Columbia, has an annual capacity of approximately 250 million board feet of spruce, pine, fir (“SPF”) lumber production. The mill’s production is complementary to the Company’s existing lumber mills, its geographic location diversifies the Company’s resource base and the associated timber tenures significantly increase the Company’s timber base. The results of the Fort St. James sawmill will be included in the consolidated financial statements of the Company from the date of purchase.

In 2004, the Company filed, and the Securities and Exchange Commission (“SEC”) declared effective, a Registration Statement on Form S-3 (commonly known as a “shelf registration”) pursuant to which the Company was eligible, from time to time, to sell for cash to the public up to $100,000,000 of common stock, preferred stock, senior debt securities or subordinated debt securities. Due to a late Form 8-K filing by the Company in February 2005, the Company is currently ineligible to use the shelf registration, so any public offering of securities will require the filing with the SEC of a new Registration Statement on Form S-1. The Company’s Board of Directors believes it desirable for the Company to issue additional common stock to improve its capital structure, particularly after increasing borrowings to fund the Fort St. James acquisition. Subject to market conditions and judgments regarding optimal timing, the Company intends to offer common stock to the public in the near future.

The Company invested $8.3 million and $3.1 million in capital projects in the first quarters of 2005 and 2004. The Company anticipates that total capital expenditures will approximate $54 million in 2005, which includes anticipated capital improvements at the newly acquired Fort St. James sawmill. As many of the capital projects included in the projected $54 million total will be at the Company’s discretion, total capital spending could be less than that amount. These capital projects relate primarily to facility improvements, equipment modernization, environmental compliance and energy and cost-saving projects, and include a rebuild of the planer at the Company’s Grand Forks sawmill at an estimated cost of $14 million. Expenditures for the planer rebuild are expected to be incurred ratably throughout 2005. The Company expects to finance these investments through cash generated from operations, existing cash balances, existing or future credit facilities, or other debt or equity issuances.

In March 2004, the Company’s revolving credit facility with a U.S. bank and its related restricted cash requirement expired.

Financing Activities

As reflected in the Consolidated Statement of Cash Flows, net cash provided by financing activities in the first quarter of 2005 was $16.9 million compared with $5.1 million in the first quarter of 2004. Significant financing activities in the first quarter of 2005 included net additional borrowings of $20.3 million under the Company’s revolving credit lines partially offset by the repayment of $2.3 million of long-term debt and the payment of common dividends.

The Company’s $150.0 million Canadian (approximately $123.7 million U.S.) revolving bank line of credit agreement, consists of two extendable revolving credit facilities and, if not renewed, expires on July 31, 2005. The maximum borrowings under one line totals $80.0 million Canadian (approximately $66.0 million U.S.) and converts into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $70.0 million Canadian (approximately $57.7 million U.S.) of revolving borrowings and converts into a one-year term loan upon expiration of the revolving credit provisions. The lines are secured by certain inventory, accounts receivable and the Company’s Canadian pulp mills’ land and equipment. The interest rates associated with the Canadian agreements are based, at the option of the Company, on specified market rates plus a margin predetermined within the credit agreement. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio, net worth test and minimum interest coverage ratio.

The Company also has a three-year revolving line of credit agreement with a U.S. bank. The agreement, expiring in March 2007, provides for maximum borrowings of $25.0 million and is secured by certain accounts receivable and inventories.

The Company expects to either extend its Canadian revolving credit facilities when they expire in July 2005 or enter into new credit facilities. The total amount of borrowing capacity under any new facilities is expected to be equal to the facilities in place at March 31, 2005. As of March 31, 2005, Moody’s Investor Service has rated the Company’s senior unsecured debt Ba3 with a stable outlook. Standard & Poor’s Rating Services rating for the Company’s corporate and senior unsecured debt was BB and with a negative outlook.

The Company was in compliance with its debt covenants, including maximum leverage ratios, net worth tests, minimum interest coverage ratios and minimum liquidity amounts at March 31, 2005. The debt agreements related to the Company’s 8 3/8% debentures and senior notes do not contain any financial covenants. The Company’s ability to borrow additional amounts under its revolving lines of credit at a particular point in time is subject to the amount of cash on hand, the availability of adequate collateral, letters of credit outstanding and compliance with existing financial covenants.

As of March 31, 2005, the Company had borrowing capacity under its revolving lines of credit and restrictive covenant requirements of approximately $87.3 million. Under the Company’s existing debt agreements, a more restrictive maximum leverage requirement will be effective on December 31, 2005. The Company’s leverage ratio at March 31, 2005 marginally exceeded this more restrictive year-end leverage covenant, and additional borrowings to complete the Fort St. James acquisition have further increased the Company’s leverage ratio. If the Company completes its intended public offering of common stock in 2005, its leverage ratio is expected to be reduced to a level that complies with the most restrictive December 31, 2005 covenant.

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

Exchange Rate Fluctuations

Although the Company’s sales are made primarily in U.S. dollars, a substantial portion of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, could adversely affect the Company’s results of operations and cash flows. A substantial portion of the Company’s pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects the Company’s customers’ ability to pay and the Company’s relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on the Company’s business, financial condition and results of operation. For example, a change in the Canadian to U.S. dollar translation rate from 0.80 to 0.81 would decrease pre-tax income as measured in U.S. dollars by an estimated $6.0 million U.S. on an annual basis.

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

The Company’s Nanaimo pulp mill has a long-term fiber supply agreement with Weyerhaeuser that provides for 1.7 million cubic meters of fiber per year through 2019. The Company’s Mackenzie pulp mill purchases approximately 70 percent of its fiber requirements from sawmills also located in Mackenzie, British Columbia and operated by Canfor. Fiber is purchased at market or at prices determined under a formula intended to reflect market value of the fiber. The failure by Weyerhaeuser or Canfor to produce the required fiber pursuant to these contracts could have a material adverse effect on the Company as a whole. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Weyerhaeuser and Canfor. There can be no assurance that the Company will be able to obtain an adequate supply of softwood fiber for its pulp operations.

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. The Plan states that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license and calculated according to a regulation that has not yet been enacted. The timber tenure recently acquired with the Fort St. James sawmill has already been reduced under the Plan and is not subject to further reduction.

Because the first 200,000 cubic meters of AAC are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 200,000 cubic meters, or 16 percent, of the Company’s previously existing annual allowable cut. The Company has worked with the Crown on identifying specific areas designated for the take-back. Compensation discussions have not yet commenced. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. The Company expects its historical mix of approximately 70 percent tenure acquired logs and 30 percent open market log purchases to shift to a mix of 55 percent tenure acquired logs and 45 percent open market log purchases. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC. These reductions are expected to go into effect in late 2005 and be completed in 2006.

In addition, as part of the Plan, the Crown has proposed to introduce a market-based timber pricing system for stumpage fees in the British Columbia interior. The market-based timber pricing system was originally targeted to be implemented in 2004; however, it now appears that the provincial government is re-evaluating this system with no specific implementation date. If implemented, the new system will involve complex formulas that have not been defined and a conceptual framework that is the subject of ongoing discussions between the Crown and industry representatives. Accordingly, while the Company generally believes that a new market-based system would result in some increase in stumpage fees compared to the existing system, the Company cannot estimate the amount of the potential impact. To provide some perspective, in the first quarter of 2005, stumpage fees represented less than five percent of the total cost of sales of the Wood Products business. The actual effect, if any, on the Company’s future supply and cost of logs, chips and sawdust to its Canadian operations cannot be determined at this time.

Capital Requirements

The Company’s businesses are capital intensive, and the Company regularly incurs capital expenditures to expand its operations, maintain its equipment, increase its operating efficiency and comply with environmental laws. The Company’s total capital expenditures were approximately $25.2 million during 2004, and the Company expects to spend approximately $54 million on capital expenditures during 2005. The Company anticipates its available cash resources and cash generated from operations will be sufficient to fund operating needs and capital expenditures for at least the next year. However, if the Company requires additional funds, it may not be able to obtain them on favorable terms, or at all. In addition, the Company’s debt service obligations reduce its available cash flows. If the Company cannot maintain or upgrade its equipment or ensure environmental compliance, the Company could be required to cease or curtail some of its manufacturing operations, or it may become unable to manufacture products that can compete effectively in one or more of its markets.

Dependence on Third Parties for Transportation Services

The Company relies primarily on third parties for transportation of the products it manufactures and distributes, as well as delivery of its raw materials. In particular, a significant portion of the goods the Company manufactures and raw materials it uses are transported by railroad, trucks, and ships. If any of its third-party transportation providers were to fail to deliver the goods the Company manufactures or distributes in a timely manner, the Company may be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to the Company in a timely manner, the Company may be unable to manufacture its products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with the Company, the Company may be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm the Company’s reputation, negatively impact its customer relationships and have a material adverse effect on its financial condition and operating results.

Integration of the Fort St. James Sawmill

The Fort St. James acquisition is subject to certain risks that could have a material adverse effect on the Company’s operating results, particularly during the period immediately following closing of the transaction. These risks include the inability to integrate effectively the operations, products, personnel and technologies of the acquired business to achieve expected synergies and the potential diversion of management’s attention from day-to-day operations of the existing business. Any of these and other factors could adversely affect the Company’s ability to achieve anticipated cash flows at the Fort St. James sawmill.

Material Facility Disruption

One or more of the Company’s major pulp mills or sawmills, or one of its larger machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including prolonged power failures; an equipment failure; a chemical spill or release; explosion of a boiler; the effect of a drought or reduced rainfall on water supply; disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels; fires, floods, earthquakes, or other catastrophes; terrorism or threats of terrorism; labor difficulties; or other operational problems. For example, in October 2002, one of the recovery boilers at the Nanaimo pulp mill was shut down for repairs, causing the mill to lose approximately 8,900 metric tons of production. Fourth quarter 2002 operating income from the pulp segment was reduced by approximately $1.8 million as a result of the Nanaimo shutdown. Future events may cause similar shutdowns, which may result in additional downtime and/or cause additional damage to the Company’s facilities. Any such downtime or facility damage could prevent the Company from meeting customer demand for its products and/or require it to make unplanned capital expenditures.

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

Financial Leverage

The Company’s long-term debt as a percentage of total capitalization at March 31, 2005 was 61 percent. While the Company’s leverage level is not unusual for the forest products and pulp industries, this leverage, or higher leverage if the Company were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Higher levels of leverage may require a substantial portion of the cash flow from operations to satisfy debt service requirements, thereby reducing the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. Higher leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

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

Labor Relations

Approximately 80 percent of the Company’s employees are paid on an hourly basis and most of these employees are covered under collective bargaining agreements. The Company’s collective bargaining agreement covering approximately 134 employees at the Halsey pulp mill expired in January 2005 and negotiations for a new contract are in process. If the Company were unable to reach agreement on the terms of any collective bargaining agreement with any group of its employees, the Company could be subject to work slowdowns or stoppages.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for interest rates relates primarily to short- and long-term debt. The Company’s investment in marketable securities at March 31, 2005 and December 31, 2004 was not significant. The Company’s debt is primarily fixed rate with 21 percent of total debt at variable rates at March 31, 2005, and therefore, net income is not materially affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company’s net investment in Canadian operations. The Company’s net investment in Canadian subsidiaries is not hedged. The net assets of Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $235.2 million at March 31, 2005. The potential change in fair value resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $23.5 million at March 31, 2005. Any gain or loss in fair value would be reflected as a cumulative foreign currency translation adjustment. The change in fair value would not affect cash flows or reported net income or loss of the Company, but would increase or decrease accumulated other comprehensive income which is a component of stockholders’ equity.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries. The Company periodically uses foreign exchange contracts to manage a portion of its exposure to foreign currency transactions. The notional value of foreign currency exchange contracts outstanding at March 31, 2005 and December 31, 2004 was $30.0 million and $31.0 million, respectively.

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

As of March 31, 2005, the Company had contracts outstanding to fix the price of natural gas purchases representing approximately 18 percent of its second quarter 2005 anticipated natural gas usage for its pulp mills. Historically the Company’s forward purchase contracts for electricity and natural gas cover periods of twelve months or less. The Company buys forward 100 percent of its electricity requirements for its Halsey pulp mill, and at March 31, 2005, had purchased forward electricity through June 30, 2005 at market indexed prices.

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

Change in Internal Controls

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s management identified a material weakness in its internal control over financial reporting relative to the Company’s accounting for income taxes. Specifically, as of December 31, 2004, the Company’s processes and procedures did not include adequate management oversight and review of the Company’s income tax accounting practices. Subsequent to December 31, 2004, the Company revised its income tax methodology and implemented additional controls over the preparation and review of its tax provision and related deferred tax accounts. In addition, management has engaged an independent tax consulting firm to assist with the Company’s evaluation of complex and judgmental issues concerning tax accounting and tax reserves.

Other than as discussed above, there was no change in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures and its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be relative to their costs.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 8. “Legal Matters and Contingencies” of the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.

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

POPE & TALBOT, INC.
Registrant

Date: April 28, 2005	/s/ Richard K. Atkinson
Richard K. Atkinson
Vice President and
Chief Financial Officer