Form 10-Q
period 2005-06-30
POPE & TALBOT INC /DE/
filed 2005-07-28
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common stock, $1 par value – 16,308,693 shares as of June 30, 2005.

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

POPE & TALBOT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
	(thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,336	$7,927
Accounts receivable	56,956	59,982
Inventories	118,695	129,526
Prepaid expenses	11,077	5,950
Deferred income taxes	7,829	7,856

Total current assets	211,893	211,241
Properties:
Plant and equipment	761,045	737,011
Accumulated depreciation	(413,715)	(405,714)

	347,330	331,297
Land and timber cutting rights	19,064	8,741

Total properties, net	366,394	340,038
Other assets:
Deferred income taxes, net	1,084	—
Prepaid pension costs	9,212	8,992
Other	9,985	10,356

Total other assets	20,281	19,348

	$598,568	$570,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,673	$5,605
Accounts payable	61,885	56,536
Accrued payroll and related taxes	22,869	24,137
Income taxes payable	90	7,657
Other accrued liabilities	24,945	18,955

Total current liabilities	116,462	112,890
Long-term liabilities:
Long-term debt, net of current portion	267,847	229,634
Deferred income tax liability, net	—	2,522
Other long-term liabilities	64,511	61,947

Total long-term liabilities	332,358	294,103
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	17,208	17,208
Additional paid-in capital	66,237	66,573
Retained earnings	74,871	85,109
Accumulated other comprehensive income, net of tax	5,355	9,437
Common stock held in treasury, at cost	(13,923)	(14,693)

Total stockholders’ equity	149,748	163,634

	$598,568	$570,627

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(thousands except per share)
Revenues:
Pulp	$100,901	$109,598	$216,103	$218,739
Wood Products
Lumber	88,860	74,996	169,857	134,739
Chips, logs and other	12,332	8,963	23,343	17,401

	101,192	83,959	193,200	152,140

Total revenues	202,093	193,557	409,303	370,879

Costs and expenses:
Pulp cost of sales	101,743	95,173	212,994	201,087
Wood Products cost of sales	97,006	69,258	180,385	133,170
Selling, general and administrative	8,567	9,894	17,189	17,473

	207,316	174,325	410,568	351,730

Operating income (loss)	(5,223)	19,232	(1,265)	19,149

Interest expense, net	(5,227)	(5,106)	(10,362)	(10,400)

Income (loss) before income taxes	(10,450)	14,126	(11,627)	8,749

Income tax provision (benefit)	(3,462)	4,915	(3,994)	2,818

Net income (loss)	$(6,988)	$9,211	$(7,633)	$5,931

Net income (loss) per share:
Basic	$(0.43)	$0.59	$(0.47)	$0.38

Diluted	$(0.43)	$0.58	$(0.47)	$0.37

Weighted average shares of common stock outstanding:
Basic	16,222	15,721	16,190	15,696
Diluted	16,222	15,943	16,190	15,891

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2005	2004
	(thousands)
Cash flow from operating activities:
Net income (loss)	$(7,633)	$5,931
Noncash charges (credits):
Depreciation and amortization	17,979	18,837
(Gain) loss on sale of property and equipment	24	(266)
Deferred tax provision	(1,360)	(1,167)
Stock compensation	213	78
Decrease (increase) in working capital:
Accounts receivable	3,133	(23,106)
Inventories	19,437	(8,887)
Prepaid expenses and other assets	(5,105)	(4,529)
Accounts payable and accrued liabilities	9,662	20,340
Income taxes payable	(7,358)	3,424
Other, net	2,304	1,160

Net cash provided by operating activities	31,296	11,815

Cash flow from investing activities:
Restricted cash	—	5,000
Capital expenditures	(20,971)	(10,334)
Acquisition of sawmill	(37,546)	—
Proceeds from sale of properties and equipment	164	298

Net cash used for investing activities	(58,353)	(5,036)

Cash flow from financing activities:
Net borrowings under revolving credit lines	42,177	407
Repayment of long-term debt	(2,143)	(1,919)
Exercise of stock options	244	1,809
Cash dividends	(2,605)	(2,517)

Net cash provided by (used for) financing activities	37,673	(2,220)

Effect of exchange rate on cash	(1,207)	268

Increase in cash and cash equivalents	9,409	4,827
Cash and cash equivalents at beginning of period	7,927	4,082

Cash and cash equivalents at end of period	$17,336	$8,909

The accompanying notes to consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed in the Notes to Consolidated Financial Statements) considered necessary for a fair presentation have been included. Effective income tax rates for interim periods are based on the current best estimate of taxable earnings for the full year and include discreet items accounted for in the quarter. This rate is applied to year-to-date income or loss at the end of each quarter. Results for the first six months of the year may not necessarily be indicative of the results that may be expected for the full year.

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

All public companies are required to adopt Statement 123(R) on the effective date using a modified version of prospective application. This approach requires application of the Statement to all new awards and awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for awards that are outstanding as of the effective date and for which service has not been rendered are required to be recognized as service is rendered on or after the effective date. The compensation cost for these awards is based on the grant-date fair value of the awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. Prior to the effective date of this Statement, companies may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company intends to implement this Statement as of January 1, 2006 and is currently evaluating the effect that SFAS No. 123(R) will have on its financial position, results of operations or cash flows when this Statement is adopted.

2.	Net Income (Loss) Per Share

Earnings (loss) per share

The computation of basic earnings per share is based on net income or loss and the weighted average number of common shares outstanding during each period. The weighted average shares outstanding for the three months ended June 30, 2005 and 2004 were 16,222,000 and 15,721,000, respectively, and were 16,190,000 and 15,696,000 for the six months ended June 30, 2005 and 2004, respectively. For the three and six-month periods ended June 30, 2005, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted were the same.

The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. In addition to restricted shares, certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.25 to $21.06 per share in 2005 and from $17.20 to $21.06 per share in 2004 averaged 1,073,000 and 46,000 for the three months ended June 30, 2005 and 2004, respectively, and 1,051,000 and 90,000 for the six months ended June 30, 2005 and 2004, respectively. Restricted shares not included in the computation of diluted loss per share averaged 97,000 and 65,000 for the three and six-month periods ended June 30, 2005.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(thousands except per share)
Net income (loss), as reported	$(6,988)	$9,211	$(7,633)	$5,931
Stock-based employee compensation expense included in net income (loss), net of related tax effects	86	35	139	51
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(181)	(259)	(464)	(416)

Pro forma net income (loss)	$(7,083)	$8,987	$(7,958)	$5,566

Basic net income (loss) per share:
As reported	$(0.43)	$0.59	$(0.47)	$0.38
Pro forma	(0.44)	0.57	(0.49)	0.35

Diluted net income (loss) per share:
As reported	$(0.43)	$0.58	$(0.47)	$0.37
Pro forma	(0.44)	0.56	(0.49)	0.35

The Company has followed the practice of using treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to a stock option plan, the difference between the exercise price and the cost of treasury shares is recorded as an increase or decrease to additional paid-in capital.

To calculate stock-based employee compensation expense under SFAS No. 123, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: risk-free interest rates of 4.0 and 3.1 percent; dividend yields of 2.2 and 2.1 percent; and expected volatility of 40 percent for both periods. Expected option lives of 5.1 and 5.0 years were assumed in 2005 and 2004, respectively.

3.	Receivables

The Company has entered into a Receivable Purchase Agreement with a financial institution to sell at its option qualifying accounts receivable on a revolving basis. The agreement provided for the sale of up to $30 million of qualifying accounts receivable at December 31, 2003 and in September 2004 the amount available for sale was increased to $35 million. At June 30, 2005 and December 31, 2004, $33.8 million and $33.4 million, respectively, of sold accounts receivable were excluded from accounts receivable in the accompanying Consolidated Balance Sheets. The proceeds available under this program are subject to change based on the level of eligible receivables and restrictions on the concentrations of receivables. The Company remains the collection agent for the accounts receivable provided that it is in compliance with the agreement’s covenants. The Company receives adequate compensation for these services, therefore no servicing asset or obligation has been recorded. The Company is obligated to indemnify the financial institution against any losses on collection of sold receivables, and has collateralized this indemnity obligation with $10 million of other accounts receivable. The costs under this program vary based on changes in interest rates (LIBOR) and are included in selling, general and administrative expenses.

4.	Inventories

	June 30, 2005	December 31, 2004
	(thousands)
Lumber	$27,571	$23,135
Pulp	36,139	39,553
Saw logs	16,558	30,471
Pulp logs, chips and sawdust	14,747	14,056
Chemicals and supplies	25,270	23,830
LIFO reserve	(1,590)	(1,519)

	$118,695	$129,526

Interim LIFO calculations require the estimation of the Company’s year-end inventory quantities and costs. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year. The portion of inventories determined using the last-in, first-out (LIFO) method are reflected in the above table at an aggregate of $23.7 million and $25.7 million using the average cost method at June 30, 2005 and December 31, 2004, respectively.

5.	Debt

In July 2005, the Company renewed its Canadian revolving bank line of credit agreement, consisting of two extendable revolving credit facilities. The agreement was increased to $180.0 million Canadian (approximately $146.1 million U.S.) and expires on July 29, 2006. The maximum revolving borrowing capacity under one line totals $80.0 million Canadian (approximately $64.9 million U.S.) and converts into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $100.0 million Canadian (approximately $81.2 million U.S.) of revolving borrowing capacity and converts into a one-year term loan upon expiration of the revolving credit provisions. The lines are secured by certain inventory and accounts receivable, the Company’s Fort St. James sawmill and its Canadian pulp mills’ land and equipment. Borrowings are at the lenders’ bankers acceptance rates plus a spread or other such interest rates mutually agreed upon between the Company and lenders. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio and minimum interest coverage ratio.

The Company also has a three-year revolving credit agreement with a U.S. bank. The agreement was amended in June 2005 to increase maximum revolving borrowing capacity to $35.0 million and is secured by certain accounts receivable and inventories. The interest rate associated with the U.S. revolving credit agreement is based on the lender’s prime rate plus a spread or other such interest rates mutually agreed upon between the Company and the lender plus a margin based on the Company’s debt ratio, as defined. The agreement expires in March 2007 and contains financial covenants, including maximum leverage ratios, net worth tests and maximum capital expenditures.

Under the Company’s Halsey pulp mill leases, a more restrictive maximum leverage requirement will be effective on December 31, 2005. Under those leases, the maximum leverage covenant is tested at the end of each year and is based on total debt as a percentage of total adjusted capitalization, where total adjusted capitalization equals total debt plus stockholders’ equity adjusted to eliminate any accumulated foreign currency translation adjustment. The covenant requirement under the leases as of December 31, 2005 is a maximum leverage ratio of 62.5%. The Company’s leverage ratio at June 30, 2005 exceeded this more restrictive year-end leverage covenant. The Company is also subject to a quarterly minimum net worth (as defined) covenant under the Halsey leases that it was in marginal compliance with at June 30, 2005. The Company intends to maintain continued compliance with these covenants through completion of the Company’s intended public offering of common stock, subject to market conditions, and/or renegotiation of the covenants or other actions.

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

The components of net periodic benefit cost related to Company administered plans for the three and six-month periods ended June 30 were as follows:

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(thousands)
Components of net periodic benefit cost:
Service cost	$845	771	$1,697	$1,574
Interest cost	1,708	1,565	3,429	3,171
Expected return on plan assets	(1,824)	(1,600)	(3,661)	(3,215)
Amortzation of prior service cost	57	53	115	107
Amortzation of transition amounts	(3)	(3)	(5)	(6)
Amortization of net actuarial loss	288	209	579	421

Net periodic benefit cost	$1,071	$995	$2,154	$2,052

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(thousands)
Components of net periodic benefit cost:
Service cost	$336	$284	$674	$572
Interest cost	702	566	1,409	1,142
Amortization of prior service cost	(15)	(14)	(30)	(28)
Amortization of net actuarial loss	275	182	552	367

Net periodic benefit cost	$1,298	$1,018	$2,605	$2,053

Based on information currently available and subject to market conditions, the accumulated benefit obligation (ABO) of the Company’s U.S. pension plan may exceed that plan’s assets at September 30, 2005. The most significant variables that could cause this to occur are the actual return on plan assets and the discount rate used at September 30, 2005 to value plan liabilities. If the fair value of the U.S. pension plan’s assets were to remain unchanged through September 30, 2005 and if long-term interest rates were to remain unchanged from current levels, and the Company chose not to make a cash contribution to plan assets at least equal to the difference between the ABO and the fair value of plan assets, then the Company’s prepaid pension cost asset (projected to be approximately $8.6 at September 30, 2005), plus the excess of the ABO over the fair value of plan assets, would be written off, net of tax, as a direct charge to shareholders’ equity. To avoid this write-off, depending on market conditions, the Company may choose to make a cash contribution of up to $6.5 million to its U.S. pension plan which will increase its prepaid pension cost asset. The Company also expects to contribute approximately $4.6 million to its Canadian pension plans in 2005.

7.	Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(thousands)
Net income (loss)	$(6,988)	$9,211	$(7,633)	$5,931
Other comprehensive income (loss):
Foreign currency translation	(2,144)	(4,455)	(4,082)	(7,064)

Total comprehensive income (loss)	$(9,132)	$4,756	$(11,715)	$(1,133)

8.	Segment Information

The Company classifies its business into two operating segments: pulp and wood products. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(thousands)
Revenues:
Pulp	$100,901	$109,598	$216,103	$218,739
Wood Products
Lumber	88,860	74,996	169,857	134,739
Chips, logs and other	12,332	8,963	23,343	17,401

	101,192	83,959	193,200	152,140

	$202,093	$193,557	$409,303	$370,879

Income (loss) before income taxes:
Pulp	$(3,503)	$9,911	$(2,268)	$10,514
Wood Products	2,495	13,279	9,680	16,443
General Corporate	(4,215)	(3,958)	(8,677)	(7,808)

Total operating income (loss)	(5,223)	19,232	(1,265)	19,149
Interest expense, net	(5,227)	(5,106)	(10,362)	(10,400)

	$(10,450)	$14,126	$(11,627)	$8,749

In 2005, the Company changed its method of allocating indirect costs of centralized information services to the Pulp and Wood Products segments and has reclassified the prior period amounts to be consistent with the current period presentation.

9.	Legal Matters and Contingencies

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

Import Duties

Approximately 88 percent of the Company’s current lumber capacity is located in British Columbia, Canada. Between April 1996 and April 2001, exporters of softwood lumber from Canada to the U.S. were subject to tariffs on lumber volumes in excess of defined tariff-free volumes under the Canada-U.S. Softwood Lumber Agreement (SLA). Upon expiration of the SLA on April 1, 2001, petitions for the imposition of antidumping duties (ADD) and countervailing duties (CVD) on softwood lumber from Canada were filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC), by certain U.S. industry and trade groups.

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

As a result of the ITC and DOC rulings, on May 22, 2002, the Company began expensing and making cash deposits of import duties at the combined 27.22 percent deposit rate, and incurred duties of $14.1 million in the balance of 2002. The Company continued to incur import duties in 2003 and for nearly all of 2004 at the 27.22 percent deposit rate, and its results included duty costs of $29.4 million in 2003 and $42.3 million in 2004 (including $10.7 million and $19.6 million in 2004 in the second quarter and year-to-date, respectively). In the second quarter and year-to-date of 2005, the Company incurred duties of $10.1 million and $18.6 million, respectively. Accordingly, the Company has made total cash deposits of $104.4 million with respect to lumber imported into the U.S. from May 22, 2002 to June 30, 2005.

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

Under U.S. law, the initial ADD and CVD deposit rates were determined based on historical government subsidies and dumping practices, but the final rates for duties payable on imports during any particular period must be based on government subsidies and dumping during that period. Accordingly, in June 2003, the DOC began conducting administrative reviews to determine the CVD and ADD rates to be applied retroactively to Canadian lumber imports during the first review periods, consisting of the period from May 22, 2002 to March 31, 2003 for the CVD and from May 22, 2002 to April 30, 2003 for the ADD. Similar administrative reviews will be conducted for each subsequent 12-month period. Depending on the results of the administrative reviews, the Company may receive refunds of excess CVD and ADD deposits or be required to make additional CVD and ADD payments. DOC’s finally determined CVD and ADD rates in any administrative review then become the new deposit rates for subsequent lumber imports.

In December 2004, the DOC determined the CVD rate to be 17.18 percent and the ADD rate applicable to the Company to be 4.03 percent (or a 21.21 percent combined rate) for the initial administrative review periods. This new rate was effective for cash deposits on Company shipments beginning on December 20, 2004. On January 24, 2005, the DOC further reduced the ADD rate applicable to the Company to 3.78 percent, and on February 24, 2005, the DOC further reduced the CVD rate to 16.37 percent, resulting in a current combined cash deposit rate for the Company of 20.15 percent. Cash deposits paid by the Company on lumber imports during the initial administrative review periods totaled $4.8 million in excess of the duties payable at the new rates determined for these periods. The Canadian government has appealed the CVD determination to a NAFTA dispute settlement panel with U.S. industry and trade groups having appealed the ADD determination to the U.S. Court of International Trade. While the appeals are pending, no refunds of excess CVD or ADD payments will be made. The appeal process is likely to take at least two years from initiation to completion. Given the uncertainties of the appeal process and ultimate payment of refunds, the Company has not recorded a receivable for any potential refunds of duties paid.

In June 2005, the DOC preliminarily determined the CVD rate to be 8.18 percent and the ADD rate applicable to the Company to be 2.44 percent (or a 10.62 percent combined rate) for the second administrative review periods, consisting of the period from April 1, 2003 to March 31, 2004 for the CVD and May 1, 2003 through April 30, 2004 for the ADD. This preliminary determination has no immediate effect and the cash deposit rate will not change until a final determination is issued, currently anticipated in October 2005. Although the preliminary rates in the administrative reviews are substantially lower than the current deposit rates, as of this time, the Company cannot determine whether the final rates will be higher or lower than the preliminary rates.

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

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, are required to return 20 percent of their replaceable tenure to the Crown. The Plan states that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license. The timber tenure recently acquired with the Fort St. James sawmill has already been reduced under the Plan and is not subject to further reduction.

Because the first 200,000 cubic meters of AAC are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 199,000 cubic meters, or 16 percent, of the Company’s previously existing annual allowable cut. The Company has worked with the Crown on identifying specific areas designated for the take-back. Compensation discussions are in preliminary stages. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC. The Company expects to have harvest levels reduced by 177,000 cubic meters at the beginning of 2006 and a further 22,000 cubic meters at the beginning of 2007.

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

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site sediments and surrounding area at Port Gamble, Washington. WDOE requested that the Company perform an investigation of sediments in the bay adjacent to the mill site to determine the extent of wood waste accumulation. Remediation dredging was completed in 2003 as part of the sediment clean up action plan submitted to WDOE. The Company received approval of its remediation plan from WDOE in April 2004 and submitted a sediment baseline study in October 2004. The sediment baseline study indicated the site was approximately 80 percent recovered to-date. In November 2004, the Company received a request from WDOE to perform additional study and analysis of the mill site sediments. The Company has submitted a rebuttal to WDOE’s request for further study. The reserve balance for this site was $0.4 million and $0.5 million at June 30, 2005 and December 31, 2004, respectively, primarily for ongoing sampling and future monitoring costs related to the approved clean up action plan. The Company expects to incur monitoring costs through 2014.

The Company formerly leased a 72-acre site adjacent to the Port Gamble sawmill site as a log raft holding area from the Washington Department of Natural Resources (DNR). In 2003, the WDOE issued a “no further action” letter for the site declaring that there were negligible environmental effects from wood debris sediments at the log raft holding area. In 2004, DNR advised the Company that it was proposing additional site investigations as a condition precedent to final termination of the lease. The Company continues to discuss resolution of this issue with DNR and WDOE, but does not anticipate any potential actions until wood sediment standards for the state of Washington are established by WDOE.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment basin at the Mackenzie pulp mill, to remediate the basin. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company has worked with British Columbia’s Ministry of Land, Water and Air Protection to develop an appropriate remediation strategy. The Company performed site testing and a series of partial basin dredges in 2003 and extensive dredging in 2004, resulting in a reduction in basin water contamination to acceptable levels. The reserve balance was $1.0 million at June 30, 2005 and December 31, 2004, respectively, representing the estimated cost of removing the remaining sources of water contamination at this site. The Company expects to incur the remaining costs associated with this basin in 2005 and 2006.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens, Oregon, required further investigation. The Company is currently participating in the investigation phase of this site and completed additional bioassay and sediment testing and site analysis in 2004 and 2005. The remediation reserve balance was $3.7 million at June 30, 2005 and December 31, 2004, representing the low end of the range of estimated future remediation and monitoring costs at this site. The reserve is for the estimated costs of soil, sediment and groundwater remediation and post-remediation monitoring costs, and is based on the Company’s preliminary assessment of the nature and extent of site contamination and remediation methodology. The Company expects to complete its sediment evaluation and establish site remedial action goals with ODEQ in 2006. If additional site testing results are unfavorable or if ODEQ requires more extensive remediation or monitoring for any other reason, it is reasonably possible that up to $3.9 million of additional remediation and monitoring costs could be incurred based on currently available information and analysis. The Company currently expects the majority of the remediation costs to be incurred in 2007 and 2008, with post-remediation monitoring costs to begin in 2009 and to continue for 20 years.

Labor Relations

Most of the Company’s hourly employees are covered under collective bargaining agreements. The Company’s collective bargaining agreement at the Halsey pulp mill expired in January 2005 and negotiations for a new contract are in process.

10.	Acquisition

On April 25, 2005, the Company acquired the assets of the Fort St. James sawmill from Canadian Forest Products Ltd., a subsidiary of Canfor Corporation, in a transaction accounted for as a purchase. The cash purchase price was $36.7 million plus the assumption of $3.4 million of liabilities, and the Company incurred direct acquisition costs of $0.8 million. The cash purchase price was funded by borrowings under the Company’s Canadian credit facilities. The acquired assets include timber harvesting rights on lands owned by the Province of British Columbia providing an annual allowable cut of 640,000 cubic meters. The Fort St. James sawmill is located in the northern interior of British Columbia and has an annual capacity of approximately 250 million board feet of spruce, pine, fir (SPF) lumber production. The mill’s production is complementary to the Company’s existing lumber mills, its geographic location diversifies the Company’s resource base and the associated timber tenures significantly increase the Company’s timber base. The results of Fort St. James are included in the consolidated financial statements of the Company from the date of purchase.

The purchase price of Fort St. James was calculated as follows (in thousands):

Cash payment	$36,738
Direct acquisition costs	808
Deferred tax effect of applying purchase accounting	305

$37,851

The purchase price, including direct acquisition costs, was allocated to the assets acquired and liabilities assumed based upon preliminary estimates of their fair value as indicated below (in thousands). The actual allocation of the total purchase price may differ from those assumptions after valuations and other procedures are completed.

Inventories	$11,552
Plant and equipment	19,651
Timber cutting rights	9,833
Other assets	194
Reforestation liabilities	(2,598)
Other liabilities	(781)

Esimated fair value of net assets acquired	$37,851

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(thousands, except per share)
Revenue	$208,389	$221,533	$436,872	$420,683
Net income (loss)	(6,844)	13,536	(7,070)	9,982
Basic net income (loss) per share	(0.42)	0.86	(0.44)	0.64
Diluted net income (loss) per share	(0.42)	0.85	(0.44)	0.63

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

On April 25, 2005, the Company acquired the assets of the Fort St. James sawmill from Canadian Forest Products Ltd., a subsidiary of Canfor Corporation, in a transaction accounted for as a purchase. The cash purchase price was $36.7 million plus the assumption of $3.4 million of liabilities and the Company incurred direct acquisition costs of $0.8 million. The cash purchase price was funded by borrowings under the Company’s Canadian credit facilities. The acquired assets include timber harvesting rights on lands owned by the Province of British Columbia providing an annual allowable cut of 640,000 cubic meters. The Fort St. James sawmill is located in the northern interior of British Columbia and has an annual capacity of approximately 250 million board feet of spruce, pine, fir (“SPF”) lumber production. The mill’s production is complementary to the Company’s existing lumber mills, its geographic location diversifies the Company’s resource base and the associated timber tenures significantly increase the Company’s timber base. The second quarter 2005 results include the operations of the Fort St. James sawmill from the date of the acquisition.

The Company lost $7.0 million in the second quarter of 2005 on revenues of $202.1 million, compared with earnings of $9.2 million in the second quarter of 2004 on revenues of $193.6 million and a loss of $0.6 million in the first quarter of 2005 on revenues of $207.2 million. The Company lost $7.6 million for the six months ended June 30, 2005 compared with earnings of $5.9 million for the same period in the prior year. Net loss per share was $0.43 and $0.47 for the three and six-month periods ending June 30, 2005, respectively. This compares with diluted net income per share of $0.58 for the second quarter of 2004 and $0.37 for the six-months ended June 30, 2004. The Company experienced lower market prices for both pulp and lumber during the second quarter of 2005 and continued to be burdened by the cost of import duties on Canadian softwood lumber, but at lower rates than experienced in 2004. The Canadian to U.S. dollar average exchange rate in the second quarter of 2005 of .80 was significantly higher than the second quarter of 2004 rate of .74. The average exchange rate for the first six months of 2005 was .81 compared with .75 for the first six months of 2004.

Average sales prices for pulp in the first half of 2005 were comparable with the same period in 2004, while the average prices for lumber declined. Average pulp price realizations in the second quarter of 2005 were six percent lower than in the second quarter of 2004. Average lumber price realizations in the second quarter of 2005 were 11 percent lower than the second quarter of 2004 and were three percent lower for the six months ended June 30, 2005 as compared to the same period in 2004. The low interest rate environment and strong housing market sustained strong demand for wood products. With the inclusion of the Fort St. James sawmill, lumber sales volume increased 33 percent in the second quarter of 2005 and 29 percent for the first six months of 2005 compared with same periods in 2004.

The Company continued to be adversely affected by a weaker U.S. dollar as compared with the first half of 2004. A weakening U.S. dollar relative to the Canadian dollar increases the Company’s reported pulp and wood products manufacturing costs that are incurred primarily in Canadian dollars. The quarterly average Canadian to U.S. dollar exchange rate increased by nine percent in the second quarter of 2005 compared to the second quarter of 2004, but decreased one percent compared with the first quarter of 2005. The Company estimates that the change in the Canadian to U.S. dollar exchange rate between 2004 and 2005 increased second quarter and year-to-date 2005 reported cost of goods sold by approximately $10.7 million and $20.6 million, respectively.

Lumber import duties totaled $10.1 million and $18.6 million in the second quarter and year-to-date 2005, respectively, compared with $10.7 million and $19.6 million in the same periods of 2004. The decrease in duties paid primarily reflected the decrease in duty rates in effect for the first six months of 2005. Duty rates are more fully explained in Note 9., “Legal Matters and Contingencies – Import Duties” of the Notes to Condensed Consolidated Financial Statements.

Selected Segment Data

	Second Quarter		First Quarter	Six months ended June 30,
	2005	2004	2005	2005	2004
	(thousands)
Revenues
Pulp	$100,901	$109,598	$115,202	$216,103	$218,739
Wood Products
Lumber	88,860	74,996	80,997	169,857	134,739
Chips, logs and other	12,332	8,963	11,011	23,343	17,401

Total Wood Products	101,192	83,959	92,008	193,200	152,140

	$202,093	$193,557	$207,210	$409,303	$370,879

Operating income (loss)
Pulp	$(3,503)	$9,911	$1,235	$(2,268)	$10,514
Wood Products	2,495	13,279	7,185	9,680	16,443
General Corporate	(4,215)	(3,958)	(4,462)	(8,677)	(7,808)

Operating income (loss)	$(5,223)	$19,232	$3,958	$(1,265)	$19,149

Depreciation and amortization
Pulp	$6,354	$6,841	$6,577	$12,931	$14,493
Wood Products	2,386	1,722	1,946	4,332	3,520
General Corporate	339	399	377	716	824

	$9,079	$8,962	$8,900	$17,979	$18,837

EBITDA (A)
Pulp	$2,851	$16,752	$7,812	$10,663	$25,007
Wood Products	4,881	15,001	9,131	14,012	19,963
General Corporate	(3,876)	(3,559)	(4,085)	(7,961)	(6,984)

	$3,856	$28,194	$12,858	$16,714	$37,986

Lumber import duties	$10,100	$10,700	$8,500	$18,600	$19,600

Pulp (metric tons)
Sales volume	187,300	190,400	209,100	396,400	402,600
Average price realization	$539	$576	$551	$545	$543

Lumber (thousand board feet)
Sales volume	217,100	163,200	185,000	402,100	311,100
Average price realization	$409	$460	$438	$422	$433

(A)	EBITDA equals net income (loss) before income taxes and net interest expense, plus depreciation and amortization and is reconcilable to the Company’s net income (loss) using the depreciation and amortization in the above table and net interest expense and income tax provision (benefit) as indicated in the Consolidated Statement of Operations. The Company uses EBITDA to evaluate the operating performance of the Company’s business on a consolidated basis and for each of its operating segments. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others, in addition to and not in lieu of generally accepted accounting principles (GAAP) results, to evaluate companies in its industry. EBITDA is not a measure of liquidity under GAAP and should not be considered as an alternative to cash flow from operating activities.

Pulp

Revenues from the Company’s Pulp business totaled $100.9 million in the second quarter of 2005 compared with $109.6 million in the same quarter of 2004 and $115.2 million in the first quarter of 2005, a decrease of eight percent and twelve percent over the previous quarters, respectively. The decreases primarily related to lower sales prices and lower sales volumes in the second quarter of 2005. Pulp operating loss before corporate expenses, interest and income taxes was $3.5 million in the second quarter of 2005, compared with operating income of $9.9 million and $1.2 million in the second quarter of 2004 and first quarter of 2005, respectively. EBITDA from the Company’s pulp operations totaled $2.9 million and $16.8 million in the second quarters of 2005 and 2004, respectively, and was $7.8 million in the first quarter of 2005.

Pulp generated an operating loss of $2.3 million on revenues of $216.1 million in the first six months of 2005, compared with operating income of $10.5 million on revenues of $218.7 million for the same period in 2004. EBITDA from Pulp for the first six months of 2005 was $10.7 million compared with $25.0 million for the first six months of 2004.

According to RISI World Pulp Monthly, an industry trade publication, the average benchmark list price of NBSK pulp delivered into northern Europe was $613 per metric ton in the second quarter of 2005, compared with $647 per metric ton in the same quarter of 2004 and $640 per metric ton in the first quarter of 2005. The Company’s average pulp price for its mix of chip and sawdust pulp was $539 per metric ton in the second quarter of 2005, compared with $576 per metric ton in the second quarter of 2004, a decrease of $37 or six percent, and $551 per metric ton in the first quarter of 2005, a decrease of $12 per metric ton, or two percent. Total metric tons sold in the second quarter of 2005 were lower by two percent compared to the second quarter of 2004 and were ten percent lower compared with the first quarter of 2005. Pulp sales volume in the first six months of 2005 totaled 396,400 metric tons compared with 402,600 metric tons in the same period of 2004.

Pulp cost of sales was $101.7 million in the second quarter of 2005, compared with $95.2 million in the same quarter of 2004, an increase of seven percent. Per metric ton, the average cost of pulp sold in the second quarter of 2005 increased nine percent compared with the same period in 2004. A significant factor affecting pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar strengthened significantly between the second quarter of 2004 and the second quarter of 2005. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $6.4 million increase in pulp cost of sales, or a seven percent increase in the average cost per metric ton of pulp sold in the second quarter of 2005 as compared with the second quarter of 2004. Pulp inventory write-downs totaled $2.5 million at June 30, 2005 compared with $0.4 million at March 31, 2005 and no inventory write-downs were required at June 30, 2004. Inventory write-downs reflect the difference between production costs and anticipated sales prices of period-end inventories. These inventory write-downs, recorded in cost of sales, increased the per ton average cost of pulp sold by two percent. Excluding the effect of the weaker U.S. dollar, fiber costs per ton of production were lower in the second quarter of 2005 compared with the same period last year primarily as a result of fiber costs indexed to pulp prices falling with the price of pulp. This favorable variance was offset primarily by higher chemical, freight and energy costs.

Year-to-date, cost of pulp sales was $213.0 million compared with $201.1 million in the same period of 2004. Per metric ton, the average cost of pulp sold increased eight percent in the first six months of 2005 compared with the same period in 2004. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $12.5 million increase in pulp cost of sales, or a six percent increase in the average cost per metric ton of pulp sold for the first six months of 2005 as compared to the same period in 2004. The remaining increase in the average cost of pulp sold primarily related to valuation adjustments to pulp inventory carrying values and higher chemicals, freight and energy costs, partially offset by lower fiber costs.

Pulp production totaled 189,600 metric tons in the second quarter of 2005, compared with 192,700 and 203,000 metric tons in the second quarter of 2004 and first quarter of 2005, respectively. Pulp production totaled 392,600 metric tons in the first six months of 2005 compared with 395,100 metric tons in the same 2004 period. Pulp production in the second quarter and first six months of 2004 included 3,400 metric tons and 7,500 metric tons, respectively, of pulp processed at the Company’s Halsey mill from semi-finished (wetlap) pulp acquired from another pulp producer. The Halsey mill has excess drying capacity which can be utilized during certain market conditions for the production of wetlap pulp. Wetlap pulp production was 1,300 metric tons and 1,500 metric tons in the second quarter and first six months of 2005, respectively. In the second quarters of 2005 and 2004, the Company’s Nanaimo pulp mill took 12 days and 18 days, respectively, of downtime for its planned annual maintenances. Quarterly production was reduced by approximately 16,000 metric tons in 2005 and 21,000 metric tons in 2004 due to this downtime.

Wood Products

Revenues from the Company’s Wood Products business totaled $101.2 million in the second quarter of 2005, compared with $84.0 million in the same quarter of 2004, a 21 percent increase, and $92.0 million in the first quarter of 2005, a 10 percent increase. The increases primarily related to higher lumber sales volumes resulting from the Fort St. James sawmill acquisition. The impact of higher sales volume was offset in part by lower lumber sales prices. Wood Products generated operating income before corporate expenses, interest and income taxes of $2.5 million in the second quarter of 2005, compared with operating income of $13.3 million in the same quarter of 2004 and $7.2 million in the first quarter of 2005. EBITDA from Wood Products decreased to $4.9 million in the second quarter of 2005, compared with $15.0 million in the second quarter of 2004 and $9.1 million in the first quarter of 2005. The second quarter 2005 results included $10.1 million of lumber import duties, compared with $10.7 million and $8.5 million of lumber import duties in the second quarter of 2004 and the first quarter of 2005, respectively. Lumber import duties incurred in the second quarter of 2005 (excluding Fort St. James) would have been higher by $2.0 million using the combined import duty rate in effect during the second quarter of 2004.

Year-to-date revenues from the Company’s Wood Products business totaled $193.2 million compared with $152.1 million in the same period in 2004. Operating income from Wood Products for the first six months of 2005 was $9.7 million compared with income of $16.4 million for the same period in 2004. EBITDA from Wood Products for the 2005 six-month period was $14.0 million compared with $20.0 million for the first six months of 2004. Lumber import duties included in the first six months of 2005 totaled $18.6 million compared with $19.6 million in the same period of 2004. Lumber import duties incurred in the first six months of 2005 (excluding Fort St. James) would have been higher by $4.7 million using the combined import duty rate in effect during the first six months of 2004.

Lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $355 per thousand board feet for the second quarter of 2005, compared with $429 per thousand board feet for the second quarter of 2004 and $391 per thousand board feet for the first quarter of 2005. The Company’s lumber sales prices averaged $409 per thousand board feet in the current quarter, a decrease of $51 per thousand board feet, or 11 percent, compared with $460 in the second quarter of last year. Compared with an average lumber sales price of $438 per thousand board feet in the first quarter of 2005, the Company’s average lumber sales price decreased $29 per thousand board feet, or seven percent, in the second quarter of 2005. Lumber sales volume increased 33 percent to 217.1 million board feet in the second quarter of 2005 from 163.2 million board feet in the same quarter of 2004, and increased 17 percent compared with 185.0 million board feet in the first quarter of 2005. Lumber sales volumes of 402.1 million board feet in the first six months of 2005 were 29 percent higher compared with 311.1 million board feet for the same period in 2004. The inclusion of the Fort St. James sawmill, acquired on April 25, 2005, increased second quarter sales volume by 32.4 million board feet. Revenues from the sale of chips, logs and other totaled $12.3 million in the second quarter of 2005, compared with $9.0 million and $11.0 million in the second quarter of 2004 and first quarter of 2005, respectively. The increase was primarily due to the inclusion of chip sales by the Fort St. James sawmill. Revenues from the sale of chips, logs and other in the first six months of 2005 totaled $23.3 million, compared to $17.4 million in the same period of 2004.

Wood Products cost of sales was $97.0 million in the second quarter of 2005, compared with $69.3 million in the same quarter of 2004, a 40 percent increase, and $83.4 million in the first quarter of 2005, a 16 percent increase. Total cost of sales comparatives were affected by the inclusion of the Fort St. James sawmill in the 2005 amounts. Per thousand board feet, the average cost of lumber sold was six percent higher in the second quarter of 2005 compared with the same quarter of 2004. Lower lumber import duty rates effective in 2005 reduced the average cost per thousand board feet of lumber sold in the second quarter of 2005 by five percent compared with the second quarter of 2004, and therefore all other costs increased 11 percent. Another significant factor affecting Wood Products cost of sales was the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate between the second quarter of 2004 and the second quarter of 2005 resulted in an approximately $4.3 million increase in Wood Products cost of sales, or a five percent increase in the average cost per thousand board feet of lumber sold in 2005. The remaining increase in the average cost of lumber sold as compared with the second quarter of 2004 primarily related to higher Canadian log costs and, to a lesser degree, higher plant production costs. Log costs were primarily affected by higher stumpage fees and lower overall lumber recovery rates due to species mix differences. In the second quarter of 2005, British Columbia stumpage fees, which are indexed with a three-month lag to lumber prices, reflected the higher lumber sales prices earlier in the year.

For the first six months of 2005, cost of sales for Wood Products was $180.4 million compared with $133.2 million in the first six months of 2004. Per thousand board feet, the average cost of lumber sold in the first six months of 2005 was five percent higher than the same period in 2004. Included in Wood Products cost of sales in the first six months of 2005 were lumber import duties of $18.6 million, compared with $19.6 million in the first six months of 2004. The change in the amount of lumber import duties included in cost of sales for the first six months of 2005 compared with the same period in 2004 decreased the average cost per thousand board feet of lumber sold in 2005 by four percent and, therefore, all other costs increased nine percent. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate between the first six months of 2004 and the first six months of 2005 resulted in an approximately $8.1 million increase in Wood Products cost of sales, or a five percent increase in the average cost per thousand board feet of lumber sold year-to-date in 2005. The remaining increase in the average cost of lumber sold related primarily to higher Canadian log costs and lower lumber recovery rates.

Lumber production totaled 227.1 million board feet in the second quarter of 2005, compared with 173.7 million board feet in the same quarter of 2004 and 185.2 million board feet in the first quarter of 2005. Lumber production totaled 412.3 million board feet in the first six months of 2005, compared with 334.9 million board feet in the same period of 2004. The year-over-year increase in production is primarily due to the inclusion of the Fort St. James sawmill acquired on April 25, 2005, which increased 2005 production by 49.0 million board feet, and to shift configuration changes and capital improvements completed in 2004 at the Company’s other Canadian sawmills.

Selling, General and Administrative Expenses, Interest and Income Taxes

Selling, general and administrative expenses (SG&A) for the second quarter and the first six months of 2005 totaled $8.6 million and $17.2 million, respectively, compared with $9.9 million and $17.5 million in the same periods of 2004, respectively. SG&A expenses in the second quarter of 2005 were $1.3 million lower than the same period of 2004. The second quarter of 2004 included $1.6 million in bad debt expense related to the significantly weakened financial position of two pulp customers and $1.3 million of employee incentive plan costs. The Company awards employee incentives only when the Company achieves certain earnings thresholds. The 2005 periods included higher costs associated with legal and other professional services, higher costs associated with the Company’s accounts receivable sales program and general increases in compensation and employee benefits.

Net interest expense for the second quarter and the first six months of 2005 totaled $5.2 million and $10.4 million, respectively, compared with $5.1 million and $10.4 million in the same periods of 2004, respectively. During 2005, the Company increased borrowings under its revolving credit lines, as reflected in the Consolidated Statement of Cash Flows, by $42.2 million and paid down other long-term debt by $2.1 million. Additional interest expense associated with higher borrowings under the revolving credit lines in 2005 was offset by lower interest expense associated with the Halsey mill financing.

The Company’s effective tax benefit rate was 33 percent and 34 percent for the second quarter and first six months of 2005, respectively, compared with a tax rate of 35 percent and 32 percent for the same periods of 2004, respectively. Effective income tax rates for interim periods are based on the current best estimate of earnings for the full year and include discreet items accounted for in the quarter. This rate is applied to year-to-date income or loss at the end of each quarter. The 2005 effective benefit tax rate is lower than the statutory federal rate primarily due to the non-deductible nature of the Canadian large corporate tax and other non-deductible items. The Company’s effective tax rate can fluctuate due to changing income levels, the mix of domestic and foreign sources of income, tax credits and other adjustments, and therefore the effective tax rate for the year 2005 is subject to change.

Liquidity and Capital Resources

The total debt to total capitalization ratio was 65 percent at June 30, 2005 compared with 59 percent at December 31, 2004. The increase in the debt ratio was primarily due to an increase in net borrowings under the Canadian revolving credit lines related to the Fort St. James acquisition. Stockholders’ equity in the first six months of 2005 decreased $13.9 million due to the net loss, dividends paid, and a reduction in other accumulated comprehensive income primarily due to the change in accumulated foreign currency translation adjustment.

Operating Activities

The Company funds its ongoing operations primarily through cash from operations and borrowings under credit facilities. The primary drivers of net cash from operations are prices the Company receives for its products, fluctuations in the Canadian to U.S. dollar exchange rate and cash deposits made on lumber imports into the United States. Net cash provided by operating activities during the first six months of 2005 was $31.3 million compared with $11.8 million in the same period of 2004. Significant changes in working capital in the first six months of 2005 were as follows: a decrease in accounts receivable of $3.1 million primarily due to lower product sales prices partially offset by higher lumber sales volumes; a decrease in inventories of $19.4 million primarily due to lower pulp and saw log inventories; an increase in prepaid and other assets of $5.1 million; an increase in accounts payable and accrued liabilities of $9.7 million; and a decrease in income taxes payable of $7.4 million. Saw log inventories generally build in the winter months due to fewer logging restrictions and are reduced in the spring and summer months. Accounts payable and accrued liabilities increased in 2005 primarily related to planned annual maintenance costs in June at the Nanaimo pulp mill and to seasonal increases in accruals for property taxes and planned major maintenance costs for the Company’s other pulp mills later in 2005. The decrease in income taxes payable was due primarily to Canadian income tax payments made.

Significant changes in working capital in the first six months of 2004 included an increase in accounts receivable of $23.1 million, primarily due to higher product sales prices, and a decrease in the amount of receivables sold under the Receivables Purchase Agreement. Inventories increased $8.9 million primarily due to higher lumber and wood chip inventories. Accounts payable and accrued liabilities increased $20.3 million from year-end 2003, primarily related to planned annual maintenance costs in June of 2004 at the Nanaimo pulp mill and to higher accruals for payroll and benefits, lumber import duties and property taxes.

Investing Activities

On April 25, 2005, the Company purchased the assets of the Fort St. James sawmill from Canadian Forest Products Ltd., a subsidiary of Canfor Corporation. The cash purchase price was $36.7 million plus the assumption of $3.4 million of liabilities, and the Company incurred direct acquisition costs of $0.8 million. The cash purchase price was funded by borrowings under the Company’s Canadian credit facilities.

The Company invested $21.0 million and $10.3 million in capital projects in the first six months of 2005 and 2004. Although the Company’s current capital spending plan for 2005 anticipates that total capital expenditures will approximate $44 million, many of the capital projects included in the plan will be at the Company’s discretion, and therefore total capital spending could be less than the planned amount. These capital projects relate primarily to facility improvements, equipment modernization, environmental compliance and energy and cost-saving projects, and include a rebuild of the planer at the Company’s Grand Forks sawmill at an estimated total cost of $14 million of which approximately $10 million will be spent ratably throughout 2005. The Company expects to finance these investments through cash generated from operations, existing cash balances, existing or future credit facilities, or other debt or equity issuances.

Financing Activities

As reflected in the Consolidated Statement of Cash Flows, net cash provided by financing activities in the first six months of 2005 was $37.7 million compared with net cash used for financing activities of $2.2 million in the first six months of 2004. Significant financing activities in the first six months of 2005 included net additional borrowings of $42.2 million under the Company’s revolving credit lines partially offset by the repayment of $2.1 million of long-term debt and the payment of common dividends.

The Company’s Board of Directors believes it desirable for the Company to issue additional common stock to improve its capital structure. The Company intends to offer common stock to the public in the future, subject to market conditions and judgments regarding optimal timing. In 2004, the Company filed, and the Securities and Exchange Commission (“SEC”) declared effective, a Registration Statement on Form S-3 (commonly known as a “shelf registration”) pursuant to which the Company was eligible, from time to time, to sell for cash to the public up to $100,000,000 of common stock, preferred stock, senior debt securities or subordinated debt securities. Due to a late Form 8-K filing by the Company in February 2005, the Company is currently ineligible to use the shelf registration, so any public offering of securities will require the filing with the SEC of a new Registration Statement on Form S-1.

In July 2005, the Company renewed its Canadian revolving bank line of credit agreement, consisting of two extendable revolving credit facilities. The agreement was increased to $180.0 million Canadian (approximately $146.1 million U.S.) and expires July 29, 2006. The maximum revolving borrowing capacity under one line totals $80.0 million Canadian (approximately $64.9 million U.S.) and converts into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $100.0 million Canadian (approximately $81.2 million U.S.) of revolving borrowing capacity and converts into a one-year term loan upon expiration of the revolving credit provisions. The lines are secured by certain inventory and accounts receivable, the Company’s Fort St. James sawmill and its Canadian pulp mills’ land and equipment. The interest rates associated with the Canadian agreements are based, at the option of the Company, on specified market rates plus a margin predetermined within the credit agreement. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio and minimum interest coverage ratio.

The Company also has a three-year revolving line of credit agreement with a U.S. bank. The agreement, expiring in March 2007, was amended in June 2005 to increase maximum revolving borrowing capacity to $35.0 million and is secured by certain accounts receivable and inventories.

In 1999 and 2001, the Company entered into sale/leasebacks of its Halsey pulp mill and the Halsey pulp mill’s chlorine dioxide facility in two transactions accounted for as financings. The lease terms end in 2012, with early repurchase options exercisable on January 2, 2007 for an aggregate repurchase price of $59.1 million. The terms of the leases provide a financial incentive for the Company to exercise the early repurchase options, and the Company has accounted for the leases as if the aggregate repurchase price is a final principal payment due on January 2, 2007. Accordingly, the Company expects to refinance these leases at the end of 2006. The leases contain certain restrictive covenants, including a maximum leverage ratio, a minimum net worth requirement and a fixed charge coverage ratio or cash requirement.

As of June 30, 2005, the Company had borrowing capacity under its revolving lines of credit and restrictive covenant requirements of approximately $73.6 million. The Company was in compliance with its debt covenants, including maximum leverage ratios, net worth tests, minimum interest coverage ratios and minimum liquidity amounts at June 30, 2005. The debt agreements related to the Company’s 8 3/8% debentures and senior notes do not contain any financial covenants. The Company’s ability to borrow additional amounts under its revolving lines of credit at a particular point in time is subject to the amount of cash on hand, the availability of adequate collateral, letters of credit outstanding and compliance with existing financial covenants.

Under the Company’s Halsey pulp mill leases, a more restrictive maximum leverage requirement will be effective on December 31, 2005. Under those leases, the maximum leverage covenant is tested at the end of each year and is based on total debt as a percentage of total adjusted capitalization, where total adjusted capitalization equals total debt plus stockholders’ equity adjusted to eliminate any accumulated foreign currency translation adjustment. The covenant requirement under the leases as of December 31, 2005 is a maximum leverage ratio of 62.5%. The Company’s leverage ratio at June 30, 2005 exceeded this more restrictive year-end leverage covenant. The Company is also subject to a quarterly minimum net worth (as defined) covenant under the Halsey leases that it was in marginal compliance with at June 30, 2005. The Company intends to maintain continued compliance with these covenants through completion of the Company’s intended public offering of common stock, which is subject to market conditions, and/or renegotiation of the covenants or other actions.

On May 26, 2005, Moody’s Investor Service downgraded the Company’s senior unsecured debt from Ba3 with a stable outlook to B1, with the Company remaining under review for possible downgrade. On June 9, 2005, Standard & Poor’s Rating Services lowered its rating for the Company’s corporate and senior unsecured debt from BB to BB- and placed the Company on credit watch with negative implications. The moves reflect the Company’s current high debt level, negative uncertainty concerning product prices, ongoing cost pressures and the stronger Canadian dollar.

The Company expects to meet its future cash requirements through a combination of cash generated from operations, existing cash balances and existing or future revolving credit facilities, sale of assets, if any, and other debt or equity issuances. The Company cannot assure, however, that its business will generate sufficient cash flow from operations or that it will be in compliance with the financial covenants of its debt agreements and leases so that future borrowings thereunder will be available to the Company. The Company’s ability to fund its operations is primarily dependent upon its future financial performance, which will be affected by general economic, competitive and other factors, including those discussed below under “Cautionary Language Regarding Forward-Looking Statements,” many of which are beyond the Company’s control.

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

Exchange Rate Fluctuations

Although the Company’s sales are made primarily in U.S. dollars, the majority of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, adversely affect the Company’s results of operations and cash flows. A substantial portion of the Company’s pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects the Company’s customers’ ability to pay and the Company’s relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on the Company’s business, financial condition and results of operation. For example, a change in the Canadian to U.S. dollar translation rate from 0.80 to 0.81 would decrease pre-tax income as measured in U.S. dollars by an estimated $6.0 million on an annual basis.

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

The Company’s Nanaimo pulp mill’s long-term fiber supply agreement with Weyerhaeuser was assumed by Cascadia Forest Products LTD (Cascadia), a wholly-owned subsidiary of Brascan Corporation, in May 2005, concurrent with the sale of Weyerhaeuser’s coastal sawmill and timberlands. The contract allows the Company to acquire 1.7 million cubic meters of fiber per year through 2019. The Company’s Mackenzie pulp mill purchases approximately 70 percent of its fiber requirements from sawmills also located in Mackenzie, British Columbia and operated by Canfor. Fiber is purchased at market or at prices determined under a formula intended to reflect market value of the fiber. The failure by Cascadia or Canfor to produce the required fiber pursuant to these contracts could have a material adverse effect on the Company as a whole. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Cascadia and Canfor. There can be no assurance that the Company will be able to obtain an adequate supply of softwood fiber for its pulp operations.

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including the Company, will be required to return 20 percent of their replaceable tenure to the Crown. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. As a result, the Company anticipates its historical mix of approximately 70 percent tenure acquired logs and 30 percent open market log purchases to shift to a mix of 55 percent tenure acquired logs and 45 percent open market log purchases. The Minister of Forests has three years from March 31, 2003 to determine reductions to a licensee’s AAC. The Company expects to have harvest levels reduced by 177,000 cubic meters at the end of 2005 and a further 22,000 cubic meters in 2006.

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

Capital Requirements

The Company’s businesses are capital intensive, and the Company regularly incurs capital expenditures to expand its operations, maintain its equipment, increase its operating efficiency and comply with environmental laws. The Company’s total capital expenditures were approximately $25.2 million in 2004, and the Company expects to spend approximately $44 million on capital expenditures during 2005. The Company anticipates its available cash resources and cash generated from operations will be sufficient to fund operating needs and capital expenditures for at least the next year. However, if the Company requires additional funds, it may not be able to obtain them on favorable terms, or at all. In addition, the Company’s debt service obligations reduce its available cash flows. If the Company cannot maintain or upgrade its equipment or ensure environmental compliance, the Company could be required to cease or curtail some of its manufacturing operations, or it may become unable to manufacture products that can compete effectively in one or more of its markets.

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

Net Operating Loss Tax Asset

Management believes that it is more likely than not that the Company will have sufficient future U.S. taxable income to realize its net operating loss deferred tax asset. In making this assessment, the Company has considered the ability to utilize certain tax planning strategies if a net operating loss carryover were to otherwise expire unused. The realization of the deferred tax asset is not assured and could be reduced in the future if estimates of future taxable income during the carryforward period are reduced or the estimated benefits realizable from tax planning strategies are reduced. The Company’s ability to record tax benefits in full or in part on future U. S. net operating losses is also not assured.

Financial Leverage

The Company’s total debt as a percentage of total capitalization at June 30, 2005 was 65 percent. This leverage, or higher leverage if the Company were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Higher levels of leverage may require a substantial portion of the cash flow from operations to satisfy debt service requirements, thereby reducing the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. Higher leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

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

Labor Relations

Approximately 80 percent of the Company’s employees are paid on an hourly basis and most of these employees are covered under collective bargaining agreements. The Company’s collective bargaining agreement covering approximately 130 employees at the Halsey pulp mill expired in January 2005 and negotiations for a new contract are in process. If the Company were unable to reach agreement on the terms of any collective bargaining agreement with any group of its employees, the Company could be subject to work slowdowns or stoppages.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for interest rates relates primarily to short- and long-term debt. The Company’s investment in marketable securities at June 30, 2005 and December 31, 2004 was not significant. The Company’s debt is primarily fixed rate with 27 percent of total debt at variable rates at June 30, 2005, and therefore, net income is not materially affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company’s net investment in Canadian operations. The Company’s net investment in Canadian subsidiaries is not hedged. The net assets of Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $220.4 million at June 30, 2005. The potential change in fair value resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $22.0 million at June 30, 2005. Any gain or loss in fair value would be reflected as a cumulative foreign currency translation adjustment. The change in fair value would not affect cash flows or reported net income or loss of the Company, but would increase or decrease accumulated other comprehensive income which is a component of stockholders’ equity.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries. The Company periodically uses foreign exchange contracts to manage a portion of its exposure to foreign currency transactions. The notional value of foreign currency exchange contracts outstanding at June 30, 2005 and December 31, 2004 was $38.0 million and $31.0 million, respectively.

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

As of June 30, 2005, the Company had contracts outstanding to fix the price of natural gas purchases representing approximately 27 percent of its third quarter 2005 anticipated natural gas usage for its pulp mills. The Company’s forward purchase contracts for electricity and natural gas generally cover periods of twelve months or less. The Company buys forward 100 percent of its electricity requirements for its Halsey pulp mill, and at June 30, 2005, had purchased forward electricity through September 2005, of which 50 percent was at market indexed prices.

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

Change in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 8. “Legal Matters and Contingencies” of the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 5, 2005. The following members were elected to the Company’s Board of Directors to hold office for three-year terms expiring in 2008.

Nominee	In Favor	Withheld
Lionel G. Dodd	13,418,017 (91.3)%	1,284,974 (8.7)%
Kenneth G. Hanna	13,510,803 (91.9)%	1,192,188 (8.1)%

Additionally, the following directors were elected in previous years to three-year terms on the Company’s Board of Directors and will continue their terms of office: Gordon P. Andrews; David J. Barram; Charles Crocker; Michael Flannery; Robert G. Funari; Peter T. Pope.

The shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20 million shares to 30 million shares, with 13,709,033 votes cast for and 714,940 votes cast against, and 279,017 abstentions and 1 broker non-vote.

The shareholders approved amendments to the Company’s Employee Stock Option Plan to authorize 750,000 additional shares of common stock for issuance under the plan, to re-name the plan and to make certain other amendments to the plan, with 7,390,536 votes cast for and 4,832,320 votes cast against, and 127,350 abstentions and 2,352,785 broker non-votes.

The shareholders ratified the appointment of KPMG LLP as the Company’s independent auditor for 2005 with 14,621,266 votes cast for and 37,110 votes cast against, and 16,614 abstentions and 28,001 broker non-votes.

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

POPE & TALBOT, INC.
Registrant

Date: July 27, 2005	/s/ Richard K. Atkinson
Richard K. Atkinson
Vice President and
Chief Financial Officer