Form 10-Q
period 2005-09-30
POPE & TALBOT INC /DE/
filed 2005-11-03
CIK 311871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Common stock, $1 par value – 16,308,693 shares as of September 30, 2005.

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
	(thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,041	$7,927
Accounts receivable (less allowance of $5,873 at September 30, 2005 and $5,971 at December 31, 2004)	69,645	59,982
Inventories	132,375	129,526
Prepaid expenses	11,450	5,950
Deferred income taxes	7,890	7,856

Total current assets	227,401	211,241
Properties:
Plant and equipment	796,913	737,011
Accumulated depreciation	(432,788)	(405,714)

	364,125	331,297
Land and timber cutting rights	19,902	8,741

Total properties, net	384,027	340,038
Other assets:
Deferred income taxes, net	3,217	—
Prepaid pension costs	10,705	8,992
Other	9,656	10,356

Total other assets	23,578	19,348

	$635,006	$570,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$63,974	$5,605
Accounts payable	74,760	56,536
Accrued payroll and related taxes	23,468	24,137
Income taxes payable	332	7,657
Other accrued liabilities	28,536	18,955

Total current liabilities	191,070	112,890
Long-term liabilities:
Long-term debt, net of current portion	228,539	229,634
Deferred income tax liability, net	—	2,522
Postretirement benefits	50,086	46,611
Other long-term liabilities	17,942	15,336

Total long-term liabilities	296,567	294,103
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	17,208	17,208
Additional paid-in capital	66,380	66,573
Retained earnings	64,744	85,109
Common stock held in treasury, at cost	(13,923)	(14,693)
Accumulated other comprehensive income, net of tax:
Cumulative translation adjustment	17,652	14,129
Other	(4,692)	(4,692)

	12,960	9,437

Total stockholders’ equity	147,369	163,634

	$635,006	$570,627

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(thousands except per share)
Revenues:
Pulp	$104,833	$104,583	$320,936	$323,322
Wood Products
Lumber	95,946	84,192	265,803	218,931
Chips, logs and other	11,957	10,369	35,300	27,770

	107,903	94,561	301,103	246,701

Total revenues	212,736	199,144	622,039	570,023
Costs and expenses:
Pulp cost of sales	106,144	97,877	319,138	298,964
Wood Products cost of sales	108,018	76,889	288,403	210,059
Selling, general and administrative	10,123	7,803	27,312	25,276

	224,285	182,569	634,853	534,299

Operating income (loss)	(11,549)	16,575	(12,814)	35,724
Interest expense, net	(5,458)	(4,985)	(15,820)	(15,385)

Income (loss) before income taxes	(17,007)	11,590	(28,634)	20,339
Income tax provision (benefit)	(8,185)	3,815	(12,179)	6,633

Net income (loss)	$(8,822)	$7,775	$(16,455)	$13,706

Net income (loss) per share:
Basic	$(0.54)	$0.49	$(1.02)	$0.87

Diluted	$(0.54)	$0.48	$(1.02)	$0.86

Weighted average shares of common stock outstanding:
Basic	16,226	16,021	16,202	15,805
Diluted	16,226	16,263	16,202	16,026

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2005	2004
	(thousands)
Cash flow from operating activities:
Net income (loss)	$(16,455)	$13,706
Noncash charges (credits):
Depreciation and amortization	27,722	28,623
Gain on sale of property and equipment	(764)	(307)
Deferred tax provision	(9,787)	(2,511)
Bad debt expense	(98)	1,928
Stock compensation	377	131
Decrease (increase) in working capital:
Accounts receivable	(6,336)	(8,043)
Inventories	10,845	(20,594)
Prepaid expenses and other assets	(5,082)	(3,496)
Accounts payable and accrued liabilities	22,434	22,028
Income taxes payable	(7,249)	12,467
Other, net	2,376	(507)

Net cash provided by operating activities	17,983	43,425
Cash flow from investing activities:
Proceeds from maturities of short-term investments	—	101
Restricted cash	—	5,000
Capital expenditures	(31,905)	(18,122)
Acquisition of sawmill	(37,546)	—
Proceeds from sale of properties and equipment	145	338

Net cash used for investing activities	(69,306)	(12,683)
Cash flow from financing activities:
Net borrowings (repayments) under revolving credit lines	57,750	(18,969)
Repayment of long-term debt	(4,520)	(4,049)
Exercise of stock options	244	6,889
Cash dividends	(3,910)	(3,801)

Net cash provided by (used for) financing activities	49,564	(19,930)
Effect of exchange rate on cash	(127)	900

Increase (decrease) in cash and cash equivalents	(1,886)	11,712
Cash and cash equivalents at beginning of period	7,927	4,082

Cash and cash equivalents at end of period	$6,041	$15,794

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed in the Notes to Condensed Consolidated Financial Statements) considered necessary for a fair presentation have been included. Effective income tax rates for interim periods are based on the current best estimate of taxable earnings or loss for the full year; this rate is applied to year-to-date income or loss at the end of each quarter. The tax provision (benefit) for interim periods also includes discrete items accounted for in the quarter. Results for the first nine months of the year may not necessarily be indicative of the results that may be expected for the full year.

The condensed balance sheet at December 31, 2004 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications have been made to the prior year’s data to conform to the current year’s presentation. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which amends the guidance on inventory pricing in Accounting Research Bulletin No. 43. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. It requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement apply to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company intends to implement this Statement effective January 1, 2006 and does not expect that this Statement will have a significant effect on its financial position, results of operations or cash flows.

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

All public companies are required to adopt Statement 123(R) on the effective date using a modified version of prospective application. This approach requires application of the Statement to all new awards and awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for awards that are outstanding as of the effective date and for which service has not been rendered are required to be recognized as service is rendered on or after the effective date. The compensation cost for these awards is based on the grant-date fair value of the awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. Prior to the effective date of this Statement, companies may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company intends to implement this Statement as of January 1, 2006 and is currently evaluating the effect that SFAS No. 123(R) will have on its financial position, results of operations and cash flows when this Statement is adopted.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within a company’s control. A liability is required to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 clarifies when there is sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company intends to implement FIN 47 in the fourth quarter of 2005 and is currently evaluating the effect that this interpretation will have on its financial position, results of operations or cash flows.

2.	Net Income (Loss) Per Share

Earnings (loss) per share

The computation of basic earnings per share is based on net income or loss and the weighted average number of common shares outstanding during each period. For the three and nine month periods ended September 30, 2005, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. In addition to restricted shares, certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.25 to $21.06 per share in 2005 and from $18.73 to $21.06 per share in 2004, averaged 1,066,000 and 25,000 for the three months ended September 30, 2005 and 2004, respectively, and 1,059,000 and 32,000 for the nine months ended September 30, 2005 and 2004, respectively. Restricted shares not included in the computation of diluted loss per share averaged 96,000 and 75,000 for the three- and nine-month periods ended September 30, 2005.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(thousands except per share)
Net income (loss), as reported	$(8,822)	$7,775	$(16,455)	$13,706
Stock-based employee compensation expense included in net income (loss), net of related tax effects	107	27	245	68
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(389)	(183)	(854)	(599)

Pro forma net income (loss)	$(9,104)	$7,619	$(17,064)	$13,175

Basic net income (loss) per share:
As reported	$(0.54)	$0.49	$(1.02)	$0.87
Pro forma	(0.56)	0.48	(1.05)	0.83
Diluted net income (loss) per share:
As reported	$(0.54)	$0.48	$(1.02)	$0.86
Pro forma	(0.56)	0.47	(1.05)	0.82

The Company has followed the practice of using treasury stock to fulfill its obligations under its stock option plans. When treasury stock is issued pursuant to a stock option exercise, the difference between the exercise price and the cost of treasury shares is recorded as an increase or decrease to additional paid-in capital.

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

The Company has entered into a Receivable Purchase Agreement with a financial institution to sell at its option qualifying accounts receivable on a revolving basis. The agreement provides for the sale of up to $35 million of qualifying accounts receivable. At September 30, 2005 and December 31, 2004, $27.7 million and $33.4 million, respectively, of sold accounts receivable were excluded from accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The proceeds available under this program are subject to change based on the level of eligible receivables and restrictions on the concentrations of receivables. The Company remains the collection agent for the accounts receivable provided that it is in compliance with the agreement’s covenants. The Company receives adequate compensation for these services, therefore no servicing asset or obligation has been recorded. The Company is obligated to indemnify the financial institution against any losses on collection of sold receivables, and has collateralized this indemnity obligation with $10 million of other accounts receivable. The costs under this program vary based on changes in interest rates (LIBOR) and are included in selling, general and administrative expenses.

4.	Inventories

	September 30, 2005	December 31, 2004
	(thousands)
Lumber	$28,522	$23,135
Pulp	38,963	39,553
Saw logs	24,857	30,471
Pulp logs, chips and sawdust	14,713	14,056
Chemicals and supplies	26,723	23,830
LIFO reserve	(1,403)	(1,519)

	$132,375	$129,526

Interim LIFO calculations require the estimation of the Company’s year-end inventory quantities and costs. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year. The portion of inventories determined using the last-in, first-out (LIFO) method are reflected in the above table at an aggregate of $23.6 million and $25.7 million using the average cost method at September 30, 2005 and December 31, 2004, respectively.

5.	Income Taxes

The Company’s effective tax benefit rate for the year 2005 is currently projected to be approximately 35 percent, excluding discrete items recognized in the third quarter as discussed below. This rate was applied to the year-to-date loss as of September 30, 2005. The benefit rate is slightly lower than the statutory rates in Canada and the U.S. primarily due to the non-deductible nature of the Canadian large corporate tax and other non-deductible items. Including the discrete items described below, the effective tax benefit rate for the third quarter was 48 percent and 43 percent year-to-date, compared with a tax expense rate of 33 percent for the same periods of 2004. The Company’s effective tax rate can fluctuate due to changing income levels, the mix of domestic and foreign sources of income, tax credits and other adjustments, and therefore the effective tax rate for the year 2005 is subject to change.

The Company recognized two discrete items in the third quarter. The most significant item was recognition of Canadian research and experimentation tax credits totaling $2.5 million U.S. In the third quarter of 2005, the Company reached agreement with the Canadian Revenue Agency regarding certain qualifying expenditures and computation methodology of these credits. The second discrete item was the establishment of a $260,000 valuation allowance against state tax net operating loss carryforwards. The need for a valuation allowance in the third quarter was due primarily to a tax law change in the State of Oregon apportionment factors effective for 2006 and thereafter.

Management believes that the Company will have sufficient future U.S. taxable income from operations and tax planning strategies to make it more likely than not that the net operating loss deferred tax asset will be realized. In making this assessment, management has considered the cyclical nature of its businesses, the likelihood of having sufficient future Canadian taxable income, the relatively long expiration period of net operating losses and the ability to utilize certain tax planning strategies, including the potential sale of assets, if a net operating loss were to otherwise expire. The realization of the asset is not assured and could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

6.	Debt

Revolving Credit Facilities

In July 2005, the Company renewed its Canadian revolving bank line of credit agreement, consisting of two extendable revolving credit facilities. The agreement was increased to $180.0 million Canadian (approximately $154.1 million U.S.) and expires on July 29, 2006. The maximum revolving borrowing capacity under one line totals $80.0 million Canadian (approximately $68.5 million U.S.) and converts into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $100.0 million Canadian (approximately $85.6 million U.S.) of revolving borrowing capacity and converts into a one-year term loan upon expiration of the revolving credit provisions. The lines are secured by certain inventory and accounts receivable, the Company’s Fort St. James sawmill and its Canadian pulp mills’ land and equipment. Borrowings are at the lenders’ bankers’ acceptance rates plus a spread or other such interest rates mutually agreed upon between the Company and lenders. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio and minimum interest coverage ratio.

The Company also has a three-year revolving line of credit agreement with a U.S. lender. The agreement, expiring in March 2007, was amended in June 2005 to increase maximum revolving borrowing capacity to $35.0 million and is secured by certain accounts receivable and inventories. The interest rate associated with the U.S. revolving credit agreement is based on the lenders’ prime rate plus a spread or other such interest rates mutually agreed upon between the Company and the lender plus a margin based on the Company’s debt ratio (as defined). The agreement contains financial covenants, including maximum leverage ratios, net worth tests and maximum capital expenditures.

The Company’s ability to borrow additional amounts under its revolving lines of credit at a particular point in time is subject to the amount of cash on hand, the availability of adequate collateral, letters of credit outstanding and compliance with existing financial covenants.

Halsey Pulp Mill Lease Financing

In 1999 and 2001, the Company entered into sale/leasebacks of its Halsey pulp mill and the Halsey pulp mill’s chlorine dioxide facility in two transactions accounted for as financings. The lease terms end in 2012, with early repurchase options exercisable on January 2, 2007 for an aggregate repurchase price of $59.1 million. The terms of the leases provide a financial incentive for the Company to exercise the early repurchase options, and the Company has accounted for the leases as if the aggregate repurchase price is a final principal payment due on January 2, 2007. The lease documents contain certain financial covenants, including a maximum leverage ratio, a minimum net worth requirement and a fixed charge coverage ratio or liquidity requirement. The current versions of the financial covenants are set forth in the Amendment dated December 13, 2002 previously filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

On September 30, 2005, the Company entered into two letter agreements with the other parties to its Halsey pulp mill leases pursuant to which the other parties waived compliance with certain financial covenants in the lease documents as of and for the period ending September 30, 2005. In both letter agreements, the Company agreed that it would comply with the waived covenants as of October 31, 2005. On October 31, 2005, the Company again entered into letter agreements pursuant to which the other parties to the Halsey leases waived the compliance with covenants as of October 31, 2005 required by the earlier letter agreements. Accordingly, compliance with financial covenants in the Halsey pulp mill leases is next required as of and for the period ending December 31, 2005. On October 31, 2005, as a condition to the waivers, the Company provided a $7.0 million letter of credit issued under its U.S. revolving credit agreement to further secure its future payment obligations under the Halsey leases.

The above letter agreements waived compliance as of September 30, 2005 (and then October 31, 2005) with the covenants requiring maintenance of (a) either a fixed charge coverage ratio or a minimum liquidity level and (b) minimum Adjusted Net Worth (stockholders’ equity less cumulative translation adjustment) of at least $139.5 million. Compliance with the maximum leverage covenant was not required as of September 30, 2005 and therefore was not waived. As of September 30, 2005, the Company’s Adjusted Net Worth was $129.7 million and the Company therefore did not meet the Adjusted Net Worth standard; however, the Company did meet the minimum liquidity alternative of the fixed charge coverage or minimum liquidity standard.

The maximum leverage covenant under the lease documents is tested at the end of each year and is based on total debt as a percentage of total adjusted capitalization, where total adjusted capitalization equals total debt plus Adjusted Net Worth. The covenant requirement under the leases as of December 31, 2005 is a maximum leverage ratio of 62.5%. The Company’s leverage ratio at September 30, 2005 was 69.3% and therefore exceeded the year-end leverage standard. The Company does not currently expect to be in compliance with either the Adjusted Net Worth covenant or the maximum leverage covenant at December 31, 2005, and therefore expects to continue discussions with the other parties to the Halsey leases for a further waiver or amendment of the covenants or some other negotiated resolution. At September 30, 2005, the Company has classified debt related to these leases as current liabilities pending the ultimate resolution of the waiver negotiations.

7.	Pension and Other Postretirement Plans

The Company’s postretirement plans consist principally of noncontributory defined-benefit pension plans and postretirement medical and life insurance plans. The Company also provides defined contribution plans in the U.S. and Canada. The pension plans include plans administered by the Company and contributions to multi-employer plans administered by various unions. The components of net periodic benefit cost related to Company administered plans for the three- and nine-month periods ended September 30 were as follows:

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(thousands)
Components of net periodic benefit cost:
Service cost	$862	$768	$2,559	$2,342
Interest cost	1,740	1,585	5,169	4,756
Expected return on plan assets	(1,853)	(1,595)	(5,514)	(4,810)
Amortzation of prior service cost	58	54	173	161
Amortzation of transition amounts	(2)	(2)	(7)	(8)
Amortization of net actuarial loss	294	249	873	670

Net periodic benefit cost	$1,099	$1,059	$3,253	$3,111

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(thousands)
Components of net periodic benefit cost:
Service cost	$380	$290	$1,054	$862
Interest cost	787	578	2,196	1,720
Amortization of prior service cost	(15)	(14)	(45)	(42)
Amortization of net actuarial loss	320	194	872	561

Net periodic benefit cost	$1,472	$1,048	$4,077	$3,101

In the third quarter of 2005, the Company made a discretionary $1.5 million cash contribution to its U.S. pension plan and does not anticipate any additional contributions to its U.S. plan in 2005. The Company also expects to make contributions totaling approximately $4.6 million to its Canadian pension plans during 2005.

8.	Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(thousands)
Net income (loss)	$(8,822)	$7,775	$(16,455)	$13,706
Other comprehensive income (loss):
Foreign currency translation	7,605	10,506	3,523	3,442

Total comprehensive income (loss)	$(1,217)	$18,281	$(12,932)	$17,148

9.	Segment Information

The Company classifies its business into two operating segments: pulp and wood products. A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(thousands)
Revenues:
Pulp	$104,833	$104,583	$320,936	$323,322
Wood Products
Lumber	95,946	84,192	265,803	218,931
Chips, logs and other	11,957	10,369	35,300	27,770

	107,903	94,561	301,103	246,701

	$212,736	$199,144	$622,039	$570,023

Income (loss) before income taxes:
Pulp	$(3,915)	$4,281	$(6,183)	$14,795
Wood Products	(1,561)	16,398	8,119	32,841
General Corporate	(6,073)	(4,104)	(14,750)	(11,912)

Total operating income (loss)	(11,549)	16,575	(12,814)	35,724
Interest expense, net	(5,458)	(4,985)	(15,820)	(15,385)

	$(17,007)	$11,590	$(28,634)	$20,339

In 2005, the Company changed its method of allocating indirect costs of centralized information services to the Pulp and Wood Products segments and has reclassified the prior period amounts to be consistent with the current period presentation.

10.	Legal Matters and Contingencies

Litigation

The Company is a party to legal proceedings and environmental matters generally incidental to the business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables, the Company currently believes that adequate liabilities have been recorded for probable losses when the amount could be reasonably determined. The Company regularly monitors its exposure to legal and environmental loss contingencies and, as additional information becomes available, the Company’s estimates may change.

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

As a result of the ITC and DOC rulings, on May 22, 2002, the Company began expensing and making cash deposits of import duties at the combined 27.22 percent deposit rate, and incurred duties of $14.1 million in the balance of 2002. The Company continued to incur import duties in 2003 and for nearly all of 2004 at the 27.22 percent deposit rate, and its results included duty costs of $29.4 million in 2003 and $42.3 million in 2004 (including $13.0 million and $32.6 million in 2004 in the third quarter and year-to-date, respectively). In the third quarter and year-to-date of 2005, the Company incurred duties of $10.4 million and $29.0 million, respectively. Accordingly, the Company has made total cash deposits of $114.8 million with respect to lumber imported into the U.S. from May 22, 2002 to September 30, 2005.

The rulings of the ITC and the DOC have been appealed by Canadian authorities to panels under the North American Free Trade Agreement (NAFTA) and of the World Trade Organization (WTO). In August 2004, a NAFTA panel ruled for the third time that the ITC’s determination of a “threat of material injury” from subsidized and dumped imports of Canadian softwood lumber was not supported by substantial evidence, and this time remanded the case to the ITC with explicit instructions to issue a final determination consistent with the panel’s findings. In September 2004, the ITC complied with the NAFTA panel’s order and issued a final decision “that the U.S. softwood industry is not threatened with material injury by reason of subject imports from Canada.” In so doing, the ITC stated for the record that it believed that the NAFTA panel had exceeded its authority, violated NAFTA, seriously departed from fundamental rules of procedure, and committed legal error. In November 2004, the United States government filed an appeal of this final decision with the Extraordinary Challenge Committee (ECC) provided for under NAFTA, and on August 11, 2005, the ECC upheld the NAFTA panel ruling. This decision should have had the effect of invalidating the duties on Canadian softwood lumber and requiring the refund of all duties deposited to date; however, the United States continues to dispute the applicability of this decision and Canada has filed another lawsuit in the U.S. Court of International Trade challenging the United States’ position.

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

In December 2004, the DOC determined the CVD rate to be 17.18 percent and the ADD rate applicable to the Company to be 4.03 percent (or a 21.21 percent combined rate) for the first administrative review periods. This new rate was effective for cash deposits on Company shipments beginning on December 20, 2004. On January 24, 2005, the DOC further reduced the ADD rate applicable to the Company to 3.78 percent, and on February 24, 2005, the DOC further reduced the CVD rate to 16.37 percent, resulting in a current combined cash deposit rate for the Company of 20.15 percent. Cash deposits paid by the Company on lumber imports during the first administrative review periods totaled $4.8 million in excess of the duties payable at the new rates determined for these periods. The Canadian government has appealed the CVD determination to a NAFTA dispute settlement panel with U.S. industry and trade groups having appealed the ADD determination to the U.S. Court of International Trade. While the appeals are pending, no refunds of excess CVD or ADD payments will be made. The appeal process is likely to take at least two years from initiation to completion. Given the uncertainties of the appeal process and ultimate payment of refunds, the Company has not recorded a receivable for any potential refunds of duties paid.

In June 2005, the DOC preliminarily determined the CVD rate to be 8.18 percent and the ADD rate applicable to the Company to be 2.44 percent (or a 10.62 percent combined rate) for the second administrative review periods, consisting of the period from April 1, 2003 to March 31, 2004 for the CVD and May 1, 2003 through April 30, 2004 for the ADD. This preliminary determination has no immediate effect and the cash deposit rate will not change until a final determination is issued, currently anticipated in the fourth quarter of 2005. Although the preliminary rates in the second administrative reviews are substantially lower than the current deposit rates, as of this time, the Company cannot determine whether the final rates will be higher or lower than the preliminary rates.

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

Because the first 200,000 cubic meters of annual allowable cut (AAC) are not subject to reduction, the timber take-back is expected to result in a reduction of approximately 199,000 cubic meters, or 16 percent, of the Company’s previously existing AAC. The timber tenure recently acquired with the Fort St. James sawmill has already been reduced under the Plan and is not subject to further reduction. The Minister of Forests has until March 31, 2006 to determine reductions to a licensee’s AAC. The Company has worked with the Crown on identifying specific areas designated for the take-back and compensation discussions are under way. The Company expects to have harvest levels reduced by 177,000 cubic meters at the beginning of 2006 and a further 22,000 cubic meters at the beginning of 2007, and expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. The Company expects to receive compensation in the range of $3.4 million to $4.3 million ($4.0 million to $5.0 million Canadian) upon completion of negotiations with the Crown, and will record a receivable for this compensation when agreement is reached, currently expected in the fourth quarter of 2005.

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

Environmental Matters

The Company is currently participating in the investigation and environmental remediation of several sites where the Company currently conducts or previously conducted business. The ultimate costs to the Company for the investigation, remediation and monitoring of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. When the estimate of a probable loss is a range and no estimate within the range is better than another, the Company accrues the minimum amount in the range. As additional information becomes available, the Company’s estimates may change. Remediation costs incurred are charged against the recorded liabilities, and the Company has assumed it will bear the entire cost of remediation at these sites.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site sediments and surrounding area at Port Gamble, Washington. WDOE requested that the Company perform an investigation of sediments in the bay adjacent to the mill site to determine the extent of wood waste accumulation. Remediation dredging was completed in 2003 as part of the sediment clean up action plan submitted to WDOE. The Company received approval of its remediation plan from WDOE in April 2004 and submitted a sediment baseline study in October 2004. The sediment baseline study indicated the site was approximately 80 percent recovered to-date. In November 2004, the Company received a request from WDOE to perform additional study and analysis of the mill site sediments. The Company has submitted a rebuttal to WDOE’s request for further study. The liability balance for this site was $0.4 million and $0.5 million at September 30, 2005 and December 31, 2004, respectively, primarily for ongoing sampling and future monitoring costs related to the approved clean up action plan. The Company expects to incur monitoring costs through 2014.

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

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment basin at the Mackenzie pulp mill, to remediate the basin. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company has worked with British Columbia’s Ministry of Land, Water and Air Protection to develop an appropriate remediation strategy. The Company performed site testing and a series of partial basin dredges in 2003 and extensive dredging in 2004 and in 2005, resulting in a reduction in basin water contamination to acceptable levels. The liability balance was $0.7 million and $1.0 million at September 30, 2005 and December 31, 2004, respectively, representing the estimated cost of removing the remaining sources of water contamination at this site. The Company expects to incur the remaining costs associated with this basin in 2006.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens, Oregon, required further investigation. The Company is currently participating in the investigation phase of this site and completed additional bioassay and sediment testing and site analysis in 2004 and 2005. The remediation liability balance was $3.6 million and $3.7 million at September 30, 2005 and December 31, 2004, respectively, representing the low end of the range of estimated future remediation and monitoring costs at this site. The liability is for the estimated costs of soil, sediment and groundwater remediation and post-remediation monitoring costs, and is based on the Company’s preliminary assessment of the nature and extent of site contamination and remediation methodology. The Company expects to complete its sediment evaluation and establish site remedial action goals with ODEQ in 2006. If additional site testing results are unfavorable or if ODEQ requires more extensive remediation or monitoring for any other reason, it is reasonably possible that up to $3.9 million of additional remediation and monitoring costs could be incurred based on currently available information and analysis. The Company currently expects the majority of the remediation costs to be incurred in 2007 and 2008, with post-remediation monitoring costs to begin in 2009 and to continue for 20 years.

Labor Relations

Most of the Company’s hourly employees are covered under collective bargaining agreements. In the third quarter of 2005, a new collective bargaining agreement for the Halsey pulp mill was ratified covering approximately 130 employees. Expiring May 31, 2008, the new contract provides for wage increases totaling 7.5 percent over a three-year term and certain increases in pension and other benefits.

11.	Acquisition

On April 25, 2005, the Company acquired the assets of the Fort St. James sawmill from Canadian Forest Products Ltd., a subsidiary of Canfor Corporation, in a transaction accounted for as a purchase. The cash purchase price was $36.7 million plus the assumption of $3.4 million of liabilities, and the Company incurred direct acquisition costs of $0.8 million. The cash purchase price was funded by borrowings under the Company’s Canadian credit facilities. The acquired assets include timber harvesting rights on lands owned by the Province of British Columbia providing an annual allowable cut of 640,000 cubic meters. The Fort St. James sawmill is located in the northern interior of British Columbia and has an annual capacity of approximately 250 million board feet of spruce, pine, fir (SPF) lumber production. The mill’s production is complementary to the Company’s existing lumber mills, its geographic location diversified the Company’s resource base, and the associated timber tenures significantly increased the Company’s timber base. The results of Fort St. James are included in the consolidated financial statements of the Company from the date of purchase.

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

Inventories	$11,552
Plant and equipment	19,651
Timber cutting rights	9,833
Other assets	194
Reforestation liabilities	(2,598)
Other liabilities	(781)

Estimated fair value of net assets acquired	$37,851

The following unaudited pro forma information for the periods set forth below give effect to the transaction as if it had occurred as of the beginning of each respective year after giving effect to certain adjustments. The pro forma information is not necessarily indicative of what the actual operating results would have been had the transaction occurred on the date indicated and does not purport to indicate future results of operations. In addition, the pro forma information below does not reflect any cost savings or other synergies resulting from the transaction.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(thousands, except per share)
Revenue	$212,736	$226,500	$649,608	$647,183
Net income (loss)	(8,822)	11,891	(15,892)	21,873
Basic net income (loss) per share	(0.54)	0.74	(0.98)	1.38
Diluted net income (loss) per share	(0.54)	0.73	(0.98)	1.36

12.	Subsequent Events

Boundary Sawmill Rationalization

On October 28, 2005, the Company announced its plan to permanently close its sawmill facility in Midway, British Columbia (B.C.) at the end of the first quarter of 2006. The Midway sawmill is located 35 miles from the Company’s Grand Forks sawmill, and the two mills obtain their log supplies primarily from the Boundary timber supply area. The Company has been modernizing and upgrading its Grand Forks sawmill, which will have approximately 255 million board feet of annual production capacity after the mill upgrade is completed, about the time of the Midway sawmill closure. The Midway and Grand Forks sawmills, which are included in the Wood Products segment, together produced between 250-260 million board feet in 2002 and 2003, 313 million board feet in 2004 and 256 million board feet through three quarters of 2005. The Company believes that the production levels from 2002 and 2003 are more consistent with the long-term available timber supply in the local area. Accordingly, the Midway closure and upgrade to the Grand Forks sawmill is intended to balance the available timber supply, rationalize future capital investments in the southern interior of B.C., and reduce average lumber production costs at the Grand Forks sawmill. The Company estimates that the costs related to the mill closure will total approximately $4.9 million, including those relating to employee termination benefits of $3.3 million and site closure of $1.6 million.

The Company expects to record approximately $2.0 million of employee termination benefits in the fourth quarter of 2005 and the remainder in the first quarter of 2006. Costs related to site closure are expected to be recognized primarily in the second and third quarters of 2006. All of the foregoing costs will result in future cash expenditures and are based on management’s best estimate of the costs to be incurred. It is at least reasonably possible that a change in these estimates will occur in the near term if experience differs from current estimates.

Income Taxes

In October 2005, British Columbia reduced its income tax rate from 35.62 percent to 34.12 percent effective July 1, 2005. Accordingly, the Company will record an income tax benefit and a reduction to net Canadian deferred taxes payable of approximately $1.3 million U.S. in the fourth quarter of 2005.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company lost $8.8 million in the third quarter of 2005 on revenues of $212.7 million, compared with earnings of $7.8 million in the third quarter of 2004 on revenues of $199.1 million, and a loss of $7.0 million in the second quarter of 2005 on revenues of $202.1 million. The Company lost $16.5 million for the nine months ended September 30, 2005 compared with earnings of $13.7 million for the same period in the prior year. Net loss per share was $0.54 and $1.02 for the three and nine-month periods ending September 30, 2005, respectively. This compares with diluted net income per share of $0.48 for the third quarter of 2004 and $0.86 per share for the nine-months ended September 30, 2004. The third quarter 2005 results include a full quarter of operations for the Fort St. James sawmill acquired on April 25, 2005. The Company experienced lower market prices for both pulp and lumber during the third quarter of 2005, continued to be burdened by the cost of import duties on Canadian softwood lumber, but at lower rates than experienced in 2004, and continued to be adversely affected by a weaker U.S. dollar.

Average sales prices for pulp and lumber in 2005 were lower than the same periods in 2004. Average pulp price realizations in the third quarter of 2005 were nine percent lower than in the third quarter of 2004 and were three percent lower for the nine months ended September 30, 2005 as compared with the same period in 2004. Average lumber price realizations in the third quarter of 2005 were 19 percent lower than the third quarter of 2004 and were nine percent lower for the nine months ended September 30, 2005 as compared with the same period in 2004. The low interest rate environment and strong U.S. housing market sustained strong demand for wood products. With the inclusion of the Fort St. James sawmill, lumber sales volume increased 41 percent in the third quarter of 2005 and 33 percent for the first nine months of 2005 compared with the same periods in 2004.

A weakening U.S. dollar relative to the Canadian dollar increases the Company’s reported pulp and wood products manufacturing costs that are incurred primarily in Canadian dollars. The Canadian to U.S. dollar average exchange rate of ..83 in the third quarter of 2005 was nine percent higher than the third quarter of 2004 rate of .76 and three percent higher than the .80 rate in the second quarter of 2005. The average exchange rate for the first nine months of 2005 was .82 compared with .75 for the first nine months of 2004. The Company estimates that the change in the Canadian to U.S. dollar exchange rate between 2004 and 2005 increased third quarter and year-to-date 2005 reported cost of goods sold by approximately $13.5 million and $34.7 million, respectively.

Lumber import duties totaled $10.4 million and $29.0 million in the third quarter and year-to-date 2005, respectively, compared with $13.0 million and $32.6 million in the same periods of 2004. The decrease in duties paid primarily reflected the decrease in duty rates in 2005 as lumber sales volumes increased in 2005. Duty rates are more fully explained in Note 9, “Legal Matters and Contingencies – Import Duties” of the Notes to Condensed Consolidated Financial Statements.

On October 28, 2005, the Company announced its plan to permanently close its sawmill facility in Midway, British Columbia (B.C.) at the end of the first quarter of 2006. The Midway sawmill is located 35 miles from the Company’s Grand Forks sawmill, and the two mills obtain their log supplies primarily from the Boundary timber supply area. The Company has been modernizing and upgrading its Grand Forks sawmill, which will have approximately 255 million board feet of annual production capacity after the mill upgrade is completed, about the time of the Midway sawmill closure. The Midway and Grand Forks sawmills together produced between 250-260 million board feet in 2002 and 2003, 313 million board feet in 2004, and 256 million board feet through three quarters of 2005. The Company believes that the production levels from 2002 and 2003 are more consistent with the long-term available timber supply in the local area. Accordingly, the Midway closure and upgrade to the Grand Forks sawmill is intended to balance the available timber supply, rationalize future capital investments in the southern interior of B.C., and reduce average lumber production costs at the Grand Forks sawmill.

The Company estimates that the costs related to the Midway sawmill closure will total approximately $4.9 million, including those relating to employee termination benefits of $3.3 million and site closure of $1.6 million. The Company expects to record approximately $2.0 million of employee termination benefits in the fourth quarter of 2005 and the remainder in the first quarter of 2006. Costs related to site closure are expected to be recognized primarily in the second and third quarters of 2006. All of the foregoing costs will result in future cash expenditures and are based on management’s best estimate of the costs to be incurred. It is at least reasonably possible that a change in these estimates will occur in the near term if experience differs from current estimates.

Selected Segment Data

	Third Quarter		Second Quarter	Nine months ended September 30,
	2005	2004	2005	2005	2004
	(thousands)
Revenues
Pulp	$104,833	$104,583	$100,901	$320,936	$323,322
Wood Products
Lumber	95,946	84,192	88,860	265,803	218,931
Chips, logs and other	11,957	10,369	12,332	35,300	27,770

Total Wood Products	107,903	94,561	101,192	301,103	246,701

	$212,736	$199,144	$202,093	$622,039	$570,023

Operating income (loss)
Pulp	$(3,915)	$4,281	$(3,503)	$(6,183)	$14,795
Wood Products	(1,561)	16,398	2,495	8,119	32,841
General Corporate	(6,073)	(4,104)	(4,215)	(14,750)	(11,912)

	$(11,549)	$16,575	$(5,223)	$(12,814)	$35,724

Depreciation and amortization
Pulp	$6,573	$7,621	$6,354	$19,504	$22,114
Wood Products	2,820	1,762	2,386	7,152	5,282
General Corporate	350	403	339	1,066	1,227

	$9,743	$9,786	$9,079	$27,722	$28,623

EBITDA (A)
Pulp	$2,658	$11,902	$2,851	$13,321	$36,909
Wood Products	1,259	18,160	4,881	15,271	38,123
General Corporate	(5,723)	(3,701)	(3,876)	(13,684)	(10,685)

	$(1,806)	$26,361	$3,856	$14,908	$64,347

Lumber import duties	$10,400	$13,000	$10,100	$29,000	$32,600

Pulp (metric tons)
Sales volume	204,800	185,200	187,300	601,200	587,800
Average price realization	$512	$562	$539	$534	$549
Lumber (thousand board feet)
Sales volume	246,000	174,400	216,300	647,300	485,500
Average price realization	$390	$483	$411	$411	$451

(A)	EBITDA equals net income (loss) before income taxes and net interest expense, plus depreciation and amortization and is reconcilable to the Company's net income (loss) using the depreciation and amortization in the above table and net interest expense and income tax provision (benefit) as indicated in the Consolidated Statements of Operations. The Company uses EBITDA to evaluate the operating performance of the Company's business on a consolidated basis and for each of its operating segments. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others, in addition to and not in lieu of generally accepted accounting principles (GAAP) results to evaluate companies in its industry. EBITDA is not a measure of liquidity under GAAP and should not be considered as an alternative to cash flow from operating activities.

Pulp

Revenues from the Company’s Pulp business totaled $104.8 million in the third quarter of 2005 compared with $104.6 million in the same quarter of 2004 and $100.9 million in the second quarter of 2005, a four percent increase over the second quarter. The increase in revenue compared with the second quarter of 2005, and unchanged revenue from the third quarter of 2004, primarily related to higher sales volumes in the third quarter of 2005 which offset lower sales prices. Pulp operating loss before corporate expenses, interest and income taxes was $3.9 million in the third quarter of 2005, compared with operating income of $4.3 million in the third quarter of 2004 and an operating loss of $3.5 million in the second quarter of 2005. EBITDA from the Company’s pulp operations totaled $2.7 million and $11.9 million in the third quarters of 2005 and 2004, respectively, and was $2.9 million in the second quarter of 2005.

Pulp incurred an operating loss of $6.2 million on revenues of $320.9 million in the first nine months of 2005, compared with operating income of $14.8 million on revenues of $323.3 million for the same period in 2004. EBITDA from Pulp for the first nine months of 2005 was $13.3 million compared with $36.9 million for the first nine months of 2004.

According to RISI World Pulp Monthly, an industry trade publication, the average benchmark list price of NBSK pulp delivered into northern Europe was $587 per metric ton in the third quarter of 2005, compared with $633 per metric ton in the same quarter of 2004 and $613 per metric ton in the second quarter of 2005. The Company’s average pulp price for its mix of chip and sawdust pulp was $512 per metric ton in the third quarter of 2005, compared with $562 per metric ton in the third quarter of 2004, a decrease of $50, or nine percent, and $539 per metric ton in the second quarter of 2005, a decrease of $27 per metric ton, or five percent. Total metric tons sold in the third quarter of 2005 were higher by 11 percent compared with the third quarter of 2004 and were nine percent higher compared with the second quarter of 2005. Pulp sales volume in the first nine months of 2005 totaled 601,200 metric tons compared with 587,800 metric tons in the same period of 2004.

Pulp cost of sales was $106.1 million in the third quarter of 2005, compared with $97.9 million in the same quarter of 2004, an increase of eight percent. Per metric ton, the average cost of pulp sold in the third quarter of 2005 decreased two percent compared with the same period in 2004. A significant factor affecting pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar strengthened significantly between the third quarter of 2004 and the third quarter of 2005. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $6.7 million increase in pulp cost of sales, or a six percent increase in the average cost per metric ton of pulp sold in the third quarter of 2005 as compared with the third quarter of 2004. Excluding the effect of the weaker U.S. dollar, the average cost per ton of pulp sold was eight percent lower in the third quarter of 2005 compared with the same period last year, primarily as a result of lower fiber costs. Pulp inventory write-downs totaled $1.0 million at September 30, 2005 compared with $1.4 million at September 30, 2004. Inventory write-downs reflect the difference between production costs and anticipated sales prices of period-end inventories.

The wood chip supply availability in the northern interior of British Columbia increased significantly in 2005 due to the high operating rates of the region’s sawmills resulting from the area’s mountain pine beetle epidemic. The Company’s Mackenzie pulp mill and Fort St. James sawmill operate in this region. Effective July 1, 2005, Canfor Corporation (Canfor) implemented (and certain other chip suppliers followed suit in August 2005) a revised chip pricing formula for all of its wood chip suppliers and customers, including the Company’s mills. Chip prices were reduced by approximately $25 U.S. per bone-dry unit, resulting in approximately $0.8 million in lower chip costs for the Mackenzie pulp mill in the third quarter of 2005. The full effect of the pricing reduction was not reflected in the third quarter 2005 operating results as opening inventories at Mackenzie reflected the previous higher pricing formula. Fiber costs for the Company’s pulp mills in the third quarter of 2005 also reflected the impact of lower average pulp sale prices as fiber costs indexed to the price of pulp declined.

Year-to-date, cost of pulp sales was $319.1 million compared with $299.0 million in the same period of 2004. Per metric ton, the average cost of pulp sold increased four percent in the first nine months of 2005 compared with the same period in 2004. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $19.2 million increase in pulp cost of sales, or a six percent increase in the average cost per metric ton of pulp sold for the first nine months of 2005 as compared with the same period in 2004. Excluding the effect of the weaker U.S. dollar, the average cost per ton of pulp sold was two percent lower in the first nine months of 2005 compared with the same period of 2004, primarily due to lower fiber costs.

Pulp production totaled 209,900 metric tons in the third quarter of 2005, compared with 203,600 and 189,600 metric tons in the third quarter of 2004 and second quarter of 2005, respectively. Pulp production totaled 602,500 metric tons in the first nine months of 2005 compared with 598,700 metric tons in the same 2004 period. Pulp production in the third quarter and first nine months of 2004 included 1,300 metric tons and 8,800 metric tons, respectively, of pulp processed at the Company’s Halsey mill from semi-finished (wetlap) pulp acquired from another pulp producer. The Halsey mill has excess drying capacity which can be utilized during certain market conditions for the production of wetlap pulp. Wetlap pulp production was 1,500 metric tons in the first nine months of 2005, and no wetlap pulp was produced in the third quarter of 2005. The Company’s Mackenzie pulp mill took 12 days of downtime for planned annual maintenance in the third quarter of 2005 and 2004. Third quarter pulp production was reduced by approximately 7,700 metric tons in each of the 2005 and 2004 periods due to this downtime. In the second quarter of 2005, the Company’s Nanaimo pulp mill took 14 days of downtime for its planned annual maintenance, reducing production by approximately 16,000 metric tons.

Wood Products

Revenues from the Company’s Wood Products business totaled $107.9 million in the third quarter of 2005, compared with $94.6 million in the same quarter of 2004, a 14 percent increase, and $101.2 million in the second quarter of 2005, a seven percent increase. The increases primarily related to higher lumber sales volumes resulting from the Fort St. James sawmill acquisition. The impact of higher sales volume was offset in part by lower lumber sales prices. Wood Products incurred an operating loss before corporate expenses, interest and income taxes of $1.6 million in the third quarter of 2005, compared with operating income of $16.4 million in the same quarter of 2004 and $2.5 million in the second quarter of 2005. EBITDA from Wood Products decreased to $1.3 million in the third quarter of 2005, compared with $18.2 million in the third quarter of 2004 and $4.9 million in the second quarter of 2005. The third quarter 2005 results included $10.4 million of lumber import duties, compared with $13.0 million and $10.1 million of lumber import duties in the third quarter of 2004 and the second quarter of 2005, respectively. Third quarter 2005 results also included a net $0.8 million benefit from insurance recoveries on equipment losses.

Year-to-date revenues from the Company’s Wood Products business totaled $301.1 million compared with $246.7 million in the same period in 2004. Operating income from Wood Products for the first nine months of 2005 was $8.1 million compared with operating income of $32.8 million for the same period in

2004. EBITDA from Wood Products for the 2005 nine-month period was $15.3 million compared with $38.1 million for the first nine months of 2004. Lumber import duties included in the first nine months of 2005 totaled $29.0 million compared with $32.6 million in the same period of 2004.

Lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $321 per thousand board feet for the third quarter of 2005, compared with $429 per thousand board feet for the third quarter of 2004 and $355 per thousand board feet for the second quarter of 2005. The Company’s lumber sales prices averaged $390 per thousand board feet in the current quarter, a decrease of $93 per thousand board feet, or 19 percent, compared with $483 in the third quarter of last year. Compared with an average lumber sales price of $411 per thousand board feet in the second quarter of 2005, the Company’s average lumber sales price decreased $21 per thousand board feet, or five percent, in the third quarter of 2005. Lumber sales volume increased 41 percent to 246.0 million board feet in the third quarter of 2005 from 174.4 million board feet in the same quarter of 2004, and increased 14 percent compared with 216.3 million board feet in the second quarter of 2005. Lumber sales volumes of 647.3 million board feet in the first nine months of 2005 were 33 percent higher compared with 485.5 million board feet for the same period in 2004.

Revenues from the sale of chips, logs and other totaled $12.0 million in the third quarter of 2005, compared with $10.4 million and $12.3 million in the third quarter of 2004 and second quarter of 2005, respectively. The increase was primarily due to the inclusion of chip sales by the Fort St. James sawmill totaling $1.1 million and $1.4 million in the third and second quarters of 2005, respectively. Revenues from the sale of chips, logs and other in the first nine months of 2005 totaled $35.3 million, compared to $27.8 million in the same period of 2004. As discussed above under “Pulp,” the excess wood chip supply availability in the northern interior of B.C. has, beginning in the third quarter of 2005, reduced the price that the Company’s Fort St. James sawmill receives for its wood chips by $25 per bone-dry unit, resulting in a $0.7 million decrease in chip revenues in the third quarter of 2005.

Wood Products cost of sales was $108.0 million in the third quarter of 2005, compared with $76.9 million in the same quarter of 2004, a 40 percent increase, and $97.0 million in the second quarter of 2005, an 11 percent increase. Total cost of sales comparisons were affected by the inclusion of the Fort St. James sawmill in the 2005 amounts. Per thousand board feet, the average cost of lumber sold in the third quarter of 2005 was approximately equal to the third quarter of 2004. Lower lumber import duty rates effective in 2005 reduced the average cost per thousand board feet of lumber sold in the third quarter of 2005 by seven percent compared with the third quarter of 2004, and all other costs increased the average cost by seven percent. A significant factor affecting Wood Products cost of sales was the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate between the third quarter of 2004 and the third quarter of 2005 resulted in an approximately $6.8 million increase in Wood Products cost of sales, or a six percent increase in the average cost per thousand board feet of lumber sold in 2005. The remaining increase in the average cost of lumber sold as compared with the third quarter of 2004 primarily related to higher freight costs, partially offset by a net $0.8 million benefit from insurance recoveries on equipment losses.

For the first nine months of 2005, cost of sales for Wood Products was $288.4 million compared with $210.1 million in the first nine months of 2004. Per thousand board feet, the average cost of lumber sold in the first nine months of 2005 was four percent higher than the same period in 2004. Included in Wood Products cost of sales in the first nine months of 2005 were lumber import duties of $29.0 million, compared with $32.6 million in the first nine months of 2004. The change in the amount of lumber import duties included in cost of sales for the first nine months of 2005, compared with the same period in 2004, decreased the average cost per thousand board feet of lumber sold in 2005 by five percent and all other costs increased nine percent. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate between the first nine months of 2004 and the first nine months of 2005 resulted in an approximately $15.5 million increase in Wood Products cost of sales, or a six percent increase in the average cost per thousand board feet of lumber sold year-to-date in 2005. The remaining increase in the average cost of lumber sold related primarily to higher Canadian log costs and, to a lesser degree, higher freight costs.

Lumber production totaled 245.2 million board feet in the third quarter of 2005, compared with 169.0 million board feet in the same quarter of 2004 and 227.1 million board feet in the second quarter of 2005. Lumber production totaled 657.5 million board feet in the first nine months of 2005, compared with 503.9 million board feet in the same period of 2004. The year-over-year increase in production was primarily due to the inclusion of the Fort St. James sawmill acquired on April 25, 2005, which increased 2005 production by 116.8 million board feet, and to shift configuration changes and capital improvements completed in 2004 at the Company’s other Canadian sawmills.

Selling, General and Administrative Expenses, Interest and Income Taxes

Selling, general and administrative expenses (SG&A) for the third quarter and the first nine months of 2005 totaled $10.1 million and $27.3 million, respectively, compared with $7.8 million and $25.3 million in the same periods of 2004, respectively. SG&A expenses in the third quarter of 2005 were $2.3 million higher than the same period of 2004, primarily due to professional services ($1.0 million) incurred to assist the Company in obtaining Canadian research and experimentation tax credits as further discussed below. In addition, the Company incurred legal and other costs to obtain debt covenant waivers ($0.5 million). The first nine months of 2004 included $1.9 million in bad debt expense and $1.7 million of employee incentive plan costs, and no such costs were incurred in 2005. After adjusting for these 2004 expenses, year-to-date 2005 SG&A expenses increased $5.6 million. The increase was primarily attributable to the third quarter 2005 cost increases described above, and, in addition, included higher salaries and benefits ($1.4 million), higher audit related fees ($0.6 million) and uninsured worker’s compensation claims ($0.4 million). The remainder of the increase was related to several other general corporate and selling expenses.

Net interest expense for the third quarter and the first nine months of 2005 totaled $5.5 million and $15.8 million, respectively, compared with $5.0 million and $15.4 million in the same periods of 2004, respectively. During 2005, the Company increased borrowings under its revolving credit lines, as reflected in the Condensed Consolidated Statement of Cash Flows, by $57.8 million and paid down other long-term debt by $4.5 million. Additional interest expense associated with higher borrowings under the revolving credit lines in 2005 was offset by lower interest expense associated with the Halsey mill financing.

The Company’s effective tax benefit rate for the year 2005 is currently projected to be approximately 35 percent, excluding discrete items recognized in the third quarter as discussed below. This rate was applied to the year-to-date loss as of September 30, 2005. The benefit rate is slightly lower than the statutory rates in Canada and the U.S. primarily due to the non-deductible nature of the Canadian large corporate tax and other non-deductible items. Including the discrete items described below, the effective tax benefit rate for the third quarter was 48 percent and 43 percent year-to-date, compared with a tax expense rate of 33 percent for the same periods of 2004. The Company’s effective tax rate can fluctuate due to changing income levels, the mix of domestic and foreign sources of income, tax credits and other adjustments, and therefore the effective tax rate for the year 2005 is subject to change.

The Company recognized two discrete items in the third quarter. The most significant item was recognition of Canadian research and experimentation tax credits totaling $2.5 million U.S. In the third quarter of 2005, the Company reached agreement with the Canadian Revenue Agency regarding certain qualifying expenditures and computation methodology of these credits. The second discrete item was the establishment of a $260,000 valuation allowance against state tax net operating loss carryforwards. The need for a valuation allowance in the third quarter was due primarily to a tax law change in the State of Oregon apportionment factors effective in 2006 and thereafter.

In October 2005, British Columbia reduced its income tax rate from 35.62 percent to 34.12 percent effective July 1, 2005. Accordingly, the Company will record an income tax benefit and a reduction to net Canadian deferred taxes payable of approximately $1.3 million U.S. in the fourth quarter of 2005.

Liquidity and Capital Resources

The total debt to total capitalization ratio was 66 percent at September 30, 2005 compared with 59 percent at December 31, 2004. The increase in the debt ratio was primarily due to an increase in net borrowings under the Canadian revolving credit lines and a reduction in equity. Stockholders’ equity in the first nine months of 2005 decreased $16.3 million primarily due to the net loss and dividends paid, partially offset by an increase in accumulated other comprehensive income due to the change in accumulated foreign currency translation adjustment.

Operating Activities

The Company funds its ongoing operations primarily through cash from operations and borrowings under credit facilities. The primary drivers of net cash from operations are prices the Company receives for its products, fluctuations in the Canadian to U.S. dollar exchange rate and cash deposits made on lumber imports into the United States. Net cash provided by operating activities during the first nine months of 2005 was $18.0 million compared with $43.4 million in the same period of 2004. Significant changes in working capital in the first nine months of 2005 were as follows: an increase in accounts receivable of $6.3 million primarily due to higher lumber sales volumes partially offset by lower product sales prices; and a decrease in inventories of $10.8 million, primarily due to lower saw log inventories which generally build in the winter months due to fewer logging restrictions and are reduced in the spring and summer months. Other working capital items decreased $10.1 million primarily due to a decrease in accounts payable and accrued liabilities of $22.4 million offset by an increase in prepaid and other assets of $5.1 million and a decrease in income taxes payable of $7.2 million.

Significant changes in working capital in the first nine months of 2004 included an increase in accounts receivable of $8.0 million, primarily due to higher product sales prices. Inventories increased $20.6 million primarily due to higher pulp, lumber and wood chip inventories. Accounts payable and accrued liabilities increased $22.0 million from year-end 2003, primarily related to planned annual maintenance costs incurred in September at the Mackenzie pulp mill and to higher accruals for interest, payroll and employee benefits.

Investing Activities

On April 25, 2005, the Company purchased the assets of the Fort St. James sawmill from Canfor. The cash purchase price was $36.7 million plus the assumption of $3.4 million of liabilities, and the Company incurred direct acquisition costs of $0.8 million. The cash purchase price was funded by borrowings under the Company’s Canadian credit facilities. The Company invested $31.9 million and $18.1 million in capital projects in the first nine months of 2005 and 2004, respectively. The Company anticipates spending on capital projects for 2005 to be approximately $45 million. These capital projects relate primarily to facility improvements, equipment modernization, environmental compliance and energy and cost-saving projects, and include the modernization and upgrading of the Company’s Grand Forks sawmill at an estimated total cost of $23 million of which approximately $18 million has been or will be spent in 2005 and the balance in the first quarter of 2006. The Company expects to finance these investments through cash generated from operations, existing cash balances, existing or future credit facilities, or other debt or equity issuances.

Financing Activities

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by financing activities in the first nine months of 2005 was $49.6 million compared with net cash used for financing activities of $19.9 million in the first nine months of 2004. Significant financing activities in the first nine months of 2005 included net additional borrowings of $57.8 million under the Company’s revolving credit lines, the repayment of $4.5 million of long-term debt and the payment of $3.9 million of common dividends.

Revolving Credit Facilities

In July 2005, the Company renewed its Canadian revolving bank line of credit agreement, consisting of two extendable revolving credit facilities. The agreement was increased to $180.0 million Canadian (approximately $154.1 million U.S.) and expires on July 29, 2006. The maximum revolving borrowing capacity under one line totals $80.0 million Canadian (approximately $68.5 million U.S.) and converts into a two-year term loan upon expiration of the revolving credit provisions. The other line provides $100.0 million Canadian (approximately $85.6 million U.S.) of revolving borrowing capacity and converts into a one-year term loan upon expiration of the revolving credit provisions. The lines are secured by certain inventory and accounts receivable, the Company’s Fort St. James sawmill and its Canadian pulp mills’ land and equipment. Borrowings are at the lenders’ bankers’ acceptance rates plus a spread or other such interest rates mutually agreed upon between the Company and lenders. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio and minimum interest coverage ratio.

The Company also has a three-year revolving line of credit agreement with a U.S. lender. The agreement, expiring in March 2007, was amended in June 2005 to increase maximum revolving borrowing capacity to $35.0 million and is secured by certain accounts receivable and inventories. The interest rate associated with the U.S. revolving credit agreement is based on the lenders’ prime rate plus a spread or other such interest rates mutually agreed upon between the Company and the lender plus a margin based on the Company’s debt ratio (as defined). The agreement contains financial covenants, including maximum leverage ratios, net worth tests and maximum capital expenditures.

As of September 30, 2005, the Company had borrowing capacity under its revolving lines of credit and their restrictive covenant requirements of approximately $84.2 million. The Company was in compliance with its debt covenants related to its revolving lines of credit at September 30, 2005. The debt agreements related to the Company’s 8 3/8% debentures and senior notes do not contain any financial covenants. The Company’s ability to borrow additional amounts under its revolving lines of credit at a particular point in time is subject to the amount of cash on hand, the availability of adequate collateral, letters of credit outstanding and compliance with existing financial covenants.

Halsey Pulp Mill Lease Financing

In 1999 and 2001, the Company entered into sale/leasebacks of its Halsey pulp mill and the Halsey pulp mill’s chlorine dioxide facility in two transactions accounted for as financings. The lease terms end in 2012, with early repurchase options exercisable on January 2, 2007 for an aggregate repurchase price of $59.1 million. The terms of the leases provide a financial incentive for the Company to exercise the early repurchase options, and the Company has accounted for the leases as if the aggregate repurchase price is a final principal payment due on January 2, 2007. The lease documents contain certain financial covenants, including a maximum leverage ratio, a minimum net worth requirement and a fixed charge coverage ratio or liquidity requirement. The current versions of the financial covenants are set forth in the Amendment dated December 13, 2002 previously filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

On September 30, 2005, the Company entered into two letter agreements with the other parties to its Halsey pulp mill leases pursuant to which the other parties waived compliance with certain financial covenants in the lease documents as of and for the period ending September 30, 2005. In both letter agreements, the Company agreed that it would comply with the waived covenants as of October 31, 2005. On October 31, 2005, the Company again entered into letter agreements pursuant to which the other parties to the Halsey leases waived the compliance with covenants as of October 31, 2005 required by the earlier letter agreements. Accordingly, compliance with financial covenants in the Halsey pulp mill leases is next required as of and for the period ending December 31, 2005. On October 31, 2005, as a condition to the waivers, the Company provided a $7.0 million letter of credit issued under its U.S. revolving credit agreement to further secure its future payment obligations under the Halsey leases.

The above letter agreements waived compliance as of September 30, 2005 (and then October 31, 2005) with the covenants requiring maintenance of (a) either a fixed charge coverage ratio or a minimum liquidity level and (b) minimum Adjusted Net Worth (shareholders’ equity less cumulative translation adjustment) of at least $139.5 million. Compliance with the maximum leverage covenant was not required as of September 30, 2005 and therefore was not waived. As of September 30, 2005, the Company’s Adjusted Net Worth was $129.7 million and the Company therefore did not meet the Adjusted Net Worth standard; however, the Company did meet the minimum liquidity alternative of the fixed charge coverage or minimum liquidity standard.

The maximum leverage covenant under the lease documents is tested at the end of each year and is based on total debt as a percentage of total adjusted capitalization, where total adjusted capitalization equals total debt plus Adjusted Net Worth. The covenant requirement under the leases as of December 31, 2005 is a maximum leverage ratio of 62.5%. The Company’s leverage ratio at September 30, 2005 was 69.3% and therefore exceeded the year-end leverage standard. The Company does not currently expect to be in compliance with either the Adjusted Net Worth covenant or the maximum leverage covenant at December 31, 2005, and therefore expects to continue discussions with the other parties to the Halsey leases for a further waiver or amendment of the covenants or some other negotiated resolution. At September 30, 2005, the Company has classified debt related to these leases as current liabilities pending the ultimate resolution of the waiver negotiations.

Other

On November 3, 2005, the Company’s Board of Directors suspended the quarterly dividend to conserve the Company’s net worth and cash balances. The Company expects to meet its future cash requirements through a combination of cash generated from operations, existing cash balances and existing or future revolving credit facilities, and other debt or equity issuances. The Company cannot assure, however, that its business will generate sufficient cash flow from operations or that it will be in compliance with the financial covenants of its debt agreements and leases so that future borrowings thereunder will be available to the Company. The Company’s ability to fund its operations is primarily dependent upon its future financial performance, which will be affected by general economic, competitive and other factors, including those discussed below under “Cautionary Language Regarding Forward-Looking Statements,” many of which are beyond the Company’s control.

The Company’s Board of Directors believes it desirable for the Company to issue additional common stock to improve its capital structure. The Company intends to offer common stock to the public in the future, subject to market conditions. In 2004, the Company filed, and the Securities and Exchange Commission (“SEC”) declared effective, a Registration Statement on Form S-3 (commonly known as a “shelf registration”) pursuant to which the Company was eligible, from time to time, to sell for cash to the public up to $100,000,000 of common stock, preferred stock, senior debt securities or subordinated debt securities. Due to a late Form 8-K filing by the Company in February 2005, the Company is currently ineligible to use the shelf registration, so any public offering of securities will require the filing with the SEC of a new Registration Statement on Form S-1.

On October 11, 2005, Moody’s Investor Service downgraded the Company’s senior unsecured debt from B1 to B3 with a stable outlook and on October 14, 2005, Standard & Poor’s Rating Services lowered its senior unsecured debt rating to B- from BB-, with a negative outlook. The moves reflect the rating services’ assessment of the Company’s current high debt level, uncertainty concerning cyclical product pricing, ongoing cost pressures, the weaker U.S. dollar and uncertainty surrounding the ultimate resolution of lumber trade disputes.

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

Competitive Markets

The Company’s products are sold primarily in the United States, Europe, Canada and Asia. The markets for the Company’s products are highly competitive on a global basis, with a number of major companies competing in each market with no company holding a dominant position. For both lumber and pulp, a large number of companies produce products that are reasonably standardized; therefore, the traditional basis for competition has been price. Other competitive factors are quality of product, reliability of supply and customer service. In recent years, the Company has experienced increased competition and pricing pressure from new low-cost hardwood pulp producers in South America. Because of greater resources, many of the Company’s competitors may be able to make greater investments in technology or other cost cutting improvements, adapt more quickly to industrial changes or devote greater resources to the sale of the products. The Company cannot assure that it will be able to compete successfully against such competitors.

Exchange Rate Fluctuations

Although the Company’s sales are made primarily in U.S. dollars, the majority of its operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, adversely affect the Company’s results of operations and cash flows. A substantial portion of the Company’s pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects the Company’s customers’ ability to pay and the Company’s relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on the Company’s business, financial condition and results of operation. For example, a change in the Canadian to U.S. dollar translation rate from 0.85 to 0.86 would decrease pre-tax income as measured in U.S. dollars by an estimated $6.2 million on an annual basis.

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

Financial Covenant Compliance

Certain of the Company’s debt agreements contain customary conditions to borrowing, including compliance with financial covenants relating to maximum leverage ratios, net worth tests, minimum interest coverage ratios and minimum liquidity amounts. As of September 30, 2005, the Company required waivers from the other parties to its Halsey pulp mill leases to avoid a violation of one of the financial covenants in those leases. The Company does not expect to be in compliance with the financial covenants of those leases as of December 31, 2005, and therefore will require a further waiver or amendment or other negotiated resolution. Any failure by the Company to comply with all applicable covenants or obtain waivers therefrom would result in an event of default with respect to, and the acceleration of, a portion of the Company’s debt, which, in turn, could lead to an inability of the Company to pay its debts.

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

The timber take-back is expected to result in a reduction of approximately 199,000 cubic meters, or 16 percent, of the Company’s previously existing annual allowable cut. The timber tenure recently acquired with the Fort St. James sawmill has already been reduced under the Plan and is not subject to further reduction. The Minister of Forests has until March 31, 2006 to determine reductions to a licensee’s AAC. The Company expects to have harvest levels reduced by 177,000 cubic meters at the beginning of 2006 and a further 22,000 cubic meters at the beginning of 2007, and expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures.

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

Capital Requirements

The Company’s businesses are capital intensive, and the Company regularly incurs capital expenditures to expand its operations, maintain its equipment, increase its operating efficiency and comply with environmental laws. The Company’s total capital expenditures were approximately $25.2 million in 2004, and the Company expects to spend approximately $45 million on capital expenditures during 2005. If the Company requires additional financing to fund capital expenditures, it may not be able to obtain it on favorable terms, or at all. In addition, the Company’s debt service obligations reduce its available cash flows. If the Company cannot maintain or upgrade its equipment or ensure environmental compliance, the Company could be required to cease or curtail some of its manufacturing operations, or it may become unable to manufacture products that can compete effectively in one or more of its markets.

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

Financial Leverage

The Company’s total debt as a percentage of total capitalization at September 30, 2005 was 66 percent. This leverage, or higher leverage if the Company were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Higher levels of leverage may require a substantial portion of the cash flow from operations to satisfy debt service requirements, thereby reducing the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. Higher leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

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

To address the claims of the First Nations groups, the governments of Canada and British Columbia instituted a negotiation process under the administration of a treaty commission. In July 2002, the voting public approved a referendum of principles for treaty making. This gave Provincial negotiators the authority to negotiate and make commitments on topics that are consistent with the referendum principles and for which current policies exist. Any settlements that may result from the negotiation process may involve a combination of cash and resources and grants of conditional rights to gather food on public lands and some rights of self-government. The issues surrounding aboriginal rights and title are not likely to be resolved by the Canadian governments in the near future. Some aboriginal groups in British Columbia have filed court proceedings against forest companies holding government-granted forest tenures, claiming compensation from the tenure holders for what they claim is the wrongful use of their land and tenures. The Company has not received notice that any such court proceedings have been commenced against it. If significant areas of Canada are found by the courts to be subject to aboriginal title, the Company’s forest tenures and its ability to harvest timber from those tenures could be materially adversely affected. A reduction in timber supply could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

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

The Company’s exposure to market risk for interest rates relates primarily to short- and long-term debt. The Company’s debt is primarily fixed rate with 33 percent of total debt at variable rates at September 30, 2005, and therefore, net income is not materially affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company’s net investment in Canadian operations. The Company’s net investment in Canadian subsidiaries is not hedged. The net assets of Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $219.4 million at September 30, 2005. The potential change in fair value resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $21.9 million at September 30, 2005. Any gain or loss in fair value would be reflected as a cumulative foreign currency translation adjustment. The change in fair value would not affect cash flows or reported net income or loss of the Company, but would increase or decrease accumulated other comprehensive income which is a component of stockholders’ equity.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries. The Company periodically uses foreign exchange contracts to manage a portion of its exposure to foreign currency transactions. The notional value of foreign currency exchange contracts outstanding at September 30, 2005 and December 31, 2004 was $21.0 million and $31.0 million, respectively.

The Company utilizes well-defined financial contracts in the normal course of its operations as a means to manage certain commodity price risks. The majority of these contracts are fixed-price contracts for future purchases of energy, primarily natural gas and electricity, which meet the definition of “normal purchases or normal sales” and therefore, are not considered derivative instruments for accounting purposes. Contracts outstanding at September 30, 2005 were not material.

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

Change in Internal Controls

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s management identified a material weakness in its internal control over financial reporting relative to the Company’s accounting for income taxes. Specifically, as of December 31, 2004, the Company’s processes and procedures did not include adequate management oversight and review of the Company’s income tax accounting practices. Subsequent to December 31, 2004, the Company revised its income tax methodology and implemented additional controls over the preparation and review of its tax provision and related deferred tax accounts. In addition, management has engaged an independent tax consulting firm to assist with the Company’s evaluation of complex and judgmental issues concerning tax accounting and tax liabilities.

The changes discussed above occurred prior to the beginning of the most recent fiscal quarter. There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 9, “Legal Matters and Contingencies” of the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.

ITEM 5.	Other Information

As discussed above under “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Halsey Pulp Mill Lease Financing,” on October 31, 2005, the Company entered into letter agreements with the other parties to its Halsey pulp mill leases pursuant to which the other parties waived compliance with certain financial covenants as of and for the period ending October 31, 2005. In particular, the Company entered into a letter agreement dated October 31, 2005 with Wells Fargo Bank Northwest, as Indenture Trustee, and the various Note Purchasers under the Participation Agreement dated as of December 27, 2001, and a separate letter agreement dated as of October 31, 2005 with SELCO Service Corporation, as Owner Participant, and Wilmington Trust Company, as Owner Trustee and as Lessor under the Amended and Restated Facility Lease dated December 27, 2001. In addition, the Company entered into a First Amendment dated as of October 31, 2005 to Amended and Restated Facility Lease dated as of December 27, 2001 with Wilmington Trust Company pursuant to which the Company agreed to provide a $7.0 million letter of credit issued under its U.S. revolving credit agreement to further secure its future payment obligations under the Halsey pulp mill leases. In the letter agreements, the Company also agreed (a) to refrain from creating any material liens on its Spearfish facility, (b) if requested by the Indenture Trustee, to grant liens on and security interests in the Spearfish facility to further secure its obligations under the Halsey pulp mill leases, and (c) to pay certain fees and expenses of the Owner Participant and the Note Purchasers.

ITEM 6.	Exhibits

(a) Exhibits

Exhibit 4.1	Waiver Letter Agreement dated October 31, 2005 among the Company, SELCO Service Corporation and Wilmington Trust Company.

Exhibit 4.2	First Amendment dated as of October 31, 2005 to Amended and Restated Facility Lease dated as of December 27, 2001 between the Company and Wilmington Trust Company.

Exhibit 4.3	Waiver Letter Agreement dated October 31, 2005 among the Company, Wells Fargo Bank Northwest, and the Note Purchasers named therein.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC.
Registrant

Date: November 3, 2005	/s/ Richard K. Atkinson
Richard K. Atkinson Vice President and Chief Financial Officer