Form 10-K
period 2005-12-31
POPE & TALBOT INC /DE/
filed 2006-03-31
CIK 311871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 1-7852

POPE & TALBOT, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-0777139
(State of incorporation)	(IRS Employer Identification No.)

1500 SW 1st Avenue, Suite 200 Portland, Oregon 97201	Registrant’s telephone number (including area code)
(Address of principal executive offices)	503-228-9161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, par value $1.00	New York Stock Exchange
Rights to purchase Series A Junior Participating Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No    ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant was $171,320,697 as of June 30, 2005 ($11.10 per share).

16,308,123
(Number of shares of common stock outstanding as of February 28, 2006)

Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders to be held on May 11, 2006.

POPE & TALBOT, INC.

2005 FORM 10-K

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

Introduction

Pope & Talbot, Inc. (the “Company”) is a North American forest products company, founded in 1849, with headquarters in Portland, Oregon and eight mills strategically located in British Columbia, Oregon and South Dakota. The Company manufactures two primary products, pulp and lumber, including premium and specialty products that have a variety of niche market applications. The Company markets to a diversified, geographically balanced customer base and conducts its business in two operating segments, Pulp and Wood Products. As of December 31, 2005, the Company had 2,500 employees. The Company’s common stock trades on the New York stock exchange under the symbol POP.

The Company is a major producer of northern bleached softwood kraft (NBSK) chip and sawdust pulp. The pulp the Company manufactures and sells is used in a wide range of end products including newsprint, tissue, high-grade coated and uncoated paper. In addition, the Company manufactures pulp for use in specialty products such as fiber cement siding for residential applications and non-woven fabric for surgical gowns. The Company manufactures and sells standardized and specialty lumber for use in new residential and light construction and in residential repair and remodeling. The Company produces machine stress rated, or MSR, long-length, wide-width or premium pine appearance grade lumber, which are value-added products that command premium pricing to standard lumber. The Company also sells residual wood chips, and other by-products from its lumber mill operations to minimize waste and maximize utilization of raw materials. Pulp is sold globally, while lumber is sold primarily in the United States and Canada.

The Company developed as a lumber business based on timberland and facilities in the U.S. Pacific Northwest, British Columbia, Canada and the Black Hills region of South Dakota and Wyoming. In the late 1970’s, the Company expanded into the pulp business with the purchase of the Halsey, Oregon pulp mill. In 1997, the Company’s Board of Directors and management focused the Company’s strategic direction exclusively on the pulp and lumber businesses. Through a number of purchases in 1997 and 1998, the Company acquired a 60 percent ownership interest in Harmac Pacific Inc. (Harmac), which operated a pulp mill located on the east coast of Vancouver Island at Nanaimo, British Columbia, Canada. On November 8, 1999, the Company acquired the remaining minority interest in Harmac and merged it into the Company’s Canadian subsidiary, Pope & Talbot Ltd., in December 1999. The Company’s small, 30 million board foot sawmill in Newcastle, Wyoming was closed in 2000 as part of the Company’s effort to rationalize its Black Hills production facilities due to a reduction in public timber availability in that region. During 2001, the Company continued its strategy of increasing and improving the Company’s position in the pulp business. On June 15, 2001, the Company acquired the Mackenzie pulp mill, located in the northern interior of British Columbia, Canada, from Norske Skog Canada.

On April 25, 2005, the Company acquired the assets of the Fort St. James sawmill from Canadian Forest Products Ltd., a subsidiary of Canfor Corporation. The acquired assets included timber harvesting rights on lands owned by the Province of British Columbia providing an annual allowable cut (AAC) of 640,000 cubic meters. The Fort St. James sawmill, located in the northern interior of British Columbia, is complementary to the Company’s existing lumber mills. The geographic location diversifies the Company’s resource base and the associated timber tenures significantly increase the Company’s timber base.

On October 28, 2005, the Company announced its plan to close its sawmill in Midway, British Columbia and consolidate its sawmill operations in the Boundary timber supply area at its Grand Forks, British Columbia sawmill at the end of the first quarter of 2006. As a result of changing business conditions as more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company reevaluated its decision to close the Midway sawmill and on January 25, 2006, the Company announced that it would continue to operate the Midway sawmill on a reduced basis after March 31, 2006.

Pulp Business

The pulp business comprises three pulp mills, located in Halsey, Oregon, and in Nanaimo and Mackenzie, British Columbia, with approximately 819,000 metric tons of total annual capacity and the ability to offer customers a variety of pulp products. NBSK pulp produced in the Pacific Northwest and British Columbia is generally considered to be a premium pulp product because it is made from northern softwood trees whose long fibers give it superior strength characteristics relative to other grades of pulp. The Company’s mill locations provide cost efficient access to northern softwood fiber.

Canadian Operations

Nanaimo Mill Operations and Fiber Supply

With a current annual capacity of approximately 399,000 metric tons, the Nanaimo mill is the fifth largest producer of market pulp in Canada, according to PricewaterhouseCoopers LLP’s Market Pulp Benchmarking Study of 2004. The Nanaimo mill manufactures a wide range of high-quality NBSK pulp made from custom blends of western hemlock, balsam, western red cedar and Douglas fir. The Nanaimo mill is located on a deep-water harbor on Vancouver Island that provides cost effective access to overseas customers in Europe and Asia.

The Company’s Nanaimo pulp mill’s long-term fiber supply agreement with Weyerhaeuser Company Limited (Weyerhaeuser) was assumed by Cascadia Forest Products LTD (Cascadia), a wholly-owned subsidiary of Brascan Corporation, in May 2005, concurrent with the sale of Weyerhaeuser’s coastal sawmill and timberlands. The contract allows the Company to acquire up to 1.7 million cubic meters of fiber per year through 2019, which represents approximately 80 percent of the Nanaimo mill’s fiber requirements. Under this contract fiber is purchased at market prices determined under a formula intended to reflect market value of the fiber and which takes into account the net sales value of pulp sold by the Nanaimo mill. The Company has entered into arrangements with other independent fiber suppliers to provide wood chips incremental to that provided by Cascadia. To a limited degree, the Nanaimo pulp mill also has the ability to acquire wood chips from the Company’s Canadian sawmills. In 2005, the Company purchased 49 percent of its fiber requirements from independent fiber suppliers other than Cascadia or Weyerhaeuser.

Mackenzie Mill Operations and Fiber Supply

Located in northern British Columbia, the Mackenzie pulp mill is known for producing a particularly fine grade of NBSK pulp from chips and sawdust. A synergistic fit with the Company’s existing Nanaimo and Halsey pulp mills, the Mackenzie facility provides the Company the ability to offer customers additional types of products. The Mackenzie mill has an annual production capacity of approximately 235,000 metric tons.

The Company’s Mackenzie pulp mill purchased approximately 72 percent of its fiber requirements in 2005 from sawmills primarily located in Mackenzie, British Columbia and currently operated by Canfor Corporation (Canfor), primarily under long-term, “evergreen” contracts. Under these contracts, fiber is purchased at market prices, or at prices determined under a formula intended to reflect the fair market value of the fiber, and which takes into account the net sales value of pulp sold by the Mackenzie mill. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Canfor. The Company believes there is an abundance of fiber resources available within an economic radius of the mill that will be adequate for the Mackenzie pulp mill’s requirements.

The wood chip supply availability in the northern interior of British Columbia increased significantly in 2005 due to the high operating rates of the region’s sawmills resulting from the area’s mountain pine beetle epidemic. The Company’s Mackenzie pulp mill and Fort St. James sawmill operate in this area. In the third quarter, certain chip suppliers implemented a revised chip pricing formula in the region. Chip prices were reduced by approximately $25 U.S. per bone-dry unit, or 33 percent.

U.S. Operations

Halsey Mill Operations and Fiber Supply

The Halsey mill, with an annual capacity of approximately 185,000 metric tons, produces NBSK pulp that is sold in various forms to printing and writing paper, tissue, and newsprint manufacturers in the Pacific Northwest, Asia, and European markets. In addition, Halsey’s unbleached pulp is utilized in the production of cement fiber board.

Substantially all of the Company’s wood chip and sawdust requirements for the Halsey pulp mill are satisfied through purchases from third parties. The Company has long-term chip and sawdust supply arrangements and also has established supplier relationships with sawmills and veneer plants in the Pacific Northwest. The Company has the capability of using both sawdust and wood chips as a raw material. Sawdust has historically been less expensive than softwood chips as a raw material for pulp production. In 2005, approximately 58 percent of Halsey’s production was sawdust pulp. Additionally, the Company continues to use an expanded geographic base to maintain an adequate supply of chips for the portion of the Halsey pulp mill’s production which is based on softwood chips. The Company believes that, based on existing wood chip and sawdust availability both within the Willamette Valley region of Oregon and from other sources, fiber resources will be adequate for the Company’s requirements at the Halsey pulp mill for the foreseeable future.

Marketing and Distribution

The Company’s pulp is marketed globally through sales offices in Portland, Oregon and Brussels, Belgium and through agency sales offices around the world. In 2005, approximately 39 percent of the pulp segment’s revenues were derived from sales to Europe, 30 percent to North America, 27 percent to Asia and 4 percent to other markets. The Company sold pulp products to numerous customers during 2005, none of which accounted for more than 10 percent of consolidated revenues.

In 2005, approximately 51 percent of the Company’s pulp was sold to customers at market prices under long-term or “evergreen” contracts, renewable each year. Approximately 34 percent was sold to other repetitive customers without contract, with the balance sold on a spot basis. By establishing and maintaining long-term contractual relationships, the Company is better able to forecast and regulate production.

Backlog

The Company’s pulp customers enter into contracts for periods of one to three years or purchase pulp on a spot basis. The contractual customers provide the Company with annual estimates of their requirements, followed by periodic orders based on more definitive information. At December 31, 2005, the Company’s backlog of orders believed to be firm for both contractual and non-contractual customers was $110.7 million compared with $113.9 million at December 31, 2004. The backlog of pulp orders at year-end represents orders which are expected to be filled in the first quarter of the following year.

Competition

The pulp industry is highly competitive, with a substantial number of competitors having extensive financial resources, manufacturing expertise, and sales and distribution organizations, many of which are larger than the Company, but none of which is believed to be dominant. Canada and the Nordic countries produce substantially more market pulp than they consume, with the surplus being sold in Northern Europe, the United States, Japan and other Asian countries. Canada, Finland, Norway and Sweden are the principal suppliers of northern bleached softwood kraft pulp to world markets. The United States is a large exporter of hardwood and southern softwood pulp. Latin America also exports both hardwood and softwood pulp.

The principal methods of competition in the pulp market are price, quality, volume, reliability of supply and customer service. The Company’s competitive advantages include the strength of its northern softwood fiber, and the variety and consistent quality of the pulp it produces. In addition, Nanaimo has the operational flexibility provided by its three separate production lines in combination with the three principal species of fiber available in the region.

For further information regarding amounts of revenue, operating profit and loss and other financial information attributable to the pulp business, see Item 8, Note 13, “Segment Information” of the Notes to Consolidated Financial Statements.

Wood Products Business

The Company’s wood products business involves the manufacture and sale of dimension lumber and boards. At December 31, 2005, the wood products business, with current estimated annual capacity of approximately 1.0 billion board-feet, operated four sawmills in British Columbia and one sawmill in the Black Hills region of South Dakota. The Company is a significant manufacturer of machine stress rated (MSR) lumber, a premium lumber used in roof trusses. Long-length lumber, wide-width lumber and premium pine appearance grade lumber are also manufactured by the Company. These specialty products command premium prices to standard lumber. Wood chips and other by-products of the Company’s lumber operations are also sold. During the last three years, revenues from lumber sales were 88 percent or more of total wood products revenues with the balance being wood chips, other residuals and logs. Logs, which are raw material for the Company’s wood products operations, are obtained through long-term cutting licenses on public lands, open log market purchases, competitive bidding from federal agencies and long-term contracts on private lands.

Canadian Operations

Approximately 88 percent of the Company’s current lumber capacity is located in British Columbia. The Company operates the Fort St. James, Castlegar, Midway, and Grand Forks sawmills as well as the Fort St. James, Arrow Lakes and Boundary Timber forestry operations in British Columbia. Fort St. James is the Company’s largest lumber producer, with capacity of over 1.0 million board feet per production day of primarily SPF (Spruce-Pine-Fir). Castlegar also produces a large amount of SPF as well as offering a broad mix of western Canadian species in various widths and lengths up to 24 feet. The Grand Forks and Midway mills are significant producers of machine stress rated (MSR) lumber. Approximately 60 percent of the timber requirements for the Canadian mills in 2005 were obtained from the Provincial Government of British Columbia under long-term cutting licenses operating on 3.1 million acres of public lands with the remaining 40 percent purchased in competitive open log markets.

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

Timber harvesting operations are regulated under both the Forest and Range Practices Act and under the Forest Act, which empowers the Ministry of Forests to grant various forms of timber tenures, including Tree Farm Licenses (TFLs), Timber Supply Areas (TSAs), Forest Licenses (FLs) and timber sale licenses. The Forest and Range Practices Act (Act), which superseded the Forest Practices Code of British Columbia Act, became law in January 2004. The new Act replaced certain administrative requirements involved in forest planning with a results-based system that allows licensees to be more flexible in their approach, while achieving required forest responsibilities.

The annual allowable cut (AAC) for timber tenures is determined by the Ministry of Forests on a sustained yield basis and reflects timber growing conditions, regional and local economic and social interests, and environmental considerations. Cut control periods may not exceed five years. There are currently no annual minimum cut requirements; however, penalties are applied if the maximum AAC for the cut control period (generally five years) is exceeded by more than ten percent. The Company’s AAC in 2005 increased 0.6 million cubic meters with the acquisition of Fort St. James and was reduced by 0.2 million cubic meters from timber take-back under the Forestry Revitalization Plan at the beginning of 2006. The Company’s AAC is approximately 1.7 million cubic meters in 2006.

A TFL is an area-based tenure granted for a term of 25 years that is generally replaced every five to ten years for a further 25-year term, subject to satisfactory performance by the licensee of its obligation to manage the area on a sustained-yield basis as determined by the Ministry of Forests. Approximately 42 percent of the Company’s AAC in 2005 was derived from two TFLs (TFL 8 and TFL 23) operating on 1.4 million acres of timberland. TFLs are considered the most secure form of timber tenure. The Company’s two TFLs were both replaced effective March 1, 2000 with 25-year terms. New replacement licenses are expected in March 2007.

Provincial government timberlands that are not designated as TFLs are organized into TSAs. FLs are issued within each TSA with the overall harvest for the TSA managed by the Ministry of Forests on a sustained yield basis. FLs are volume based tenures that authorize a specified volume of timber to be cut within a specific TSA. FLs have a term of 15 years and are generally replaceable every five to 10 years for a further 15-year term, subject to satisfactory performance by the licensee of its forest management obligations as determined by the Ministry of Forests. The Company has two FLs that provided approximately 58 percent of the Company’s AAC in 2005. The Boundary FL, covering a total of 889,000 acres, was replaced on December 1, 1998 for a 15-year term. The Fort St. James FL, covering a total of 776,000 acres was obtained on April 22, 2005 for a term of approximately eight and one-half years. The Company is in compliance in all material respects with the terms of its forest tenures.

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown legislated that licensees, including the Company, were required to return to the Crown 20 percent of their annual allowable cut (AAC) in excess of 200,000 cubic meters. The Plan stated that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Company’s AAC was reduced by 177,000 cubic meters as of the beginning of 2006 with a further reduction of 22,000 cubic meters expected at the beginning of 2007. The timber tenure acquired in 2005 with the Fort St. James sawmill had already been reduced under the Plan and is not subject to further reduction. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. Accordingly, the Company expects its historical mix of approximately 70 percent tenure acquired logs and 30 percent open market log purchases to shift to a mix of approximately 55 percent tenure acquired logs and 45 percent open market log purchases. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license. Compensation discussions for the loss of harvesting rights were completed in December 2005. The Company received $4.0 million for the loss of these rights and recorded a $3.5 million gain on the transaction. An advance of $0.6 million was also received to compensate for the value of the loss of improvements and for costs expected to be incurred for certain deactivation activities on areas taken. Negotiations are ongoing with respect to these items.

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

The Company’s Canadian forest operates under an Environmental Management System and has certification under ISO 14001, which is an international standard for environmental systems. This system provides third party verification that the Company is committed to environmental protection of its operating areas, as well as the continual improvement of its performance with regard to the environment. The Company’s ISO 14001 re-registration, required every three years, was completed in 2003. In 2005, the Company was certified to the upgraded ISO 14001:1996 standard as part of the annual periodic assessment. Furthermore, the Company’s Canadian forest operations, as the result of a rigorous third party audit, were certified that the Company has met all of the requirements of the American Forest & Paper Association’s (AF&PA) Sustainable Forestry Initiative (SFI®) program. The Company’s SFI program re-registration audit for certification was completed in 2005 for a five-year period. The SFI program standard includes a land stewardship ethic that integrates the managing, growing, nurturing, harvesting and reforesting and replanting of trees with the conservation of soil, air and water quality, wildlife and fish habitat and aesthetics. Support for and conformity to the SFI program is mandatory for AF&PA member companies.

U.S. Operations

Approximately 12 percent of the Company’s current lumber capacity is located in the Black Hills region of South Dakota. The Company’s Spearfish, South Dakota sawmill is the largest producer of lumber in South Dakota. The Spearfish mill obtains its timber supply from both public and private lands in the Black Hills region and is also a participant in American Forest and Paper Association’s Sustainable Forestry Initiative (SFI) program. The mill produced 118.3 million board-feet of Ponderosa pine lumber in 2005, including premium pine appearance grade lumber. Of that volume, approximately 33 percent was dimension lumber and the other 67 percent was pine boards. From the dimension lumber, the Spearfish mill also produces specialty products like exterior log cabin siding and interior paneling. The Spearfish sawmill also produces various by-products such as wood chips, bark, sawdust and shavings that are sold to other manufacturers. At the Spearfish site, the Company also operates the Heartland Wood Pellet facility. This facility produces wood pellets for wood pellet stoves and pet bedding. Sales of this product totaled 26,900 tons in 2005, compared with 26,300 tons in 2004. In the Black Hills, the Company obtained approximately 63 percent of its timber requirements in 2005 from public sources under long-term timber harvesting contracts, 29 percent from private sources under long-term harvesting contracts and 8 percent was purchased in competitive open log markets.

Canada—U.S. Trade Issues

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

In response to the petitions, the ITC conducted an investigation and, in May 2002, determined that the lumber industry in the United States was threatened with material injury by reason of softwood lumber imports from Canada. Also in May 2002, the DOC determined the CVD deposit rate to be 18.79 percent and the ADD deposit rate applicable to the Company to be 8.43 percent, resulting in a combined duty deposit rate of 27.22 percent on the Company’s lumber imports from May 22, 2002 to December 20, 2004.

As a result of the ITC and DOC rulings, on May 22, 2002, the Company began expensing and making cash deposits of import duties at the combined 27.22 percent deposit rate, and incurred duties of $14.1 million in the balance of 2002. The Company continued to incur import duties in 2003 and for nearly all of 2004 at the 27.22 percent deposit rate, and its results included duty costs of $29.4 million in 2003 and $42.3 million in 2004. In December 2004, the DOC lowered the duty rates and the Company incurred duties for nearly all of 2005 at a combined 20.15 percent rate and its results included duty costs of $37.3 million in 2005. Accordingly, the

Company has made total cash deposits of $123.1 million with respect to lumber imported into the U.S. from May 22, 2002 to December 31, 2005.

A summary of the CVD and ADD liabilities recorded at December 31, 2005, 2004 and 2003 and changes during the years then ended is presented as follows:

	2005	2004	2003
	(thousands)
Beginning balance	$1,300	$900	$1,300
Duties accrued	37,300	42,300	29,400
Duties deposited	(38,000)	(41,900)	(29,800)

Ending balance	$600	$1,300	$900

The rulings of the ITC and the DOC have been appealed by Canadian authorities to panels under the North American Free Trade Agreement (NAFTA) and of the World Trade Organization (WTO). In August 2004, a NAFTA panel ruled for the third time that the ITC’s determination of a “threat of material injury” from subsidized and dumped imports of Canadian softwood lumber was not supported by substantial evidence, and this time remanded the case to the ITC with explicit instructions to issue a final determination consistent with the panel’s findings. In September 2004, the ITC complied with the NAFTA panel’s order and issued a final decision “that the U.S. softwood industry is not threatened with material injury by reason of subject imports from Canada.” In so doing, the ITC stated for the record that it believed that the NAFTA panel had exceeded its authority, violated NAFTA, seriously departed from fundamental rules of procedure, and committed legal error. In November 2004, the United States government filed an appeal of this final decision with the Extraordinary Challenge Committee (ECC) provided for under NAFTA and on August 11, 2005, the ECC upheld the NAFTA panel ruling. This decision should have had the effect of invalidating the duties on Canadian softwood lumber and requiring the refund of all duties deposited to date; however, the United States continues to dispute the applicability of this decision and Canada has filed another lawsuit in the U.S. Court of International Trade challenging the United States’ position.

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

In December 2004, the DOC determined the CVD rate to be 17.18 percent and the ADD rate applicable to the Company to be 4.03 percent (or a 21.21 percent combined rate) for the first administrative review periods. This new rate was effective for cash deposits on Company shipments beginning December 20, 2004. On January 24, 2005, the DOC further reduced the ADD rate applicable to the Company to 3.78 percent and on February 24, 2005, the DOC further reduced the CVD rate to 16.37 percent, resulting in a combined cash deposit rate for the Company of 20.15 percent. Cash deposits paid by the Company on lumber imports during the first administrative review period totaled $4.8 million in excess of the duties payable at the new rates determined for these periods.

In December 2005, the DOC determined the CVD rate to be 8.70 percent and the ADD rate applicable to the Company to be 2.11 percent (or a combined rate of 10.81 percent) for the second administrative review periods consisting of the period from April 1, 2003 to March 31, 2004 for the CVD and May 1, 2003 through April 30,

2004 for the ADD. This new rate was effective for cash deposits on Company shipments beginning December 13, 2005. Cash deposits paid by the Company on lumber imports during the second administrative review period totaled $17.6 million in excess of the duties payable at the new rates determined for these periods.

The Canadian government has appealed the first administrative review of the CVD determination to a NAFTA dispute settlement panel with U.S. industry and trade groups having appealed the ADD determination to the U.S. Court of International Trade. The Canadian government has filed a complaint with the NAFTA Secretariat to appeal the results of the second administrative review to a NAFTA dispute settlement panel. While the appeals are pending, no refunds of excess CVD or ADD payments will be made. The appeal process is likely to take at least two years from initiation to completion, assuming no earlier settlement. Given the uncertainties of the appeal process and ultimate payment of refunds, the Company has not recorded a receivable for any potential refunds of duties paid.

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

Marketing and Distribution

In 2005, approximately 84 percent of the Company’s lumber products were sold to wholesalers and distributors, with the remainder sold to remanufacturers and builders. Wood chips produced by the Company’s sawmills are sold to manufacturers of pulp in the U.S. and Canada. Approximately four percent of logs acquired in 2005 were sold to other Canadian forest products companies.

Selling and marketing of the Company’s wood products is centralized in its Portland, Oregon office. Although the Company does not have distribution facilities at the retail level, the Company utilizes several reload facilities around the U.S. to assist in moving the product closer to the customer and holds inventory in a number of customer distribution yards. The Company sold wood products to numerous customers during 2005, none of which accounted for more than 10 percent of consolidated revenues.

Backlog

The Company normally maintains four to six weeks of lumber inventory. At December 31, 2005, lumber orders were approximately $14.5 million compared with approximately $10.5 million at December 31, 2004. This backlog represented an order file for the Company that generally would be shipped within a month or is in transit in the U.S.

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

For further information regarding amounts of revenue, operating profit and other financial information attributable to the wood products business, see Item 8, Note 13, “Segment Information” of Notes to Consolidated Financial Statements.

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

Canadian Operations

The major environmental issues for pulp producers in British Columbia are the management of wastewater, air emissions and solid waste in compliance with an extensive body of applicable environmental protection laws and regulations. The Nanaimo and Mackenzie mills have comprehensive environmental management programs in place, including modern pollution abatement and control technologies, detailed operating procedures and practices, early warning systems, scheduled equipment inspections and emergency response planning. Regular independent audits ensure that the environmental programs are being implemented effectively and that all regulated requirements are being met.

The Mackenzie pulp mill is subject to new particulate emission standards that the British Columbia Ministry of Environment expects the mill to comply with by the fourth quarter of 2006. The Company performed a feasibility study in 2002 to determine the appropriate control devices and equipment configuration necessary to reduce particulate emissions from the mill’s power boiler. The cost of the equipment required to reduce particulate emissions to the new regulatory standard is estimated to be approximately $8.5 million. The Company has delayed capital spending on this project as a third party is planning to build a co-generation wood waste fired power plant in the Mackenzie area, subject to obtaining a long-term power supply contract from the British Columbia Hydro and Power Authority (“BC Hydro”). A decision from BC Hydro is expected in the second quarter of 2006 and if the contract is approved, this facility is expected to be operational by 2009. If built, this facility would allow the Company to reduce the operating levels of its power boiler to comply with the new emissions standards while buying the additional required steam from the new facility, thereby eliminating the need for the Company to invest in the emissions control equipment. The Company has met with the Ministry of Environment on this matter, and believes that it will obtain relief from the deadline for compliance with the new emissions standards if BC Hydro approves the co-generation power contract. If the co-generation project is not approved and if the Company does not otherwise obtain relief from compliance, the Company can comply with the new emissions standard until it installs the necessary emissions control equipment either by substituting natural gas for a portion of the wood waste component of the power boiler’s fuel supply or by curtailing production, depending on the relative economics of pulp and natural gas prices.

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

The Canadian federal Species at Risk Act (SARA) was enacted in 2002 to provide protective measures in Canada for at least 50 years for species identified as being at risk and for critical habitat. The first two transitional phases were introduced in 2003, identifying wildlife included in the SARA listing and establishing the timeline for recovery strategies to be prepared. The third phase, effective June 1, 2004, covered the SARA prohibitions, including critical habitat protection and enforcement of the law. Prohibited activity includes damage or destruction of the residences of any listed endangered or threatened species, or a listed extirpated species if a recovery strategy has recommended its reintroduction into the wild. It is not known what additional restrictions on timber harvests or other forest management practices, increases in operating costs or affect on timber supply and prices will result from implementation of this act.

In British Columbia, the Company’s forest resources and related logging activities and reforestation responsibilities have been affected by governmental actions over the past several years. Refer to “Wood Products Business, Canadian Operations” for the discussion on the impact of the Provincial Government of British Columbia’s Forest and Range Practices Act (Act).

U.S. Operations

In 1998, the Environmental Protection Agency (EPA) published regulations establishing standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act, collectively referred to as the “Cluster Rules.” The Company’s exposure to these regulations relates to the Company’s Halsey pulp mill. Compliance with certain portions of the Cluster Rules was required in 2001 and 2002, with other portions required in 2006. The EPA also promulgated Maximum Achievable Control Technology (MACT) requirements for pulp mill combustion sources which required installation of modified particulate emission control equipment. The installation of this equipment was completed at the Halsey mill in 2003 at a cost of $1.1 million. In 2005, the Company completed the installation of equipment required to comply with the portion of the Cluster Rules that become effective in 2006 at a cost of $2.4 million.

In September 2004, the EPA published rules for Industrial Boiler Combustion MACT requirements with compliance required by 2007. These rules could have affected the Company’s sawmill located in Spearfish, South Dakota, where such a boiler is operated. The Company has completed an evaluation of its Hazardous Air pollutants emission levels at this location and has determined that the Company’s emissions levels do not trigger new compliance requirements. The Company has communicated its results to the South Dakota regulatory agency and approval of compliance and no further action is expected in 2006.

See Item 3. “Legal Proceedings” for a discussion of certain environmental legal proceedings.

Employees

At December 31, 2005, the Company employed 2,500 employees of whom 2,000 were paid on an hourly basis. Approximately 58 percent of the Company’s employees were associated with the Company’s wood products business, 39 percent were associated with the Company’s pulp business and the balance consisted of corporate management, marketing and administration personnel.

Most of the Company’s hourly employees are covered under collective bargaining agreements. In 2005, the Company concluded negotiations with its U.S. unions in Halsey, Oregon covering approximately 141 employees. The renewed contract expires in May 2008.

The Canadian Merchant Service Guild (CMSG) represents 28 Arrow Lakes employees in British Columbia. The agreement with the employees covered under this collective bargaining agreement expired on September 30, 2005. The Company and the union are continuing to negotiate a renewal of the contract.

Geographic Regions

For information regarding the Company’s revenues and long-lived assets by geographic area, see Item 8, Note 13, “Segment Information” of the Notes to Consolidated Financial Statements.

Company Internet Site

The Company files with the Securities and Exchange Commission (SEC) its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, Definitive Proxy Statements, and periodic Current Reports on Form 8-K. The public may read and copy any material filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC.

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

Item 1A.	Risk Factors

Cautionary Language Regarding Forward-Looking Statements. This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the discussion of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this report, the words “anticipate,” “believe,” “estimate,” “may,” “will,” “expect,” “plan” and “intend” and similar expressions, as they relate to us or our management, are intended to identify forward looking statements. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward looking statements. These statements are based upon the current expectations and assumptions of, and on information available to, our management. Further, investors are cautioned that, unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. In addition to specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially from those expressed or implied by the forward looking statements include (but are not limited to) the following:

We have required waivers to maintain compliance with financial covenants and must refinance our Halsey pulp mill leases, and could face defaults if we are unable to do so.

Certain of our debt agreements contain customary conditions to borrowing, including compliance with financial covenants relating to maximum leverage ratios, net worth tests, minimum interest coverage ratios and minimum liquidity amounts. As of December 31, 2005, we would have been in violation of two financial covenants under our Halsey pulp mill leases, except that on December 28, 2005, we entered into amendments pursuant to which the other parties to the Halsey leases waived compliance with the covenants. The Halsey leases include early repurchase options pursuant to which we may repurchase the Halsey mill on January 2, 2007 for an aggregate repurchase price of $59.1 million. Under the lease amendments signed on December 28, 2005, the covenant waivers expire as of September 30, 2006 if we haven’t given irrevocable notice of exercise of the early repurchase options by that date. Accordingly, we face likely defaults if we do not refinance the $59.1 million repurchase price by January 2, 2007. As of March 31, 2006, we expect to be out of compliance with a covenant under our Canadian revolving credit facility and, accordingly, on March 29, 2006, we obtained a waiver from the lenders. This facility expires in July 2006 and, unless renewed or replaced, will convert into two term loans at that time and be unavailable for further revolving borrowings. We also expect to be out of compliance with covenants under our U.S. revolving credit facility at March 31, 2006, and therefore have obtained a waiver from that lender as well. Compliance with covenants under our revolving credit facilities, or waivers, is necessary for us to comply with the new quarterly $15 million minimum liquidity covenant under the Halsey leases. While we do not expect to be out of compliance with financial covenants at June 30, 2006, if our second quarter financial results are worse than expected, we could be out of compliance. Any failure by us to comply with applicable covenants and early purchase obligations, or to obtain waivers therefrom, would result in an event of default with respect to, and could result in the acceleration of, a portion of our debt, which, in turn, could lead to our inability to pay our debts.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In connection with our 2005 financial statements our independent registered public accounting firm issued an unqualified opinion containing an explanatory paragraph that states that we have significant borrowings which require compliance with financial covenants subject to quarterly measurement and have suffered recurring losses, which raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. The fact that this opinion has been issued could have material adverse effects on our business, results of operations and cash flows, by causing parties we deal with to question our financial ability to perform our obligations. For example, one or more of our suppliers could decide not to sell to us or impose restrictive sales terms. Financial uncertainty also could affect our relationships with customers, employees and others.

Our indebtedness could reduce our ability to use cash flow for purposes other than debt service or otherwise restrict our activities.

Our total debt as a percentage of total capitalization at December 31, 2005 was 75 percent. This leverage, or higher leverage if we were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Our high level of leverage requires a substantial portion of our cash flow from operations to satisfy debt service requirements, thereby reducing our ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. High leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

Exchange rate fluctuations have harmed and could continue to harm our operating results and cash flows.

Although our sales are made primarily in U.S. dollars, the majority of our operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, adversely affect our results of operations and cash flows. A substantial portion of our pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects our customers’ ability to pay and our relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on our business, financial condition and results of operation. For example, a change in the Canadian to U.S. dollar translation rate from 0.86 to 0.87 would decrease pre-tax income as measured in U.S. dollars by an estimated $6.3 million on an annual basis.

Fluctuations in our product prices and demand could harm our operating results and cash flows.

Our financial performance depends primarily on the prices we receive for our products. Prices for both pulp and lumber products are highly cyclical and have fluctuated significantly in the past and may fluctuate significantly in the future. Increases or decreases in production capacity, increases or decreases in operating rates and changes in customer consumption patterns will cause changes in product prices. The economic climate of each region where our products are sold has a significant impact on the demand, and therefore the prices, for pulp and lumber. Changes in regional economies can cause fluctuation in prices and sales volumes and, as a result, directly affect our profitability and cash flows. The continued uncertainties in the economic conditions of the United States and other international markets could adversely affect our results of operations and cash flows. The amount of downtime that our mills take fluctuates based on changes in pricing and demand for our products. Any future downward fluctuation in prices could have a material adverse effect on our business, financial condition and results of operations.

Our markets are highly competitive.

Our products are sold primarily in the United States, Europe, Canada and Asia. The markets for our products are highly competitive on a global basis, with a number of major companies competing in each market with no company holding a dominant position. For both lumber and pulp, a large number of companies produce products that are reasonably standardized; therefore, the traditional basis for competition has been price. Other competitive factors are quality of product, reliability of supply and customer service. In recent years, we have experienced increased competition and pricing pressure from new low-cost hardwood pulp producers in South America. Because of greater resources, many of our competitors may be able to make greater investments in technology or other cost cutting improvements, adapt more quickly to industrial changes or devote greater resources to the sale of their products. We cannot assure that we will be able to compete successfully against such competitors.

We face significant fees on lumber imports into the United States.

In May 2002, the U.S. International Trade Commission, or ITC, imposed duties on certain types of softwood lumber imported into the United States from Canada after determining that imports of certain types of softwood lumber from Canada threatened U.S. softwood lumber mill operators. Based on findings of the U.S. Department of Commerce, or DOC, regarding subsidies and dumping margins, the ITC’s decision has subjected our imports of certain types of softwood lumber from Canada, on or after May 22, 2002, to these duties which have had a material adverse effect on our Wood Products business results of operations and cash flows. Various NAFTA and WTO rulings have been issued to date in Canada’s appeals of these duties, and these rulings are subject to further appeals. In the event that final rates differ from the depository rates, ultimate costs may be higher or lower than those recorded to date. The ultimate outcome or effect of NAFTA and WTO reviews, or whether a settlement between the Canadian and U.S. governments may be reached, cannot be predicted.

Our operations require substantial capital, and we may not have adequate capital resources to meet all of our capital requirements.

Our businesses are capital intensive, and we regularly incur capital expenditures to expand our operations, maintain our equipment, increase our operating efficiency and comply with environmental laws. Our total capital expenditures were approximately $43.7 million in 2005, and we expect to spend approximately $28.5 million on capital expenditures during 2006. If we require additional financing to fund capital expenditures, we may not be able to obtain it on favorable terms, or at all. In addition, our debt service obligations reduce our available cash flows. If we cannot maintain or upgrade our equipment or ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations, or we may become unable to manufacture our products at costs or quality that can compete effectively in one or more of our markets.

We are subject to extensive environmental regulation.

Our pulp and lumber operations are subject to a variety of national and local laws and regulations, many of which deal with the environment. These laws and regulations impose stringent standards on our operations regarding, among other things, air emissions, water discharges, use and handling of hazardous materials, use, handling and disposal of waste and remediation of environmental contamination. Changes in these laws or regulations have in the past, and could in the future, require us to make substantial expenditures in order to comply, which could have a material adverse effect on our business, results of operations and cash flows.

We may be subject to environmental liabilities that could require substantial expenditures.

We are currently participating in the investigation and remediation of environmental contamination at two sites on which we previously conducted business. In addition, we are working with the Ministry of Environment in British Columbia regarding environmental contamination at the Mackenzie mill. We may also be required to investigate and remediate environmental conditions at other sites if contamination, presently unknown to us, is discovered. The ultimate cost to us for site remediation and monitoring of these sites cannot be predicted with certainty due to the difficulties in estimating the ultimate cost of remediation and determining the extent to which contributions will be available from other parties. Expenditures that may be required in connection with these sites could have a material adverse effect on our business.

The availability and pricing of the raw materials we use are subject to fluctuations, which could increase our expenses.

Logs, wood chips and sawdust, the principal raw materials used in the manufacture of our products, are purchased in highly competitive, price-sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors, many of which are beyond our control. Changes in the pricing of logs under British Columbia’s current stumpage system as the result of negotiations to resolve the U.S. – Canada lumber import duty issue could affect the cost of logs for our Canadian sawmills. Other factors include changing environmental and conservation regulations and natural disasters, such as forest fires, infestations, wind storms or other extreme weather conditions. A decrease in the supply of logs, wood chips and sawdust can cause higher raw material costs and, as a result, material fluctuations in our results of operations and cash flows.

Our Nanaimo pulp mill’s long-term fiber supply agreement with Weyerhaeuser was assumed by Cascadia Forest Products LTD (Cascadia), a wholly-owned subsidiary of Brascan Corporation, in May 2005, concurrent with the sale of Weyerhaeuser’s coastal sawmill and timberlands. The contract allows us to acquire 1.7 million cubic meters of fiber per year through 2019. Our Mackenzie pulp mill purchases approximately 72 percent of its fiber requirements from sawmills primarily located in Mackenzie, British Columbia and operated by Canfor. Fiber is purchased at market or at prices determined under a formula intended to reflect market value of the fiber. The failure by Cascadia or Canfor to produce the required fiber pursuant to these contracts could have a material adverse effect on us. There can be no assurance that we will be able to obtain an adequate supply of softwood fiber for our pulp operations from these or alternate suppliers.

We are subject to Canadian forest management policies and regulations that could harm our supply and cost of logs.

In March 2003, the Government of British Columbia, or Crown, introduced the Forestry Revitalization Plan, or Plan, that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including us, are required to return to the Crown 20 percent of their annual allowable cut or AAC, in excess of 200,000 cubic meters. As a result, we anticipate that our historical mix of approximately 70 percent tenure acquired logs and 30 percent open market log purchases will shift to a mix of approximately 55 percent tenure acquired logs and 45 percent open market log purchases. Our AAC has been reduced by 177,000 cubic meters as of the beginning of 2006 and we expect a further reduction of 22,000 cubic meters at the beginning of 2007. The timber tenure acquired in 2005 with the Fort St. James sawmill had already been reduced under the Plan and is not subject to further reduction. Although we expect the reductions in our AAC to be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures, and our average purchased log costs have been slightly lower than our tenure acquired log costs for the last three years, there is uncertainty as to the impact our AAC reduction will have on the supply and cost of purchased logs available to us. Accordingly, we cannot assure you that our increased dependence on purchased logs will not have an adverse affect on our results of operations and cash flows.

In addition, as part of the Plan, the Crown has proposed to introduce a market-based timber pricing system for stumpage fees in the British Columbia interior. The market-based timber pricing system was originally targeted to be implemented in 2004; however, it now appears that the provincial government is re-evaluating this system with no specific implementation date. While we generally believe that a new market-based system would result in some increase in stumpage fees compared to the existing system, we cannot estimate the amount of the potential impact.

We depend on third parties for transportation services.

We rely primarily on third parties for transportation of the products we manufacture and distribute, as well as for delivery of our raw materials. In particular, a significant portion of the goods we manufacture and raw materials we use are transported by railroad, trucks, and ships. If any of our third-party transportation providers were to fail to deliver the goods we manufacture or distribute in a timely manner, we may be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm our reputation, negatively impact our customer relationships and have a material adverse effect on our financial condition and operating results.

A material disruption at one of our facilities could prevent us from meeting customer demand, reduce our sales and negatively impact our net income.

One or more of our major pulp mills or sawmills, or one of its larger machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including prolonged power failures; an equipment failure; a chemical spill or release; explosion of a boiler; the effect of a drought or reduced rainfall on water supply; disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels; fires, floods, earthquakes, or other catastrophes; terrorism or threats of terrorism; labor difficulties; or other operational problems. Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures.

If our relationships with our union employees were to deteriorate, we could be faced with labor shortages, disruptions or stoppages, which could adversely affect our business and reduce operating margins and income.

Approximately 80 percent of our employees are paid on an hourly basis and most of these employees are covered under collective bargaining agreements. If we were unable to reach agreement on the terms of any collective bargaining agreement with any group of our employees, we could be subject to work slowdowns or stoppages.

An increase in the cost of our purchased energy would lead to higher manufacturing costs, which could adversely affect our operating results.

Energy is vital to our operations and is one of our significant raw materials. We estimate that energy comprised approximately ten percent of the cost of sales of the Pulp segment and approximately three percent of the cost of sales of the Wood Products segment during 2005 and 2004. Energy prices, particularly for electricity and natural gas, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. Increases in the cost of purchased energy have adversely affected, and further increases in such costs could further adversely affect, our operating results and cash flows.

Our forest operations may be adversely affected by First Nations People’s claims to Canadian land.

Our Canadian forest operations are primarily carried out on public forestlands under forest licenses. Many of these lands are subject to the constitutionally protected treaty or common law rights of the First Nations people of Canada. First Nations groups in British Columbia have made claims of ownership or interests in substantial portions of land in the Province and are seeking compensation from the government with respect to these claims. The Supreme Court of Canada has held that the First Nations groups have a spectrum of aboriginal rights in lands that have been traditionally used or occupied by their ancestors. The Court’s decision did not apply to any particular lands and was stated in general terms. The Court held that aboriginal rights and title are not absolute and may be infringed upon by government in furtherance of a legislative objective, including forestry, subject to meeting a justification test and being consistent with the fiduciary relationship between government and First Nations groups.

To address the claims of the First Nations groups, the governments of Canada and British Columbia instituted a negotiation process under the administration of a treaty commission. In July 2002, the voting public approved a referendum of principles for treaty making. This gave Provincial negotiators the authority to negotiate and make commitments on topics that are consistent with the referendum principles and for which current policies exist. Any settlements that may result from the negotiation process may involve a combination of cash and resources and grants of conditional rights to gather food on public lands and some rights of self-government. The issues surrounding aboriginal rights and title are not likely to be resolved by the Canadian governments in the near future. In November 2004, the Supreme Court of Canada confirmed that the Crown has a duty to consult with First Nations when the Crown has knowledge, real or constructive, of the potential existence of an aboriginal right or title and contemplates conduct that might adversely impact it. The consultation process required by the Court is currently not clearly defined, creating some uncertainty regarding Crown processes for grants and renewals of timber tenures. If significant areas of Canada are found by the courts to be subject to aboriginal title, the Company’s forest tenures and its ability to harvest timber from those tenures could be materially adversely affected. A reduction in the timber supply could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

With the exception of the Halsey mill, the Company owns all of its facilities used in the production of pulp and lumber. The Company leases approximately 40,000 square feet of office space in Portland, Oregon for its corporate administrative and sales functions. This operating lease expires in June 2009.

Pulp Facilities

The following tabulation states the location, current annual capacity and 2005 production of the Company’s pulp mills in metric tons:

Location	Capacity at December 31, 2005(1)	2005 Production
Halsey, Oregon	185,000	187,100	(2)
Nanaimo, British Columbia	399,000	399,000
Mackenzie, British Columbia	235,000	234,300

Total	819,000	820,400

(1)	Assumes 24-hour days, 365 days per year, except for days scheduled for planned maintenance.
(2)	Includes production of 2,500 metric tons of pulp processed from semi-finished (wetlap) pulp acquired in 2005.

The Company has operated a bleached kraft pulp mill near Halsey, Oregon since the late 1970s. The Halsey pulp mill and its chlorine dioxide facility were sold and leased back in two separate transactions in 1999 and 2001, which are being accounted for as capital leases. The Halsey pulp mill leases expire in 2012. The Company has two purchase options under the leases; one is exercisable in 2007 and the other is exercisable at the end of the lease term. Additional information regarding the Halsey mill leases is included in Item 8, Note 7, “Debt” of the Notes to Consolidated Financial Statements.

The Nanaimo pulp mill is located on a site owned by the Company in Nanaimo on the east coast of Vancouver Island in British Columbia. The Mackenzie pulp mill is located in the town of Mackenzie in the northern interior of British Columbia on a site owned by the Company. The Nanaimo and Mackenzie pulp mills are subject to mortgages securing the Company’s Canadian credit facility.

Wood Products Facilities

The following tabulation states the location, current estimated annual capacity and 2005 production of the Company’s lumber mills in thousand board-feet:

Location	Capacity at December 31, 2005		2005 Production
Spearfish, South Dakota	122,000	(1)	118,300	(1)
Grand Forks, British Columbia	155,000	(2)	151,600	(2)
Midway, British Columbia	188,000	(1)	182,000	(1)
Castlegar, British Columbia	277,000	(1)	254,500	(1)
Fort St. James, British Columbia	288,000	(3)	177,400	(3)

Total	1,030,000		883,800

(1)	Based on operating two shifts, five days per week.
(2)	Based on operating one and a half shifts, five days per week.
(3)	Based on operating two shifts, five days per week. Production in 2005 does not include production before acquisition on April 25, 2005.

The Forestry Revitalization Plan (Plan) may expand the Company’s flexibility in transferring logs between its Canadian sawmills. Changes in the Company’s Canadian operations related to the Plan could affect the indicated capacities.

Beginning in the second quarter of 2006, the Company intends to operate the Midway sawmill on a reduced basis. The Company will operate the Midway sawmill and dry kilns on a one-shift-per-day basis (down from two shifts per day) and will transport the unfinished lumber 35 miles to the Grand Forks sawmill for planing and shipping. The Company has been modernizing and upgrading the Grand Forks sawmill, which will have approximately 255 million board-feet of annual production capacity after the mill upgrade is completed, expected about the end of the first quarter of 2006. Under the reduced shift schedule, the Midway sawmill will have approximately 95 million board feet of annual production capacity. Operation of the Midway sawmill will be subject to the availability of logs in excess of those needed to supply the expanded Grand Forks sawmill, and the Company expects Midway to take down-time for a portion of the second quarter of 2006 for lack of logs.

Wood chips are produced as a result of the operation of the Company’s lumber mills. It is estimated that the current aggregate annual capacity in 2006 for such production is approximately 444,000 bone-dry units. Chip production in 2005 totaled 423,000 bone-dry units.

The Fort St. James lumber mill is subject to a mortgage securing the Company’s Canadian credit facility. The Spearfish lumber mill is subject to a mortgage providing additional security for the Company’s obligation under the Halsey pulp mill leases.

Item 3.	Legal Proceedings

The Company is a party to legal proceedings and environmental matters generally incidental to the business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables, the Company currently believes that adequate reserves have been established for probable losses when the amount could be reasonably determined. The Company regularly monitors its exposure to legal and environmental loss contingencies and, as additional information becomes available, the Company’s estimates may change. See Item 8, Note 11, “Commitments and Contingencies” of Notes to Consolidated Financial Statements.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens, Oregon, required further investigation. The Company is currently participating in the investigation phase of this site and completed additional bioassay and sediment testing and site analysis in 2004 and 2005. The Company expects to complete its sediment evaluation and establish site remedial action goals with ODEQ in 2006. The Company currently expects the majority of the remediation costs to be incurred in 2007 thru 2009, with post-remediation monitoring costs to begin in 2010 and to continue for 20 years.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site sediments and surrounding area at Port Gamble, Washington. WDOE requested that the Company perform an investigation of sediments in the bay adjacent to the mill site to determine the extent of wood waste accumulation. Remediation dredging was completed in 2003 as part of the sediment clean up action plan submitted to WDOE. The Company received approval of its remediation plan from WDOE in April 2004 and submitted a sediment baseline study in October 2004. The sediment baseline study indicated that the site was approximately 80 percent recovered to-date. In November 2004, the Company received a request from WDOE to perform additional study and analysis of the mill site sediments. The Company is in discussions with WDOE to identify further remediation steps for the site. The Company expects to incur monitoring costs through 2014.

The Company formerly leased a 72-acre site adjacent to the Port Gamble sawmill site as a log raft holding area from the Washington Department of Natural Resources (DNR). In 2003, the WDOE issued a “no further action” letter for the site declaring that there were negligible environmental effects from wood debris sediments at the log raft holding area. In 2004, DNR advised the Company that it was proposing additional site investigations as a condition precedent to final termination of the lease. The Company continues to discuss resolution of this issue with DNR and WDOE, but does not anticipate resolution until wood sediment standards for the state of Washington are established by WDOE, which could take many years.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to remediate the basin. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company has worked with British Columbia’s Ministry of Environment to develop an appropriate remediation strategy. The Company performed site testing and a series of partial basin dredges in 2003 and extensive dredging in 2004 and in 2005. Further dredges are planned for 2006 and 2007 to complete the remediation.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant Who Are Not Directors

In addition to the executive officer who is also a director of the Company, the following executive officers are not directors:

Angel M. Diez, age 60, has been Vice President—General Manager, Pulp, since February 2001. Prior to becoming Vice President—General Manager, Pulp, Mr. Diez was Vice President—Sales and Marketing, Pulp,

upon joining the Company in 1992. Prior to joining Pope & Talbot, he held positions with Perry H. Koplik & Sons, Inc., Publishers Paper and Boise Cascade.

Maria M. Pope, age 41, was appointed Vice President and General Manager, Wood Products Division in December 2003. Ms. Pope was the Vice President, Chief Financial Officer and Secretary from 1999 to 2003, and held various financial positions since joining the Company in 1995. Ms. Pope previously worked for Levi Strauss & Co. and Morgan Stanley & Co., Inc. Ms. Pope is the daughter of Peter T. Pope, former Chairman of the Board of the Company and a director of the Company.

Richard K. Atkinson, age 54, was appointed Vice President—Chief Financial Officer and Secretary in December 2003. Prior to joining Pope & Talbot, he was the Vice President and Chief Financial Officer of Sierra Pacific Resources, an electric utility, from December 2002 to December 2003. He was Vice President, Treasurer of Sierra Pacific Resources from 2000 to 2002 and held various financial positions there since 1980.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Pope & Talbot, Inc. common stock is traded on the New York stock exchange under the symbol POP. The number of registered shareholders at year-end 2005 was 581.

On November 3, 2005, the Company’s Board of Directors suspended the quarterly dividend to conserve the Company’s net worth and cash balances. Information regarding the high and low sales prices for the common stock reported on the New York Stock Exchange and cash dividends paid per share during 2005 and 2004 is included in Item 8, Note 15, “Quarterly Information (Unaudited)” of the Notes to Consolidated Financial Statements.

Item 6.	Selected Financial Data

	Years ended December 31,
	2005	2004	2003	2002	2001
	(thousands except per share)
Financial Results
Revenues	$848,845	$762,665	$612,679	$546,333	$499,227
Depreciation and amortization	38,130	37,672	38,171	35,331	30,840
Interest expense, net	21,600	20,256	21,389	17,586	12,563
Income (loss) before income taxes	(50,782)	14,426	(40,440)	(32,091)	(42,944)
Income tax provision (benefit)	(773)	3,299	(15,628)	(11,141)	(18,039)

Net income (loss)	$(50,009)	$11,127	$(24,812)	$(20,950)	$(24,905)

Cash provided by (used for) operating activities	$(14,375)	$35,676	$18,262	$17,735	$24,258
EBITDA(1)	8,948	72,354	19,120	20,826	459
Lumber import duties accrued	37,300	42,300	29,400	(1,500)	15,600

Per Common Share
Basic earnings (loss) per share	$(3.09)	$0.70	$(1.59)	$(1.34)	$(1.68)
Diluted earnings (loss) per share	(3.09)	0.69	(1.59)	(1.34)	(1.68)
Cash dividends	.24	.32	.32	.60	.60

Financial Position
Current assets	$218,049	$211,241	$179,140	$167,718	$196,941
Properties, net	386,401	340,038	335,008	304,347	318,061
Other assets	26,203	19,348	25,414	32,323	24,475

Total assets	$630,653	$570,627	$539,562	$504,388	$539,477

Current liabilities	$169,163	$112,890	$89,725	$108,209	$102,841
Long-term liabilities	81,258	64,469	59,229	46,405	44,494
Long-term debt, net of current portion	268,200	229,634	244,143	205,922	220,029
Stockholders’ equity	112,032	163,634	146,465	143,852	172,113

Total liabilities and stockholders' equity	$630,653	$570,627	$539,562	$504,388	$539,477

Financial Ratios
Return on equity	(36)%	7%	(17)%	(13)%	(14)%
Total debt to total capitalization	75%	59%	63%	62%	58%

Pulp (metric tons)
Sales volume(2)	836,400	798,600	786,600	771,200	644,100
Average price realization	$529	$541	$470	$419	$452

Lumber (thousand board feet)
Sales volume(3)	885,800	657,200	625,400	594,800	529,600
Average price realization	$405	$442	$343	$321	$329
Number of Employees	2,500	2,255	2,218	2,229	2,223

(1)	EBITDA equals net income (loss) before income taxes and net interest expense, plus depreciation and amortization, and is reconcilable to the Company’s net income (loss) using the depreciation and amortization in the above table and net interest expense and income tax provision (benefit) as indicated in the Consolidated Statements of Operations. The Company considers EBITDA to evaluate the operating performance of the Company’s business on a consolidated basis and for each of its operating segments. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others, in addition to and not in lieu of generally accepted accounting principles (GAAP) results to evaluate companies in its industry. EBITDA is not a measure of liquidity under GAAP and should not be considered as an alternative to net cash provided by (used for) operating activities.
(2)	Includes sales volume since Mackenzie acquisition on June 15, 2001.
(3)	Includes sales volume since Fort St. James acquisition on April 25, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s financial performance declined in 2005 as a result of lower market prices for both pulp and lumber and a weaker U.S. dollar which increased reported pulp and wood products manufacturing costs that are incurred primarily in Canadian dollars. Import duties on Canadian softwood lumber continued to adversely affect results, but at lower rates than experienced in 2004. In addition, the Company recorded a valuation allowance against its U.S. deferred tax assets resulting in a $22.3 million expense in the fourth quarter of 2005. The Company lost $50.0 million in 2005 on revenues of $848.8 million, compared with net income of $11.1 million in 2004 on revenues of $762.7 million and a net loss of $24.8 million in 2003 on revenues of $612.7 million. Net loss per share was $3.09 for 2005. This compares with net income per diluted share of $0.69 for 2004 and a net loss per share of $1.59 for 2003. The 2005 results include the operations of the Fort St. James sawmill from the acquisition date of April 25, 2005.

The following issues have significantly affected the Company’s recent operating results, and are expected to continue to affect the Company.

Financial Leverage

The Company’s total debt to total capitalization ratio was 75 percent at December 31, 2005 compared with 59 percent at December 31, 2004 and 66 percent at September 30, 2005. The increases in the debt ratio were primarily due to an increase in total debt of $96.8 million during 2005 and $39.5 million during the fourth quarter of 2005. The Company’s primary cash requirements in 2005 included $37.6 million for the purchase of the Fort St. James sawmill, $43.7 million for capital expenditures, $14.4 million for operating activities and $3.9 million for the payment of cash dividends. Cash requirements in the fourth quarter of 2005 included $11.8 million for capital expenditures, a $22.2 million net reduction in accounts payable and other accrued liabilities, and a $10.1 million seasonal increase in log inventories at the Company’s sawmills.

As of December 31, 2005, the Company would have been in violation of two financial covenants under its Halsey pulp mill leases, except that on December 28, 2005, the Company entered into amendments pursuant to which the other parties to the Halsey leases waived compliance with the covenants. The Halsey leases include early repurchase options pursuant to which the Company may repurchase the Halsey mill on January 2, 2007 for an aggregate repurchase price of $59.1 million. Under the lease amendments signed on December 28, 2005, the covenant waivers expire as of September 30, 2006 if the Company hasn’t given irrevocable notice of exercise of the early repurchase options by that date. Accordingly, the Company likely faces defaults if it does not refinance the $59.1 million repurchase price by January 2, 2007. The lease amendments also impose a new liquidity covenant under which the Company must have cash balances plus borrowing availability under credit facilities of at least $15 million as of the end of each quarter. To meet this liquidity requirement at March 31, 2006, the Company expects to rely on borrowing availability under its revolving credit agreement with a U.S. lender. Borrowing availability under that credit agreement is dependent on compliance with quarterly maximum leverage ratio and minimum net worth covenants. The Company does not expect to be in compliance with these covenants at March 31, 2006, and therefore has obtained a waiver of these covenants from the lender. In addition, the Company and the lender agreed to modify these covenants so that on June 30, 2006 and future quarterly compliance dates, the Company will be required to have a maximum ratio of total debt to total capitalization of 77.5 percent and a minimum consolidated stockholders’ equity of $95.0 million.

The Company’s Canadian revolving credit agreement requires, among other things, that the Company’s Canadian subsidiaries maintain a ratio of adjusted EBITDA to interest expense of at least 2-to-1 measured at the end of each quarter for the four quarter period then ended. For the year ended December 31, 2005, this ratio for the Canadian subsidiaries was 2.01-to-1, and the Company does not expect to satisfy this covenant requirement for the period ending March 31, 2006. Accordingly, on March 29, 2006, the Company obtained a waiver of compliance with this covenant as of March 31, 2006 from its Canadian banks. This waiver was conditioned on the Company’s agreement to forthwith pledge its unencumbered Canadian sawmills as additional security. In addition, the Canadian revolving credit facility expires on July 29, 2006 and, if not renewed or repaid, outstanding borrowings at that time will convert into two term loans payable in one year.

The Company is in negotiations with certain institutional lenders to refinance its Halsey pulp mill leases and existing Canadian and U.S. revolving credit facilities. The Company expects more of any refinanced debt to be term debt at long-term rates, and that the average interest rate on any new debt will be substantially higher than the average rate paid on the debt being refinanced. The Company cannot provide any assurance that it will be successful in obtaining new debt financing on acceptable terms or at all.

In 2004, the Company filed, and the Securities and Exchange Commission declared effective, a Registration Statement on Form S-3 (commonly known as a “shelf registration”) pursuant to which the Company may, from time to time, sell for cash to the public up to $100,000,000 of common stock, preferred stock, senior debt securities or subordinated debt securities. The Company’s Board of Directors believes it desirable for the Company to issue additional common stock to improve its capital structure and, subject to market conditions, the Company may offer common stock in the future under the shelf registration.

Exchange Rate Fluctuations

The majority of the Company’s Pulp and Wood Products businesses are managed within the Company’s Canadian subsidiaries. The Company’s sales of pulp and lumber are made primarily in U.S. dollars and the vast majority of its Canadian subsidiaries’ expenses are incurred in Canadian dollars. A weakening U.S. dollar relative to the Canadian dollar increases the reported pulp and wood products manufacturing costs of the Canadian subsidiaries. The Canadian to U.S. dollar average exchange rate of 0.83 for the year 2005 was eight percent higher and 15 percent higher than the 0.77 and 0.72 rates for the years 2004 and 2003, respectively. The Company estimates that the change in the Canadian to U.S. dollar exchange rate from 2004 to 2005 increased 2005 cost of goods by approximately $41.3 million and the change in the Canadian to U.S. dollar exchange rate from 2003 to 2004 increased 2004 cost of goods by approximately $30.6 million. The Company manages a portion of its exposure to the effects of a fluctuating currency exchange rate between the U.S. and Canadian dollar by using foreign exchange contracts, but historically has not entered into long-term contracts with respect to exposure from its operations in Canada and the amount hedged at year-end was not material.

Fees on Lumber Imports into the United States

With approximately 88 percent of the Company’s current lumber capacity located in British Columbia, the contentious issues surrounding the importation of softwood lumber from Canada into the U.S. have had a significant impact on the results of operations and cash flows from the Company’s Wood Products business. During the five-year period ending March 31, 2001, the Company conducted business under the quota-based Canada—U.S. Softwood Lumber Agreement. Shortly after expiration of that agreement, the U.S. Department of Commerce (DOC) instituted countervailing and anti-dumping duties on softwood lumber produced by Canadian mills and imported into the U.S. Cash deposits of duties began in May 2002, and the Company has deposited a total of $123.1 million with respect to lumber imported into the U.S. from May 22, 2002 to December 31, 2005.

The cash deposit rate for the Company’s lumber imports from May 22, 2002 to December 20, 2004 was 27.22 percent. As a result of an administrative review by the DOC completed in December 2004, the Company’s cash deposit rate on lumber imports for most of 2005 was reduced to 20.15 percent. A second administrative review by the DOC completed in December 2005 further reduced the cash deposit rate on the Company’s lumber imports to 10.81 percent effective December 13, 2005. Lumber import duties totaled $37.3 million, $42.3 million and $29.4 million in 2005, 2004 and 2003, respectively, and are expected to decline significantly in 2006 as a result of the reduced duty rate. For additional information regarding the lumber import duties, including legal challenges and amounts subject to potential refunds, see “Canada—U.S. Trade Issues” in the Wood Products Business section of Item 1, “Business.”

Cyclical Product Pricing

One of the most significant factors in the Company’s financial performance is the price it receives for its products. The Company’s pulp products are sold primarily in Europe, North America and Asia, and prices are affected by many factors such as global economic conditions, producer inventory levels, existing and future production capacity and currency fluctuations. Improved economic conditions, a weakening U.S. dollar, relatively balanced NBSK producer inventory levels and an increase in pulp consumption by China led to a steady rise in pulp sales prices in 2003 which continued through the first half of 2004. Pulp prices decreased in the second half of 2004 and further declined in 2005 until stabilizing in the fourth quarter of 2005.

The following chart illustrates the annual average gross real prices of NBSK pulp delivered into Northern Europe for the last 25 years:

From near cyclical lows in 2003, lumber prices significantly improved and peaked in the third quarter of 2004 and then declined until the fourth quarter of 2005 when prices began to improve. Prices for the Company’s lumber products, sold primarily in the U.S., are affected by factors such as the general economic climate in the U.S., the level of interest rates, the rate of housing starts and level of remodeling activity in the U.S., and production capacity relative to demand in the lumber industry. The Company has continued a program of focusing on value-added products which obtain premium prices in the market for lumber products. Despite record levels of housing starts in the U.S. during 2003, lumber prices were low primarily due to excess lumber production capacity in North America, until the pickup in U.S. economic growth that occurred in the second half of 2003 and continued through 2004. Interest rates in 2003 and 2004 were at historically low levels. The Federal Reserve systematically increased short-term interest rates in 2004 and 2005.

The following chart illustrates the annual average real prices of Western spruce/pine/fir (SPF) lumber for the last 25 years:

The Company’s earnings are highly leveraged to pulp and lumber prices and could be significantly affected by future price fluctuations. For example, assuming other costs remain constant, using 2005’s shipments of approximately 836,400 metric tons of pulp, a $25 per metric ton price improvement would result in annual additional pre-tax income of approximately $20.9 million. Similarly, using 2005’s lumber shipments of approximately 885,800 thousand board feet and assuming other costs remain constant, a $25 per thousand board feet price improvement would result in additional annual pre-duty and pre-tax income of approximately $22.1 million. In the first quarter of 2006, both pulp and lumber prices have increased over fourth quarter 2005 levels.

Cost Management

The Company continues to focus on efforts to improve its cost structure through targeted cost reduction programs and disciplined capital spending. In 2005, for the Company’s pulp mills, the favorable impacts of reduced fiber costs and lower man-hours per ton of pulp production as compared to 2004 were offset in part by higher freight, chemical and energy costs. The negative impact of exchange rate fluctuations on reported pulp cost of goods sold more than offset the impact of the Company’s cost reduction efforts in 2005. In the Wood Products business, excluding the impacts of foreign exchange and lumber import duties, cost of lumber sold per thousand board feet increased four percent in 2005 compared with 2004, as a result of higher log and logging costs primarily attributable to increased fuel costs and to a lesser degree higher freight costs.

Selected Segment Data

	2005	2004	2003
	(thousands)
Revenues
Pulp	$442,635	$432,525	$369,878
Wood Products
Lumber	359,089	290,766	214,342
Chips, logs and other	47,121	39,374	28,459

	406,210	330,140	242,801

Total revenues	$848,845	$762,665	$612,679

Operating income (loss)(1)
Pulp	$(13,604)	$13,541	$(6,353)
Wood Products	2,937	38,026	(895)
Gain on timber take-back	3,451	—	—
General Corporate	(21,966)	(16,885)	(11,803)

	$(29,182)	$34,682	$(19,051)

Depreciation and amortization
Pulp	$26,429	$28,801	$28,933
Wood Products	10,269	7,256	7,760
General Corporate	1,432	1,615	1,478

	$38,130	$37,672	$38,171

EBITDA(2)
Pulp	$12,825	$42,342	$22,580
Wood Products	13,206	45,282	6,865
Gain on timber take-back	3,451	—	—
General Corporate	(20,534)	(15,270)	(10,325)

	$8,948	$72,354	$19,120

Lumber import duties	$37,300	$42,300	$29,400

Pulp (metric tons)
Sales volume	836,400	798,600	786,600
Average price realization	$529	$541	$470

Lumber (thousand board feet)
Sales volume	885,800	657,200	625,400
Average price realization	$405	$442	$343

(1)	In 2005, the Company changed its method of allocating indirect costs of centralized information services to the Pulp and Wood Products segments, which lowered costs allocated to these segments, and has reclassified the prior period amounts to be consistent with the current period presentation.
(2)	EBITDA equals net income (loss) before income taxes and net interest expense, plus depreciation and amortization, depreciation and amortization. and is reconcilable to the Company’s net income (loss) using the depreciation and amortization in the above table and net interest expense and income tax provision (benefit) as indicated in the Consolidated Statements of Operations. The Company considers EBITDA to evaluate the operating performance of the Company on a consolidated basis and for each of its operating segments. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others, in addition to and not in lieu of generally accepted accounting principles (GAAP) results to evaluate companies in its industry. EBITDA is not a measure of liquidity under GAAP and should not be considered as an alternative to cash flow from operating activities.

Results of Operations—2005 Compared with 2004

Pulp

Revenues from the Company’s Pulp business totaled $442.6 million in 2005 compared with $432.5 million in 2004, an increase of two percent. The increase related to an increase in volumes sold, offset in part by lower prices in 2005. Pulp generated an operating loss before corporate expenses, interest and income taxes of $13.6 million in 2005, compared with operating income of $13.5 million in 2004. EBITDA from the Company’s pulp operations totaled $12.8 million in 2005 compared with $42.3 million in 2004.

According to RISI World Pulp Monthly, an industry trade publication, the average benchmark list price of NBSK pulp delivered into northern Europe was $610 per metric ton in 2005 compared with $618 per metric ton in 2004. The Company’s average pulp price for its mix of chip and sawdust pulp was $529 per metric ton in 2005 compared with $541 per metric ton in 2004, a decrease of $12 per metric ton, or two percent. Total metric tons sold increased five percent in 2005 compared with 2004.

Pulp cost of sales was $445.1 million in 2005, compared with $407.0 million in 2004, an increase of nine percent. Per metric ton, the average cost of pulp sold increased four percent in 2005 compared with 2004. A significant factor affecting pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar strengthened significantly in 2005, and the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate from 2004 to 2005 resulted in an approximately $22.8 million increase in pulp cost of sales, or a five percent increase in the average cost per metric ton of pulp sold in 2005. Excluding the effect of a weaker U.S. dollar, the average cost per ton of pulp sold was one percent lower in 2005 compared with 2004, primarily as a result of lower fiber costs and the favorable impact of lower man-hours per ton of pulp production, offset in part by higher freight, chemical and energy costs. Pulp inventory write-downs totaled $1.4 million at December 31, 2005, compared with $0.8 million at year-end 2004. Inventory write-downs reflect the difference between production costs and anticipated sales prices of year-end inventories. The Company’s finished pulp inventory levels at December 31, 2005 were approximately 27 days of shipments.

Pulp production totaled 820,400 metric tons in 2005 compared with 805,800 metric tons in 2004. In 2005, the Company’s Halsey pulp mill produced 2,500 metric tons of pulp from semi-finished (wetlap) pulp acquired from another pulp producer, compared with 8,800 metric tons in 2004. The Company does not anticipate wetlap pulp production in 2006.

The wood chip supply availability in the northern interior of British Columbia increased significantly in 2005 due to the high operating rates of the region’s sawmills resulting from the area’s mountain pine beetle epidemic. The Company’s Mackenzie pulp mill and Fort St. James sawmill operate in this region. In the third quarter, certain chip suppliers implemented a revised chip pricing formula in the region. Chip prices were reduced by approximately $25 U.S. per bone-dry unit, resulting in approximately $3.8 million in lower chip costs for the Mackenzie pulp mill in the second half of 2005. Fiber costs for the Company’s pulp mills in 2005 also reflected the impact of lower average pulp sales prices as fiber costs indexed to the price of pulp declined.

Wood Products

Revenues from the Company’s Wood Products business totaled $406.2 million in 2005 compared with $330.1 million in 2004, a 23 percent increase. The increase primarily related to higher volumes sold resulting from the Fort St. James acquisition. The impact of higher sales volumes was offset in part by lower lumber sales prices. Wood Products generated operating income before corporate expenses, interest and income taxes of $2.9 million in 2005, compared with $38.0 million in 2004. EBITDA from Wood Products totaled $13.2 million in 2005 compared with $45.3 million in 2004. The 2005 results included $37.3 million of lumber import duties compared with $42.3 million of lumber import duties in 2004.

Mill lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $346 per thousand board feet for 2005 compared with $387 per thousand board feet for 2004. The Company’s lumber sales prices averaged $405 per thousand board feet for 2005, compared with $442 per thousand board feet for 2004, a decrease of $37 per thousand board feet, or eight percent. Lumber sales volume increased 35 percent to 885.8 million board feet in 2005 from 657.2 million board feet in 2004. Revenues from the sale of chips, logs and other increased $7.7 million in 2005 compared with 2004, primarily due to an increase in the volume of chips sold of which $3.3 million was from Fort St. James. As discussed above under “Pulp,” the excess wood chip supply availability in the northern interior of British Columbia has, beginning in the third quarter of 2005, reduced the price that the Company’s Fort St. James sawmill receives for its wood chips by approximately $25 per bone-dry unit, resulting in a decrease of approximately $1.4 million in chip revenues in the second half of 2005.

Wood Products cost of sales was $397.2 million in 2005 compared with $286.8 million in 2004, a 38 percent increase. Total cost of sales comparisons were affected by the inclusion of the Fort St. James sawmill in the 2005 amounts. Per thousand board feet, the average cost of lumber sold in 2005 was four percent higher compared with 2004. Included in Wood Products cost of sales in 2005 were lumber import duties of $37.3 million compared with $42.3 million in 2004. The change in the amount of lumber import duties included in 2005, compared with 2004, decreased the average cost per thousand board feet of lumber sold in 2005 by five percent and all other costs increased nine percent. A significant factor affecting Wood Products cost of sales was the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate from 2004 to 2005 resulted in an approximately $18.5 million increase in Wood Products cost of sales, or a five percent increase in the average cost per thousand board feet of lumber sold in 2005. The remaining increase in the average cost of lumber sold as compared with 2004 related to higher log and logging costs primarily attributable to increased fuel costs and to a lesser degree, higher freight costs.

Lumber production totaled 883.8 million board feet in 2005 compared with 675.3 million board feet in 2004. The year-over-year increase in production was primarily due to the inclusion of the Fort St. James sawmill acquired on April 25, 2005, which increased 2005 production by 177.4 million board feet, and to shift configuration changes and capital improvements completed in 2004 at the Company’s other Canadian sawmills. In 2005, 1.7 million cubic meters of timber for the Canadian mills was obtained under its tenure agreements and 1.1 million cubic meters was acquired in open log markets. This compared with 1.4 million cubic meters and 0.7 million cubic meters, respectively, in 2004. The average cost in Canadian dollars per cubic meter of tenure acquired logs in 2005 increased two percent compared with 2004. Average purchased log costs in Canadian dollars per cubic meter in 2005 decreased three percent compared with 2004.

On October 28, 2005, the Company announced its plan to close its sawmill in Midway, British Columbia and consolidate its operations in the Boundary timber supply area at its Grand Forks sawmill in British Columbia at the end of the first quarter of 2006. Changing business conditions including the strengthening of softwood lumber prices, a reduction in the cash deposit duty rates on softwood lumber imported into the U.S. as previously discussed above under the caption “Fees on Lumber Imports into the United States” and a challenge by the union representing the Midway employees which resulted in an unfavorable ruling by an arbitrator on the Company’s plan of consolidation that would have resulted in an increase in estimated expenses for employee termination benefits, caused the Company to reevaluate its decision to close the Midway sawmill. On January 25, 2006, the Company announced that it would continue to operate the Midway sawmill on a reduced basis after March 31, 2006. Estimated costs of the original closure plan totaled approximately $4.9 million and have been significantly reduced. As a result of the changed plans, the Company recorded $0.3 million of employee termination costs and $0.3 million of accelerated depreciation in Wood Products cost of sales in the fourth quarter of 2005. In February 2006, the Company reached an agreement with the union regarding early retirement or other severance benefits for hourly employees. Based on this agreement, the Company estimates that additional employee termination costs will range from $0.8 million to $1.7 million, and expects to record a majority of these costs, as well as an additional $0.3 million of accelerated depreciation, in the first quarter of 2006. All of the employee termination costs will result in future cash expenditures and are based on management’s best estimate of the costs to be incurred. It is at least reasonably possible that a change in these estimates will occur in the near term if experience differs from current estimates.

Gain on Timber Tenure Take-Back

In the fourth quarter of 2005, the Company recorded a gain of $3.5 million on the receipt of $4.0 million in compensation from the government of British Columbia (Crown) for the loss of harvesting rights resulting from the take-back by the Crown of timber tenures under the Forestry Revitalization Plan.

Selling, General and Administrative Expenses, Interest and Income Taxes

Selling, general and administrative (SG&A) costs totaled $39.2 million in 2005 compared with $34.2 million in 2004. The 2004 year included $1.9 million in bad debt expense and $2.0 million of employee incentive plan costs, and no such costs were incurred in 2005. After adjusting for these 2004 expenses, 2005 SG&A expenses increased $8.9 million, primarily due to $2.1 million in wage related costs for general wage increases and certain added positions, $1.9 million for legal and other costs associated with obtaining lease amendments and debt covenant waivers, $1.1 million for financial consultants, $1.0 million in professional services to assist the Company in obtaining Canadian research and experimentation tax credits, $0.8 million in increased costs associated with the Company’s sale of accounts receivable under its Receivable Purchase Agreement, $0.6 million in increased audit fees, and $0.5 million in pulp commissions as a result of higher sales volumes. Additionally, SG&A increased $0.4 million due to the change in the average exchange rate used to translate SG&A expenses incurred in Canadian dollars into U.S. dollars. The 2005 increase in SG&A was offset in part by the benefit of a $0.8 million reversal of a portion of the environmental reserves associated with a former sawmill location due to an update in cost estimates. The remainder of the increase was related to several other general corporate and selling expenses.

Net interest expense in 2005 was $21.6 million compared with $20.3 million in 2004. In 2005 the Company increased borrowings under its revolving credit lines, as reflected in the Consolidated Statements of Cash Flows, by $96.8 million and paid down other long-term debt by $4.9 million. Additional interest expense associated with higher borrowings under the revolving credit lines in 2005 was offset by lower interest expense associated with the Halsey Mill financing and an increase in interest capitalized on construction in progress.

The Company’s effective tax benefit rate was two percent for 2005 compared with an effective tax rate of 23 percent for 2004. The low tax benefit rate resulted from a $22.3 million tax expense recorded in the fourth quarter of 2005 related to the establishment of a valuation allowance against the Company’s U.S. federal and state deferred tax assets, offset in part by the recognition of tax benefits in Canada. due to the following discrete factors: an income tax reduction, the recognition of tax credits for research and experimentation costs and the recording of a tax benefit on a pool of amortized costs not previously tax benefited.

At December 31, 2005, the Company had total deferred tax assets of $63.3 million. Included in this total were U.S. federal and state deferred tax assets of $38.5 million. U.S. net operating losses are the most significant component of the U.S. deferred tax assets. At December 31, 2005, the Company had available $71.3 million of U.S. net operating loss carryforwards expiring as follows: 2012—$0.6 million; 2020—$4.2 million; 2021—$21.5 million; 2022—$26.4 million and 2023—$18.6 million. The Company also had state net operating loss carryforwards of $35.2 million that expire between 2015 and 2018, and alternative minimum tax credit carryforwards of $0.5 million that may be carried forward indefinitely. Applicable accounting rules require the Company to record a valuation allowance against deferred tax assets if the Company is unable to determine that it is more likely than not that the deferred tax assets will be realized. In prior years and quarters, the Company has relied on tax planning strategies to support its determination that it was more likely than not that U.S. federal and state net operating loss carryforwards and other deferred tax assets would be utilized before expiration. During the course of the audit of the Company’s 2005 financial statements, it was determined that the Company could no longer conclude as of December 31, 2005 that tax planning strategies would continue to be viable and prudent in light of year-end losses and preliminary indications of first quarter 2006 results. Accordingly, at December 31, 2005, the Company recorded a $24.1 million valuation allowance against those deferred tax assets resulting in a reduction in the tax benefit of $22.3 million and a reduction to other comprehensive income of $1.8 million.

The Province of British Columbia reduced its income tax rate 1.5 percent effective July 1, 2005. This reduced the Company’s overall tax rate in Canada from 35.62 percent to 34.79 percent for income earned throughout 2005 and to 34.12 percent in 2006 and after. The Company had previously provided net deferred tax liabilities in Canada at the 35.62 percent rate and recorded a $1.5 million tax benefit as a result of this change. The Company previously filed a claim with the Canadian tax authorities for research and experimentation tax credits for the 2001 and 2002 tax years. The claim was settled in 2005, resulting in the recognition of a $2.5 million tax benefit. In 2005, it was determined that a pool of timber tenure costs amortized for financial statement purposes in prior periods had not been tax benefited and should have been tax benefited, resulting in a $1.2 million tax benefit.

In December 2005, the Company sold its Spearfish manufacturing assets to its wholly-owned Canadian subsidiary, Pope & Talbot, Ltd., in a transaction that generated approximately $21.0 million of taxable gain for U.S. federal and state income tax purposes. This taxable gain will be offset by U.S. net operating loss carryforwards that otherwise would have expired in 2011 and 2012, resulting in a $7.6 million decrease in the Company’s balance of U.S. deferred tax assets. Because of the inter-company nature of the sale, the $7.6 million in income tax expense for book purposes was deferred and recorded as a deferred charge on the balance sheet as of December 31, 2005. This deferred charge will be amortized over the book life of the transferred assets, which is estimated to be 10-12 years. The sale also resulted in a $21.0 million increase in the basis of the transferred assets for the Canadian subsidiary. As that increased basis is depreciated in Canada over the life of the assets, there will be an annual benefit that is expected to approximately offset the deferred charge amortization each year. Accordingly, this transaction is expected to result in an overall minimal effect on the Company’s earnings over time while effectively utilizing U.S. deferred tax assets in 2005.

Results of Operations—2004 Compared with 2003

Pulp

Revenues from the Company’s Pulp business totaled $432.5 million in 2004 compared with $369.9 million in 2003, an increase of 17 percent. The increase primarily related to higher prices in 2004 and a slight increase in volumes sold. Pulp generated operating income before corporate expenses, interest and income taxes of $13.5 million in 2004, compared with an operating loss of $6.4 million in 2003. EBITDA from the Company’s pulp operations totaled $42.3 million in 2004 compared with $22.6 million in 2003.

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

Pulp cost of sales was $407.0 million in 2004, compared with $365.7 million in 2003, an increase of 11 percent. The average cost per metric ton of pulp sold in 2004 increased ten percent compared with 2003. A significant factor affecting pulp cost of sales was the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the U.S. dollar continued to decline significantly in 2004, and the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate from 2003 to 2004 resulted in an approximately $19.6 million increase in pulp cost of sales, and a five percent increase in the average cost per metric ton of pulp sold in 2004. The remaining increase in the average cost of pulp sold related to higher fiber and conversion costs, primarily consisting of higher energy and maintenance costs. The cost of a significant portion of the Company’s fiber supply is formula-based upon the sales price of pulp.

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

Wood Products

Revenues from the Company’s Wood Products business totaled $330.1 million in 2004 compared with $242.8 million in 2003, a 36 percent increase. The increase primarily related to increases in lumber sales prices and higher volumes sold. Wood Products generated operating income before corporate expenses, interest and income taxes of $38.0 million in 2004, compared with an operating loss of $0.9 million in 2003. EBITDA from Wood Products totaled $45.3 million in 2004 compared with $6.9 million in 2003. The 2004 results included $42.3 million of lumber import duties compared with $29.4 million of lumber import duties in 2003.

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

The state tax adjustments in 2004 were related to the Company’s recognition of deferred state tax liabilities on undistributed earnings of one of its Canadian subsidiaries and the release of related state tax valuation allowances and tax reserves. During the course of the audit of the Company’s 2004 financial statements, it was determined that the Company had miscalculated the required deferred taxes on undistributed earnings of its Canadian subsidiaries for the years 2002 through 2004. Accordingly, the Company recorded a deferred state income tax liability of $1.1 million on all undistributed earnings of a Canadian subsidiary and made an assessment that previously recorded valuation allowances and tax reserves related to its ability to realize state net operating loss carryforwards totaling $1.8 million were no longer required, for a net credit to the tax provision of $0.8 million. The amounts relating to prior years were recorded in the fourth quarter of 2004 as those amounts were determined to be immaterial to all affected periods. Prior to 2002, the Company was not required to provide deferred taxes on undistributed earnings of its Canadian subsidiaries, as it intended to permanently reinvest those earnings in Canada. Under existing law, the undistributed earnings of foreign subsidiaries are not subject to U.S. tax until distributed as dividends. In 2002, the Company established a tax planning strategy involving the potential future distribution of earnings of a Canadian subsidiary. Under generally accepted accounting principles in the U.S., such distributions of future earnings can be considered as part of a tax planning strategy in determining the need for and amount of a valuation allowance for deferred tax assets only to the extent deferred income tax liabilities have been recognized for existing undistributed earnings or earnings that have been distributed in the past. The impact of the revised calculation was a cumulative understatement of tax benefits for the three-year period of $0.8 million that was recorded in the fourth quarter of 2004, and an understatement of current and long-term deferred tax liabilities on the balance sheet of $6.1 million and an overstatement of the accumulated foreign currency translation adjustment (a component of stockholders’ equity) of $6.9 million that were recorded as of December 31, 2004.

Liquidity and Capital Resources

The total debt to total capitalization ratio was 75 percent at December 31, 2005 compared with 59 percent at December 31, 2004 and 66 percent at September 30, 2005. The increases in the debt ratio were due primarily to an increase in total debt of $96.8 million during 2005 and $39.5 million during the fourth quarter of 2005. The Company’s primary cash requirements in 2005 included $37.6 million for the purchase of the Fort St. James sawmill, $43.7 million for capital expenditures, $14.4 million for operating activities and $3.9 million for the payment of cash dividends. Cash requirements in the fourth quarter of 2005 included $11.8 million for capital expenditures, a $22.2 million net reduction in accounts payable and other accrued liabilities, and a $10.1 million seasonal increase in log inventories at the Company’s sawmills. Stockholders’ equity decreased $51.6 million in 2005, due to net loss, dividends paid and other equity transactions, partially offset by the change in accumulated foreign currency translation, and the issuance of shares under stock plans. The Company’s weighted average cost of debt was 7.3 percent at December 31, 2005 compared with 8.1 percent and 8.0 percent at December 31, 2004 and 2003, respectively.

Operating Activities

The Company funds its ongoing operations primarily through cash from operations and borrowings under credit facilities. The primary drivers of net cash from operations are prices the Company receives for its products, fluctuations in the Canada to U.S. dollar exchange rate and cash deposits made on lumber imports into the United States.

Net cash used for operating activities was $14.4 million in 2005 compared with net cash provided by operating activities of $35.7 million in 2004 and $18.3 million in 2003. The decrease in net cash provided by operating activities in 2005 related primarily to lower sales prices for the Company’s products, offset in part by higher sales volume, and to increased selling, general and administrative expenses. Significant changes in working capital in 2005, as reflected in the Consolidated Statements of Cash Flows, included: an increase in accounts receivable of $13.3 million primarily due to higher sales volumes of pulp and lumber, offset in part by lower sales prices; a decrease in current income taxes payable of $9.7 million as a result of the payment of accrued 2004 taxes in 2005 and taxable losses in 2005 for which available refunds will not be received until 2006; and a decrease in inventories of $16.9 million primarily due to lower finished pulp and pulp raw material inventories. Inventory on the balance sheet decreased by only $3.3 million in the period due to the effect of the stronger Canadian dollar on the translated amounts of assets denominated in Canadian dollars and due to the purchase of initial Fort St. James inventory treated as an investing cash flow.

Net cash used for operating activities was $32.4 million in the fourth quarter of 2005. Total inventory decreased by $6.1 million in the quarter as the Company managed its inventories to conserve cash. Decreases in finished pulp and lumber inventories and pulp raw material inventories were partially offset by a $10.1 million seasonal increase in log inventories at the Company’s sawmills. The normal seasonal pattern for the Company requires a build of log inventories during the fourth and first quarters to allow the Company’s sawmills to operate without interruption during the “break-up” period each spring when northern forests thaw and muddy conditions curtail logging operations for one to two months. Also contributing to the use of cash for operating activities in the fourth quarter were a $22.1 million pre-tax loss for the quarter (including $10.4 million of non-cash depreciation and amortization), a $7.6 million increase in accounts receivable due to higher volumes and prices, and a $22.2 million net reduction in accounts payable and other accrued liabilities due to the payment in the fourth quarter of accrued costs for the annual maintenance shutdowns of the Mackenzie and Halsey pulp mills and accrued interest on the outstanding 8 3/8% Notes and Debentures and otherwise generally due to the timing of settlements of accounts payable.

Significant changes in working capital for 2004 included: an increase in inventories of $21.9 million primarily due to higher pulp, lumber and saw log inventories; an increase in accounts payable and accrued liabilities of $9.6 million due to higher trade and freight payables, higher accruals for payroll and current portion of reforestation; and an increase in current income taxes payable of $7.8 million as a result of Canadian earnings in 2004. Other, net in the 2004 cash flows from operating activities, primarily reflected changes in non-current assets and liabilities and the non-cash effects of foreign currency rate changes.

In 2003, significant changes in working capital included: a decrease in accounts receivable of $11.8, primarily due to the Company’s program to sell qualifying accounts receivable on a revolving basis to a financial institution; a decrease in inventory levels primarily due to the low level of saw logs in Canada at year-end resulting from summer forest fires in British Columbia which halted logging activity for several weeks in 2003; a decrease in accounts payable and accrued liabilities primarily due to payment of a litigation settlement and environmental remediation expenditures.

The current ratio at December 31, 2005 and 2004 was 1.3 to 1 and 1.9 to 1, respectively. The decrease in 2005 primarily reflects the increase in the current portion of long-term debt as the Halsey lease financing obligations were classified as current, offset by an increase in accounts receivable.

Investing Activities

The Company invested $43.7 million and $25.2 million in capital projects in 2005 and 2004. Capital expenditures totaled $18.6 million in 2003. The Company anticipates that capital expenditures will approximate $28.5 million in 2006. These capital projects relate primarily to facility improvements, equipment modernization, environmental compliance and energy and cost-saving projects. The Company expects to finance these investments through cash generated from operations, existing cash balances, existing or future credit facilities, or other debt or equity issuances.

On April 25, 2005, the Company acquired the assets of the Fort St. James sawmill for approximately $36.7 million in cash. The cash investment in Fort St. James, including direct acquisition costs, totaled $37.6 million.

Financing Activities

Net cash provided by financing activities in 2005 was $88.2 million compared with net cash used for financing activities of $13.3 million in 2004 and net cash provided by financing activities of $3.2 million in 2003. The net cash provided by financing activities in 2005 was related to the additional debt of $96.8 million required to fund cash outlays for capital expenditures, the acquisition of Fort St. James, the payment of common dividends and to fund operating activities. The use of cash for financing activities in 2004 primarily reflected the reduction of borrowings under revolving credit lines and long-term debt by $15.1 million and the payment of common dividends. Cash provided from issuance of treasury shares on exercise of stock options partially offset the cash used for the debt reduction. Net cash provided by financing activities in 2003 was related to additional net borrowings of $8.1 million required to fund cash outlays for capital expenditures, dividends, and the restricted cash investment in excess of cash provided by operations.

Revolving Credit Facilities

In July 2005, the Company renewed its Canadian revolving bank line of credit agreement, consisting of two extendable revolving credit facilities. The agreement was increased to $180.0 million Canadian (approximately $154.7 million U.S.) and the revolving credit provisions expire on July 29, 2006. The maximum revolving borrowing capacity under one line totals $80.0 million Canadian (approximately $68.7 million U.S.) and converts into a one-year term loan upon expiration of the revolving credit provisions although prior to the recent amendment described below, this credit line would convert into a two-year term loan upon expiration of the revolving credit provision. The other line provides $100.0 million Canadian (approximately $86.0 million U.S.) of revolving borrowing capacity and converts into a one-year term loan upon expiration of the revolving credit provisions. The lines are secured by certain inventory and accounts receivable, the Company’s Fort St. James sawmill and its Canadian pulp mills’ land and equipment. Borrowings are at the lenders’ bankers’ acceptance rates plus a spread or other such interest rates mutually agreed upon between the Company and lenders. The revolving credit agreement contains certain restrictive covenants applicable to the Company’s Canadian subsidiaries, including a maximum leverage ratio and minimum interest coverage ratio. The interest coverage ratio requires the Canadian subsidiaries to maintain a ratio of adjusted EBITDA to interest expense of at least 2-to-1 measured at the end of each quarter for the four quarter period then ended. For the year ended December 31, 2005, this ratio for the Canadian subsidiaries was 2.01-to-1, and the Company does not expect to satisfy this covenant requirement for the period ending March 31, 2006. Accordingly, on March 29, 2006, the Company entered into a Waiver and Amendment Agreement with its Canadian banks that included a waiver of compliance with this covenant as of March 31, 2006. This waiver and amendment also included the Company’s agreement forthwith to pledge its unencumbered Canadian sawmills as additional security and an amendment providing that both credit lines convert into one-year term loans upon expiration of the revolving credit provisions.

The Company also has a three-year revolving line of credit agreement with a U.S. lender. The agreement, expiring in March 2007, was amended in June 2005 to increase the maximum revolving borrowing capacity to $35.0 million and is secured by certain accounts receivable and inventories. The interest rate associated with the

U.S. revolving credit agreement is based on the lenders’ prime rate plus a spread or other such interest rates mutually agreed upon between the Company and the lender plus a margin based on the Company’s debt ratio (as defined). The agreement contains quarterly financial covenants that apply when the Company borrows or has more than $25.0 million in letters of credit outstanding under the credit agreement, including a maximum leverage ratio and a minimum net worth. The Company does not expect to be in compliance with these covenants at March 31, 2006, and therefore has obtained a waiver of compliance as of that date. As a result of the Company’s determination in late March 2006 to record a $24 million tax valuation allowance as of December 31, 2005, the Company also was not in compliance with these covenants at December 31, 2005, but has obtained a waiver of compliance as of that date as well. In addition, the Company and the lender agreed to modify these covenants so that on June 30, 2006 and future quarterly compliance dates the Company will be required to have a maximum ratio of total debt to total capitalization of 77.5 percent and a minimum consolidated stockholders’ equity of $95.0 million.

As of December 31, 2005, the Company had borrowing capacity under its revolving lines of credit and their restrictive covenant requirements of approximately $25.9 million. This was a significant reduction from borrowing capacity of $84.2 million as of September 30, 2005. The reduction in capacity was primarily due to additional borrowing of $39.5 million, a collateral shortfall of $7.0 million and an increase in letters of credit outstanding of $12.0 million. The Company was in compliance with its debt covenants related to its Canadian revolving line of credit at December 31, 2005. The debt agreements related to the Company’s 8 3/8% debentures and senior notes do not contain any financial covenants. The Company’s ability to borrow additional amounts under its revolving lines of credit at a particular point in time is subject to the availability of adequate collateral, letters of credit outstanding and compliance with existing financial covenants.

Halsey Pulp Mill Financing

In 1999 and 2001, the Company entered into sale/leasebacks of its Halsey pulp mill and the Halsey pulp mill’s chlorine dioxide facility in two transactions accounted for as financings. The lease terms end in 2012, with early repurchase options exercisable on January 2, 2007 for an aggregate repurchase price of $59.1 million. The terms of the leases provide a financial incentive for the Company to exercise the early repurchase options, and the Company has accounted for the leases as if the aggregate repurchase price is a final principal and interest payment due on January 2, 2007. The lease documents contain certain financial covenants, including a maximum leverage ratio, a minimum net worth requirement and a fixed charge coverage ratio or liquidity requirement.

As of September 30, 2005, the Company’s adjusted net worth was less than the amount required by the Halsey lease covenant. Accordingly, on September 30, 2005, the Company entered into two letter agreements with the other parties to the Halsey leases pursuant to which the other parties waived compliance with the financial covenants as of and for the period ending September 30, 2005. In both letter agreements, the Company agreed that it would comply with the waived covenants as of October 31, 2005. On October 31, 2005, the Company again entered into letter agreements pursuant to which the other parties to the Halsey leases waived compliance with the covenants. On October 31, 2005, as a condition to the waivers, the Company provided a $7.0 million letter of credit issued under its U.S. revolving credit agreement to further secure its future payment obligations under the Halsey leases.

On December 28, 2005, the Company again entered into amendments to its Halsey pulp mill leases pursuant to which the lenders waived compliance with the financial covenants. The Company sought the amendments because it expected to be out of compliance with the Halsey lease minimum net worth and maximum leverage ratio covenants as of December 31, 2005, which required (i) Adjusted Net Worth (stockholders’ equity less cumulative translation adjustment) of at least $139.5 million (actual at December 31, 2005 was $90.8 million), and (ii) a maximum leverage ratio (total debt as a percentage of the sum of total debt plus Adjusted Net Worth) of 62.5% (actual at December 31, 2005 was 78.5%). Under the amendments, compliance with the maximum leverage ratio, minimum net worth and fixed charge coverage ratio covenants were waived for December 31, 2005 and all subsequent compliance dates through the exercise date of the early repurchase options; provided, however, that compliance with these covenants will be required as of September 30, 2006 if the Company hasn’t given irrevocable notice of exercise of the early repurchase options by that date. In addition, the amendments impose a new liquidity covenant as of December 31, 2005 and each quarter-end thereafter under which the Company must have cash balances plus borrowing availability under credit facilities totaling at least $15 million. As conditions to the amendments, the Company entered into a mortgage pursuant to which it granted liens and security interests on its previously-unencumbered Spearfish sawmill facility as additional security for its obligations under the Halsey leases. The Company has classified debt related to the Halsey leases as current liabilities at December 31, 2005 due to the notification requirement in September 2006 of the early repurchase options.

Financial Outlook

On November 3, 2005, the Company’s Board of Directors suspended the quarterly dividend to conserve the Company’s net worth and cash balances. The Company is also managing its working capital, including inventories and accounts payable, to conserve cash. While the Company expects to incur a net loss in the first quarter of 2006, cash flow in 2006 to date is benefiting from higher pulp and lumber prices and reduced duty payments, offset by the further strengthening of the Canadian dollar. However, as discussed above, the Company does not expect to be in compliance with certain covenants under its Canadian and U.S. revolving credit facilities at March 31, 2006, and has obtained waivers of these covenant violations from its lenders. The Company does not currently expect to be out of compliance with covenants under its revolving credit facilities at June 30, 2006; however, if second quarter financial results are worse than expected, covenant compliance could become an issue. Without compliance with or waivers of financial covenants under its revolving credit facilities, the Company will be unable to meet its $15.0 million liquidity requirement under the Halsey leases.

In their opinion on the Company’s 2005 financial statements, the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern, due to the Company’s recent losses and inability to comply with financial covenants, combined with uncertainty over the Company’s ability to refinance or renew maturing debt and comply with financial covenants in future periods.

To address the refinancing and existing covenant issues, the Company is in negotiations with certain institutional lenders to refinance its Halsey pulp mill leases and existing Canadian and U.S. revolving credit facilities. The Company expects that the new credit facility will not include net worth or leverage covenants, but will include minimum EBITDA covenants. The Company also expects more of any refinanced debt to be term debt at long-term rates, and that the average interest rate on any new debt will be substantially higher than the average rate paid on the debt being refinanced. The Company is seeking flexibility to use any duty refunds it may ultimately receive to prepay portions of any such debt without penalty. If the current negotiations are not successful, the Company will pursue other sources of debt financing believed to be available. If necessary, the Company will seek additional waivers of covenant requirements which it believes will continue to be granted as long as prospects for a refinancing remain positive. However, the Company cannot provide any assurance that it will be successful in obtaining new debt financing on acceptable terms or at all.

The Company will also consider possible asset sales to generate cash and reduce debt, or potential equity issuances to generate cash and improve the balance sheet. In considering alternatives, the Company is also cognizant of the possibility of a negotiated settlement of the Canada-U.S. softwood lumber dispute which could result in the refund to the Company of a substantial portion of the cash import duties deposited by the Company since 2002 ($123.1 million as of December 31, 2005). The Company’s continuation as a going concern is ultimately dependent upon its future financial performance, which will be affected by general economic, competitive and other factors, including those discussed under Item 1A “Risk Factors,” many of which are beyond the Company’s control. There can be no assurance that the Company’s plans to ensure continuation as a going concern will be successful.

The Company’s Board of Directors believes it desirable for the Company to issue additional common stock to improve its capital structure. The Company may offer common stock to the public in the future, subject to market conditions. In 2004, the Company filed, and the Securities and Exchange Commission (“SEC”) declared effective, a Registration Statement on Form S-3 (commonly known as a “shelf registration”) pursuant to which the Company was eligible, from time to time, to sell for cash to the public up to $100,000,000 of common stock, preferred stock, senior debt securities or subordinated debt securities.

On March 21, 2006, Moody’s Investor Service downgraded the Company’s senior unsecured debt from B3 to Caa1 with a stable outlook and on March 27, 2006, Standard & Poor’s Rating Services lowered its senior unsecured debt rating from B- to CCC+ with a negative outlook.

Off-Balance-Sheet and Other Contractual Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have any effect on its current or future financial condition, results of operations or cash flows.

The table below summarizes the Company’s fixed, noncancelable contractual obligations as of December 31, 2005. The current portion of long-term liabilities has been included in the table:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(thousands)
Long-term debt	$422	$136,082	$3,075	$129,043	$268,622
Capitalized leases	11,640	59,090	—	—	70,730
Operating leases	6,140	8,700	3,144	1,462	19,446
Purchase obligations:
Raw materials(a)	15,142	8,263	1,241	833	25,479
Energy(b)	14,134	464	464	—	15,062
Other	2,696	—	—	—	2,696
Other long-term liabilities reflected on the Consolidated Balance Sheets(c):
Reforestation	7,198	3,057	990	2,713	13,958
Other	442	832	831	763	2,868

	$57,814	$216,488	$9,745	$134,814	$418,861

(a)	Raw materials include timber under contract, chips, sawdust and chemicals. The Company does not incur liabilities under its Canadian timber tenure agreements for the cost of timber until it has been harvested.
(b)	The Company enters into contracts for the purchase of natural gas and electricity. These obligations represent the face value of the contracts and do not consider resale value.
(c)	Pension and other postretirement benefit obligations are not included in the table above. The Company expects to incur cash outlays of $7.1 million related to these plans in 2006. Pension contributions beyond 2006 are not determinable since the amount of any contribution is dependent on the future economic environment and investment return on pension trust assets. Postretirement medical, dental and life insurance plans are unfunded and the cost of approved claims is paid from operating cash flows. Future cash requirements will reflect health care cost trends, demographic changes, and changes in participant premiums, co-pays and deductibles. See Footnote 9, “Pension and Other Postretirement Plans” of the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in Item 8, Note 1, “Accounting Policies” of Notes to Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. The Company has identified certain accounting policies, described below, which are important to the portrayal of the Company’s current financial condition and results of operations and require subjective judgments in the application thereof.

Deferred Taxes

Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. Judgment is applied in determining whether deferred tax assets will be realized in full or in part. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. The Company has recorded a valuation allowance to reduce its U.S. deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its U.S. deferred tax assets in the future in excess of its net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period in which such determination was made. Also, if the Company was to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to increase the valuation allowance on such net deferred tax assets would be charged to expense in the period such determination was made.

The Company has implemented certain tax planning strategies to generate taxable income in the U.S. to utilize net operating loss carryforwards that might otherwise expire. The principal tax planning strategy involves the potential future repatriation from a Canadian subsidiary of income taxed at a rate in Canada lower than U.S. tax rates. This strategy depends on the generation over time of sufficient income by Canadian operating subsidiaries. The strategy would also be disadvantaged if ongoing losses are incurred in the U.S. which prevent the Company from using the repatriated earnings to realize available net operating loss carryforwards. At December 31, 2005, the Company had total deferred tax assets of $63.3 million. Included in this total were U.S. federal and state deferred tax assets of $38.5 million. U.S. net operating losses are the most significant component of the U.S. deferred tax assets. As a result of cumulative losses at the Canadian subsidiaries over the last three years, the Company cannot determine that it is more likely than not that it will generate sufficient income to utilize all of the deferred tax assets. Therefore a valuation allowance was established at December 31, 2005. This resulted in a reduction of the net balance of deferred tax assets from $63.3 million to $39.2 million and reduced the net balance of U.S. federal and state deferred tax assets from $38.5 million to $14.4 million. The realization of the remaining deferred tax asset is not assured, and the need to record additional valuation allowances against U.S. deferred tax assets could result if the estimated benefits realizable from tax planning strategies are reduced.

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

The key assumptions in estimating these cash flows are future pricing of commodity products, future estimates of expenses to be incurred, future foreign exchange rates and future capital expenditures. The assumptions regarding pricing are based on price projections estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. The Company’s estimates of future expenses are based on internal planning models and the expectation that the Company will generally continue to reduce production costs that will offset the effects of inflation.

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

At December 31, 2005, the Company had a prepaid pension cost asset of $9.9 million related to its U.S. pension plan. At September 30, 2005, the fair value of U.S. pension plan assets exceeded the Company’s accumulated benefit obligation (ABO) by $1.4 million. If the fair value of plan assets were to fall below the plan’s calculated ABO and the Company chose not to make a cash contribution to plan assets at least equal to the difference between the ABO and the fair value of plan assets, this prepaid pension cost asset would be written off, net of taxes, by a direct charge to shareholders’ equity, with no impact on earnings or cash. The most significant variables that could cause this to occur are the actual return on plan assets and the discount rate used on the measurement date to value plan liabilities.

At September 30, 2005, the Company reduced its expected rate of return used for its Canadian plans, with the weighted average rate of return on plan assets for U.S. and Canadian plans decreasing to 8.4 percent from 8.5 percent at September 30, 2004. Each 0.5 percent reduction in the expected return on assets is expected to increase estimated 2006 pension expense by approximately $0.5 million.

At September 30, 2005, the Company also reduced the discount rate used for its U.S. and Canadian plans, with the weighted average discount rate decreasing to 5.4 percent from 6.1 percent at September 30, 2004. Pension and postretirement benefit costs for 2006 will be based on the 5.4 percent assumed discount rate. Based on estimated 2006 expenses, each 0.5 percent reduction in the assumed discount rate is expected to increase pension and postretirement benefit costs by approximately $1.6 million.

Environmental Matters

The Company is required to make estimates of the costs of remediation for certain contaminated former and currently operated mill sites. The ultimate costs to the Company for the investigation, remediation and monitoring of these sites cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to obtain regulatory approvals and to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. Due to the numerous variables, some of which are beyond the Company’s control, associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. In accordance with generally accepted accounting principles (GAAP), when the estimate of a probable loss is a range, the minimum amount in the range is accrued when no estimate within the range is better than another. In making these judgments and assumptions, the Company considers, among other things, the activity to-date at particular sites and information obtained through consultation with applicable regulatory authorities and third party consultants and contractors. The Company has also considered the obligation or willingness and ability of third parties to bear an allocated or proportionate share of the cost of these activities, but currently assumes it will bear the entire cost of remediation at these sites.

The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. The Company regularly monitors its exposure to environmental loss contingencies and, as additional information becomes available, the estimates may change. The Company has recognized environmental remediation expense (benefit) of $(0.8) million, $0.3 million and $0.1 million in 2005, 2004 and 2003, respectively. The Company spent $0.6 million, $1.3 million and $1.9 million on environmental remediation in 2005, 2004 and 2003, respectively, which amounts were charged against the environmental reserves accrued. As of December 31, 2005, the Company had recorded estimated liabilities totaling $4.0 million for environmental matters. In each case, amounts are based on the assumption that the remedial actions currently proposed by the Company will be approved by the applicable government agency or are otherwise sufficient to remediate the sites. Based on currently available information and analysis, the Company estimates that for one site where a remediation plan has not been approved by the regulatory agency, it is reasonably possible that up to $3.0 million of additional remediation costs could be incurred if further site testing reveals more extensive environmental contamination or if the regulatory agency otherwise requires more extensive remediation.

Reforestation

Approximately 88 percent of the Company’s current lumber capacity is located in the Canadian province of British Columbia. The Company primarily obtains its timber from the Provincial Government of British Columbia under timber harvesting licenses. Under these licenses, the Company is responsible for all reforestation costs (such as site preparation, planting, fertilizing, thinning and herbicide application) until the harvested land requires no further reforestation activity prior to the next harvest. The Company estimates reforestation costs based on its substantial experience in reforestation in British Columbia under the Province’s forestry regulations. A significant portion of the reforestation costs occur during the first five years after harvest. The remaining costs are incurred until the harvested land is “free to grow,” generally seven to twelve years after initial planting. Whereas it is possible to reasonably estimate the costs of labor and materials required for reforestation activities, it is not possible to predict the impact of natural disasters, such as windstorms, droughts and forest fires, or the possibility of changes in the Province’s regulations. Due to the numerous variables associated with these judgments and assumptions, and the effects of governmental regulation, weather and forest fires, both the precision and reliability of the resulting estimates of the related liabilities are subject to uncertainties. As additional information becomes available, the estimates may change. At December 31, 2005, the Company’s total reforestation liability was $14.0 million. The Company recognized expenses related to reforestation activities of $7.4 million, $5.1 million and $3.0 million for the years 2005, 2004 and 2003, respectively. Cash expenditures for reforestation activities totaled $5.6 million, $4.7 million and $4.0 million for the same periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Financial Market Risk

The Company’s exposure to market risk for interest rates relates primarily to short- and long-term debt. The Company’s investment in marketable securities at December 31, 2005 and 2004 was not significant. The Company’s debt is 59 percent fixed rate with 41 percent of total debt at variable rates at December 31, 2005, and therefore, interest expense could be affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company’s net investment in Canadian operations. The Company’s net investment in Canadian subsidiaries is not hedged. The net assets of Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $226.7 million at December 31, 2005. The potential change in fair value resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $22.7 million at December 31, 2005. Any gain or loss in fair value would be reflected as a cumulative foreign currency translation adjustment. The change in fair value would not affect cash flows or reported net income or loss of the Company, but would increase or decrease accumulated other comprehensive income which is a component of stockholders’ equity.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries. The Company periodically uses foreign exchange contracts to manage a portion of its exposure to foreign currency transactions. The notional value of foreign currency exchange contracts outstanding at December 31, 2005 and 2004 was $11.0 million and $31.0 million, respectively.

The Company utilizes well-defined financial contracts in the normal course of its operations as a means to manage certain commodity price risks. The majority of these contracts are either fixed-price or index priced contracts for future purchases of energy, primarily natural gas and electricity. When contracts do not meet the amended definition of “normal purchases or normal sales” they are recorded at fair value.

As of December 31, 2005, the Company had purchased forward natural gas contracts at market indexed prices representing approximately 51 percent of its first quarter 2006 anticipated natural gas usage for its mills. Historically the Company’s forward purchase contracts for electricity and natural gas cover periods of twelve months or less. The Company buys forward 100 percent of its electricity requirements for its Halsey pulp mill, and at December 31, 2005, had purchased forward electricity through January 2006 at market indexed prices.

Item 8.	Financial Statements and Supplementary Data

Pope & Talbot, Inc.

Consolidated Balance Sheets

	December 31
	2005	2004
	(thousands except per share)
Assets
Current assets:
Cash and cash equivalents	$5,507	$7,927
Accounts receivable (less allowance of $5,450 in 2005 and $5,971 in 2004)	77,213	59,982
Inventories	126,236	129,526
Prepaid expenses	9,093	5,950
Deferred income taxes	—	7,856

Total current assets	218,049	211,241
Properties:
Plant and equipment	806,432	737,011
Accumulated depreciation	(440,123)	(405,714)

	366,309	331,297
Land and timber cutting rights	20,092	8,741

Total properties, net	386,401	340,038
Other assets:
Deferred charge	7,562	—
Prepaid pension costs	9,914	8,992
Other	8,727	10,356

Total other assets	26,203	19,348

	$630,653	$570,627

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$63,800	$5,605
Accounts payable	59,091	56,536
Accrued payroll and related taxes	24,205	24,137
Income taxes payable	576	7,657
Other accrued liabilities	21,491	18,955

Total current liabilities	169,163	112,890
Long-term liabilities:
Long-term debt, net of current portion	268,200	229,634
Deferred income tax liability, net	9,042	2,522
Other long-term liabilities	72,216	61,947

Total long-term liabilities	349,458	294,103
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $10 par value: 1,500,000 shares authorized; none issued	—	—
Common stock, $1 par value: 30,000,000 shares authorized; 17,208,496 and 17,208,100 shares issued	17,208	17,208
Additional paid-in capital	66,538	66,573
Retained earnings	31,190	85,109
Accumulated other comprehensive income, net of tax	11,062	9,437
Treasury stock, 903,403 and 966,332 shares, at cost	(13,966)	(14,693)

Total stockholders’ equity	112,032	163,634

	$630,653	$570,627

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Consolidated Statements of Operations

	Years Ended December 31
	2005	2004	2003
	(thousands except per share)
Revenues:
Pulp	$442,635	$432,525	$369,878
Wood Products
Lumber	359,089	290,766	214,342
Chips, logs and other	47,121	39,374	28,459

	406,210	330,140	242,801

Total revenues	848,845	762,665	612,679
Costs and expenses:
Pulp cost of sales	445,113	407,014	365,672
Wood Products cost of sales	397,193	286,799	239,924
Gain on timber tenure take-back	(3,451)	—	—
Selling, general and administrative	39,172	34,170	26,134

	878,027	727,983	631,730

Operating income (loss)	(29,182)	34,682	(19,051)
Interest expense, net	21,600	20,256	21,389

Income (loss) before income taxes	(50,782)	14,426	(40,440)
Income tax provision (benefit)	(773)	3,299	(15,628)

Net income (loss)	$(50,009)	$11,127	$(24,812)

Net income (loss) per share:
Basic	$(3.09)	$.70	$(1.59)

Diluted	$(3.09)	$.69	$(1.59)

Weighted average shares of common stock outstanding:
Basic	16,208	15,902	15,622
Diluted	16,208	16,116	15,622

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31
	2005	2004	2003
	(thousands)
Cash flow from operating activities:
Net income (loss)	$(50,009)	$11,127	$(24,812)
Noncash charges (credits):
Depreciation and amortization	38,130	37,672	38,171
Gain on sale of property and equipment	(805)	(310)	(1,343)
Gain on timber take-back	(3,451)	—	—
Deferred tax provision	4,529	(1,271)	(5,856)
Bad debt expense	(98)	1,928	1,043
Stock compensation	515	200	72
Decrease (increase) in working capital:
Accounts receivable	(13,279)	(2,094)	11,827
Inventories	16,939	(21,851)	7,442
Prepaid expenses and other assets	(73)	1,731	(3,681)
Accounts payable and accrued liabilities	252	9,582	(6,442)
Income taxes payable	(9,725)	7,792	—
Other, net	2,700	(8,830)	1,841

Net cash provided by (used for) operating activities	(14,375)	35,676	18,262

Cash flow from investing activities:
Proceeds from maturities of short-term investments	—	101	—
Restricted cash	—	5,000	(5,000)
Capital expenditures	(43,715)	(25,240)	(18,570)
Acquisition of sawmill	(37,596)	—	—
Proceeds from sale of properties and equipment	425	516	1,495
Proceeds from timber take-back	4,031	—	—

Net cash used for investing activities	(76,855)	(19,623)	(22,075)

Cash flow from financing activities:
Net borrowings (repayments) under revolving credit lines	96,793	(10,647)	12,607
Repayments of long-term debt	(4,942)	(4,483)	(4,552)
Exercise of stock options	244	6,889	186
Cash dividends	(3,910)	(5,101)	(5,006)

Net cash provided by (used for) financing activities	88,185	(13,342)	3,235

Effect of exchange rate on cash	625	1,134	420

Increase (decrease) in cash and cash equivalents	(2,420)	3,845	(158)
Cash and cash equivalents at beginning of year	7,927	4,082	4,240

Cash and cash equivalents at end of year	$5,507	$7,927	$4,082

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Consolidated Statements of Stockholders’ Equity

(thousands)

	Common stock		Treasury stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	17,207	$17,207	(1,569)	$(24,552)	$68,014	$108,901	$(25,718)	$143,852
Cash dividends ($.32 per share)	—	—	—	—	—	(5,006)	—	(5,006)
Issuance of shares under stock plans	1	1	16	388	(203)	—	—	186
Comprehensive income (loss):
Net loss	—	—	—	—	—	(24,812)	—	(24,812)
Foreign currency translation	—	—	—	—	—	—	32,791	32,791
Minimum pension liability adjustment (net of tax benefit of $301)	—	—	—	—	—	—	(546)	(546)

Total comprehensive income								7,433

Balance, December 31, 2003	17,208	17,208	(1,553)	(24,164)	67,811	79,083	6,527	146,465

Cash dividends ($.32 per share)	—	—	—	—	—	(5,101)	—	(5,101)
Issuance of shares under stock plans	—	—	587	9,471	(2,426)	—	—	7,045
Tax benefit related to exercise of stock options	—	—	—	—	1,188	—	—	1,188
Comprehensive income (loss):
Net income	—	—	—	—	—	11,127	—	11,127
Foreign currency translation (net of tax of $6,864)	—	—	—	—	—	—	5,826	5,826
Minimum pension liability adjustment (net of tax benefit of $1,612)	—	—	—	—	—	—	(2,916)	(2,916)

Total comprehensive income								14,037

Balance, December 31, 2004	17,208	17,208	(966)	(14,693)	66,573	85,109	9,437	163,634

Cash dividends ($.24 per share)	—	—	—	—	—	(3,910)	—	(3,910)
Issuance of shares under stock plans	—	—	63	727	(35)	—	—	692
Comprehensive income (loss):
Net loss	—	—	—	—	—	(50,009)	—	(50,009)
Foreign currency translation (net of tax of $369)	—	—	—	—	—	—	7,115	7,115
Minimum pension liability adjustment (net of tax benefit of $0)	—	—	—	—	—	—	(5,490)	(5,490)

Total comprehensive loss								(48,384)

Balance, December 31, 2005	17,208	$17,208	(903)	$(13,966)	$66,538	$31,190	$11,062	$112,032

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As described more fully in Note 7, “Debt” certain of the Company’s debt agreements contain financial covenants that are tested on a quarterly basis. At the end of both the third and fourth quarters of 2005 and the first quarter of 2006, the Company needed, and was successful in obtaining, waivers or amendments of financial covenants from its lenders. The Company incurred a net loss of $50.0 million in 2005, incurred net losses in three of the four prior years, and expects to incur a net loss in the first quarter of 2006. While the Company does not currently expect to be out of compliance with existing financial covenants as of quarterly compliance dates after March 31, 2006, compliance cannot be assured because the Company’s results of operations are highly dependent on price fluctuations in pulp and lumber markets and on the Canadian to U.S. dollar exchange rate. In addition, the Company must refinance the $59.1 million repurchase price under its Halsey pulp mill leases by January 2, 2007, and the Company’s Canadian credit facility expires on July 29, 2006 after which it will convert into two one-year term loans unless renewed or repaid. The Company’s recent losses and inability to comply with financial covenants, combined with uncertainty over the Company’s ability to refinance or renew maturing debt and comply with financial covenants in future periods, have raised substantial doubt about the Company’s ability to continue as a going concern.

To address its refinancing and existing covenant compliance issues, the Company is in negotiations with certain institutional lenders to refinance its Halsey pulp mill leases and existing Canadian and U.S. revolving credit facilities. The Company expects more of any refinanced debt to be term debt at long-term rates and that the average rate on any new debt will be substantially higher than the average rate paid on the debt being refinanced. The Company expects that the new credit facility will not include net worth or leverage covenants, but will include minimum EBITDA covenants. If the current negotiations are not successful, the Company will pursue other sources of debt financing believed to be available. If necessary, the Company will seek additional waivers of covenant requirements which it believes will continue to be granted as long as prospects for a refinancing remain positive. The Company will also consider possible asset sales to generate cash and reduce debt, or potential equity issuances to generate cash and improve stockholders’ equity. In considering alternatives, the Company is also cognizant of the possibility of a negotiated settlement of the Canada-U.S. softwood lumber dispute which could result in the refund to the Company of a substantial portion of the cash import duties deposited by the Company since 2002 ($123.1 million as of December 31, 2005). In the meantime, the Company has suspended the quarterly dividend to conserve net worth and cash, and is managing its working capital to conserve cash. The Company’s continuation as a going concern is ultimately dependent upon its future financial performance, which will be affected by general economic, competitive and other factors, many of which are beyond the Company’s control. There can be no assurance that the Company’s plans to ensure continuation as a going concern will be successful.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all its subsidiaries, after eliminating intercompany balances and transactions.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for new facilities and those expenditures that substantially increase the useful lives of existing property, plant and equipment are capitalized as well as interest costs associated with major capital projects until ready for their intended use. Interest capitalized is determined by applying the Company’s effective interest rate to the accumulated capital costs during the construction period of a project and is amortized over the depreciable life of related assets. Capitalized interest was $0.4 million for 2005 and was not material in 2004 and 2003. Upon sale or retirement of capitalized assets, the related cost and accumulated depreciation are removed from the accounts, with the resulting gain or loss included in the Consolidated Statements of Operations. Costs of maintenance and repairs are charged to expense as incurred.

Depreciation of assets other than pulp production assets is computed using the straight-line method over the useful lives of respective assets. Depreciation of the Company’s pulp production assets is computed using the units-of-production method. Estimated useful lives of the principal items of property, plant and equipment are as follows:

Mills and improvements	10 to 40 years
Equipment	7 to 30 years
Mobile equipment	5 to 7 years

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of an asset to the estimated undiscounted net future cash flows from the use and eventual disposition of the asset. The key assumptions in estimating these cash flows are future pricing of commodity products, future estimates of expenses to be incurred, future foreign exchange rates and future capital expenditures. If estimated future cash flows indicate the carrying value of an asset is not recoverable, impairment exists, and the asset’s book value is written down to its estimated realizable value.

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

In the U.S., the Company obtains its timber from various public and private sources under timber harvesting contracts. The Company does not incur a direct liability for, or ownership of, this timber until it has been harvested. Additionally, logs are purchased in the open market. At December 31, 2005, the Company’s best estimate of its total commitment at current contract rates under these contracts was approximately $13.7 million. The Company evaluates the need for recognition of a loss contract liability for its public and private timber harvesting contracts based on the estimated recoverability of total cost applied to such harvests as measured by the total estimated harvesting and conversion costs compared to finished goods selling prices.

Amounts capitalized as Canadian timber cutting rights (tree farm licenses and timber licenses) in conjunction with sawmill acquisitions accounted for as a purchase are amortized over 50 years on a straight-line basis due to the long-term, renewable nature of the contracts with the Province of British Columbia.

Reforestation

Under the Canadian timber harvesting licenses mentioned above, the Company is contractually responsible for all reforestation costs until the harvested land is “free to grow.” This is a forestry term meaning that no further reforestation activity is anticipated prior to the next harvest. A substantial portion of the reforestation responsibilities, such as site preparation and planting, occurs during the first five years after harvest. The remaining costs, such as thinning and herbicide application, are incurred until the harvested land is free to grow, generally seven to twelve years after initial planting. The Company accrues for the total estimated cost of reforestation as the timber is harvested. The estimated costs are included in inventory and, as the lumber is sold, charged to cost of sales. Actual expenditures for reforestation are applied against this accrual when they are made.

The Company estimates reforestation costs based on its substantial experience in reforestation in British Columbia under the Province’s forestry regulations. The liability for reforestation costs is recorded at fair value, which requires the Company to, in addition to projecting future cash expenditures for each cut-block within the Company’s operating areas, anticipate the effects of inflation and use an appropriate risk-adjusted discount rate in the calculation of the liability. Whereas it is possible to reasonably estimate the costs of labor and materials required for reforestation activities, it is not possible to predict the impact of natural disasters, such as windstorms, droughts and forest fires, or the possibility of changes in the Province’s regulations. The Company adjusts the discounted reforestation liability for the passage of time by applying the discount rate used when the initial liability was recorded to the liability balance at the beginning of the year. This adjustment to the liability is recorded as accretion expense in cost of sales.

Income Taxes

The Company accounts for income taxes using the asset and liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. For deferred tax assets that cannot be recognized under the more likely than not standard, the Company has established a valuation allowance. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period such determination was made. Also, if the Company determined that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to increase the valuation allowance on such deferred tax asset generally would be charged to expense in the period such determination was made.

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

Statements of Cash Flows

The Company classifies as cash and cash equivalents unrestricted cash on deposit in banks plus all investments having original maturities of 90 days or less. Total cash expenditures for interest were $21.7 million, $20.9 million and $22.0 million for 2005, 2004 and 2003, respectively. Net cash paid (refunded) for income taxes were $4.6 million, $(6.7) million and $(10.0) million in 2005, 2004 and 2003, respectively.

Interest

Interest expense in the Consolidated Statements of Operations is shown net of interest income and capitalized interest. Interest income was $0.3 million in 2005, 2004 and 2003.

Financial Instruments and Derivatives

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair values due to the short maturity of those instruments.

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

The Company utilizes well-defined financial contracts in the normal course of its operations as a means to manage its foreign currency exchange rate and certain commodity price risks. The majority of contracts used to manage commodity price risks are either fixed-price or index priced contracts for future purchases of energy, primarily natural gas and electricity. When contracts do not meet the amended definition of “normal purchases or normal sales” they are recorded at fair value.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries. The Company uses foreign currency exchange rate contracts to manage a portion of its exposure to these transactions, but historically has not entered into long-term contracts with respect to exposure from its operations in Canada and the amount hedged at year-end was not material.

Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within a company’s control. A liability is required to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 clarifies when there is sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. As further explained in Note 8, “Other Long-Term Liabilities,” the Company evaluated its legal obligations to perform asset retirement activities where settlement is conditional on a future event and determined that certain potential liabilities exist of which the Company does not have sufficient information to apply expected present value techniques to conditional asset retirement obligations and has not recorded a liability at December 31, 2005.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”. This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective for fiscal years beginning after June 15, 2005, SFAS No. 123(R) requires that the cost resulting from all share-based payment awards be recognized as stock based compensation expense at fair value over the period during which an employee is required to provide service in exchange for the award. The Statement eliminates the alternative to account for share-based compensation transactions using the intrinsic value method of accounting in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued. As a result, proforma disclosures currently provided in Note 2 “Net Income (Loss) Per Share, Stock-Based Compensation” in lieu of recognition of stock-based compensation expense, will no longer be required. SFAS No. 123(R) requires a company to disclose information about the nature of share-based payment transactions and the effects of those transactions on the financial statements. All public companies that apply the provisions of this Statement on January 1, 2006 are required to adopt this statement using a modified version of prospective application. This approach requires application of the Statement to all new awards and awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for awards that are outstanding as of the effective date and for which service has not been rendered are required to be recognized as service is rendered on or after the effective date. The compensation cost for these awards is based on the grant-date fair value of the awards as calculated for either recognition or proforma disclosures under SFAS No. 123. Companies may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosure required for those periods by SFAS No. 123. As of January 1, 2006, the Company will implement this Statement and estimates that the effect of adopting this Statement will reduce 2006 earnings by $0.3 million to $0.6 million.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” which amends the guidance on inventory pricing in Accounting Research Bulletin No. 43. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. It requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement apply to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will implement this Statement effective January 1, 2006 and does not expect that this Statement will have a significant effect on its financial position, results of operations or cash flows.

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

Reclassifications

Certain reclassifications have been made to prior years’ data to conform to the current year’s presentation. As described in Note 13, “Segment Information” in 2005, the Company changed its method of allocating indirect costs of centralized services to the Pulp and Wood Products segments and has reclassified the prior period amounts to be consistent with the current period presentation.

2. Net Income (Loss) Per Share

Earnings Per Share

The computation of basic net income (loss) per share is based on net income or loss and the weighted average number of common shares outstanding during each year. The computation of diluted net income (loss) per share does not assume conversion or exercise of securities that would have an antidilutive effect. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards. For 2005 and 2003, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted were the same.

Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.25 to $21.06 per share in 2005, from $17.61 to $21.06 per share in 2004, and from $5.25 to $30.38 per share in 2003, averaged 1,057,100, 35,500 and 1,544,200 for the years ended December 31, 2005, 2004 and 2003, respectively. Restricted shares not included in the computation of diluted loss per share averaged 91,800 and 18,700 for the years ended December 31, 2005 and 2003, respectively.

Stock-Based Compensation

As allowed by SFAS No. 123, the Company has retained the compensation measurement principles of APB Opinion No. 25 and its related interpretations for stock options. Under APB Opinion No. 25, compensation expense for stock-options is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. No stock-based compensation expense for stock-options has been reflected in net income (loss), as reported, as all options when granted had exercise prices equal to the market value of the underlying stock.

The following table illustrates the proforma effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	2005	2004	2003
	(thousands except per share)
Net income (loss), as reported	$(50,009)	$11,127	$(24,812)
Stock-based compensation expense included in net income (loss), net of related tax effects	515	130	47
Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,695)	(825)	(580)

Pro forma net income (loss)	$(51,189)	$10,432	$(25,345)

Basic net income (loss) per share:
As reported	$(3.09)	$0.70	$(1.59)
Pro forma	(3.16)	0.66	(1.62)
Diluted net income (loss) per share:
As reported	$(3.09)	$0.69	$(1.59)
Pro forma	(3.16)	0.65	(1.62)

The Company uses treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to a stock option plan, the difference between the exercise price and the cost of treasury shares is recorded as an increase or decrease to additional paid-in capital.

3. Receivables

The Company has entered into a Receivable Purchase Agreement with a financial institution to sell, at the Company’s option, qualifying accounts receivable on a revolving basis. The agreement provides for the sale of up to $35 million of qualifying accounts receivable. At December 31, 2005 and 2004, $28.8 million and $33.4 million, respectively, of sold accounts receivable were excluded from accounts receivable in the accompanying Consolidated Balance Sheets. The proceeds available under this program are subject to change based on the level of eligible receivables and restrictions on the concentrations of receivables. The Company remains the collection agent for the accounts receivable provided that it is in compliance with the agreement’s covenants. The Company receives adequate compensation for these services, therefore no servicing asset or obligation has been recorded. The Company is obligated to indemnify the financial institution against any losses on collection of sold receivables, and has collateralized this indemnity obligation with $10 million of other accounts receivable. The costs under this program vary based on changes in interest rates (LIBOR), are included in selling, general and administrative expenses and were $1.4 million and $0.6 million in 2005 and 2004, respectively.

4. Inventories

	2005	2004
	(thousands)
Lumber	$25,747	$23,135
Pulp	30,711	39,553
Saw logs	34,924	30,471
Pulp logs, chips and sawdust	10,635	14,056
Chemicals and supplies	25,874	23,830
LIFO reserve	(1,655)	(1,519)

	$126,236	$129,526

The portion of inventories determined using the last-in, first-out (LIFO) method are reflected in the above table at an aggregate of $19.4 million and $25.7 million using the average cost method at December 31, 2005 and 2004, respectively.

5. Properties

	2005	2004
	(thousands)
Plant and equipment:
Mills and improvements	$117,110	$103,726
Equipment	658,189	608,152
Mobile equipment	16,960	20,249
Construction in progress	14,173	4,884

	$806,432	$737,011

Land and timber cutting rights:
Land	$6,511	$5,008
Canadian timber cutting rights	13,581	3,733

	$20,092	$8,741

Included in plant and equipment at December 31, 2005, were assets at cost of $177.2 million ($178.4 million at December 31, 2004) and a net book value of 33.8 million ($37.0 million at December 31, 2004) for which the Company does not hold title. See Note 7, “Debt” and the discussion of the Halsey mill sale/leaseback transactions.

6. Income Taxes

Income (loss) before income taxes were comprised of the following:

	2005	2004	2003
	(thousands)
Domestic loss	$(10,671)	$(354)	$(13,614)
Foreign income (loss)	(40,111)	14,780	(26,826)

	$(50,782)	$14,426	$(40,440)

The income tax provision (benefit) consisted of the following components:

	2005	2004	2003
	(thousands)
Current tax provision (benefit):
Federal	$(199)	$254	$(1,200)
State	12	(836)	20
Foreign	(5,115)	5,152	(8,592)

	(5,302)	4,570	(9,772)

Deferred tax provision (benefit):
Federal	17,644	(1,031)	(4,616)
State	591	4	(322)
Foreign	(13,706)	(244)	(918)

	4,529	(1,271)	(5,856)

Net income tax provision (benefit)	$(773)	$3,299	$(15,628)

The income tax provision (benefit) was different from the amount computed by applying the U.S. statutory federal income tax rate as set forth in the following reconciliation:

	2005	2004	2003
	(thousands)
Provision (benefit) at U.S. statutory rate	$(17,774)	$5,048	$(14,154)
State tax net of federal benefit	(132)	18	(196)
State pollution control credits	(1,136)	(1,177)	(1,540)
Non-deductible interest expense	876	925	978
Canadian capital tax	724	351	774
Research credits	(2,838)	(494)	34
State taxes on undistributed foreign earnings	(183)	1,076	—
Valuation allowance	22,329	(1,829)	—
Taxes previously provided, net	—	(893)	(1,741)
Change in Canadian income tax rate	(1,505)	—	—
Tax benefit of amortizable assets	(1,210)	—	—
Other items, net	76	274	217

	$(773)	$3,299	$(15,628)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2005	2004
	(thousands)
Deferred taxes:
Current assets	$5,930	$7,856
Noncurrent assets	57,388	53,922

Total deferred tax assets	63,318	61,778
Valuation allowance	(24,098)	—

Net deferred tax asset	39,220	61,778
Noncurrent deferred tax liabilities	(48,262)	(56,444)

Net deferred tax asset (liability)	$(9,042)	$5,334

The most significant deferred tax asset relates to U.S. net operating loss carryforwards. At December 31, 2005, the Company had available $71.3 million of U.S. federal tax loss carryforwards expiring as follows: 2012—$0.6 million; 2020—$4.2 million; 2021—$21.5 million; 2022—$26.4 million and 2023—$18.6 million. The Company has state net operating loss carryforwards of $35.2 million that expire between 2015 and 2018. As of December 31, 2005, the Company also had alternative minimum tax credit carryforwards of $0.5 million that may be carried forward indefinitely.

As of December 31, 2005, the Company established a valuation allowance for certain deferred tax assets of $24.1 million, including those for a portion of U.S. federal and state net operating loss carryforwards. The valuation allowance included $1.8 million associated with other comprehensive income, which is charged directly to stockholders’ equity and does not impact the income tax provision, resulting in a tax provision expense of $22.3 million. Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. In prior years and quarters, the Company has relied on tax planning strategies to support its determination that it was more likely than not that U.S. federal and state net operating loss carryforwards and other deferred tax assets would be utilized before expiration. During the course of the audit of the Company’s 2005 financial statements, it was determined that the Company could no longer conclude as of December 31, 2005 that tax planning strategies would continue to be viable and prudent in light of year-end losses and preliminary indications of first quarter 2006 results. Accordingly, the Company recorded valuation allowances at December 31, 2005 against those deferred tax assets.

In December 2005, the Company sold its Spearfish manufacturing assets to its wholly-owned Canadian subsidiary, Pope & Talbot, Ltd., in a transaction that generated approximately $21.0 million of taxable gain for U.S. federal and state income tax purposes. This taxable gain will be offset by U.S. net operating loss carryforwards that otherwise would have expired in 2011 and 2012, resulting in a $7.6 million decrease in the Company’s balance of U.S. deferred tax assets. Because of the inter-company nature of the sale, the $7.6 million in income tax expense for book purposes was deferred and recorded as a deferred charge on the balance sheet as of December 31, 2005. This deferred charge will be amortized over the book life of the transferred assets, which is estimated to be 10-12 years. The sale also resulted in a $21.0 million increase in the basis of the transferred assets for the Canadian subsidiary. As that increased basis is depreciated in Canada over the life of the assets, there will be an annual benefit that is expected to approximately offset the deferred charge amortization each year. Accordingly, this transaction is expected to result in an overall minimal effect on the Company’s earnings over time while effectively utilizing U.S. deferred tax assets in 2005.

Undistributed earnings of the Company’s Canadian subsidiaries totaled $191.9 million as of December 31, 2005. Under existing U.S. income tax laws, the undistributed earnings of foreign subsidiaries are not subject to U.S. tax until distributed as dividends. The Company has established a tax planning strategy involving the potential future distribution of earnings of its Canadian subsidiaries. Under generally accepted accounting principles in the U.S., such distributions of future earnings can be considered part of a tax planning strategy in determining the need for and amount of a valuation allowance for deferred tax assets only to the extent deferred income tax liabilities have been recognized for existing undistributed earnings or earnings that have been distributed in the past. Accordingly, the Company has recognized additional U.S. federal and state deferred tax liabilities on the undistributed earnings of its Canadian subsidiaries. State deferred tax liabilities decreased by $0.2 million in 2005 to $0.9 million with a corresponding benefit to the tax provision, while federal deferred tax liabilities increased by $0.3 million in 2005 to $7.2 million with a corresponding decrease in equity through the foreign currency translation adjustment.

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	2005	2004
	(thousands)
Postretirement benefits	$14,669	$12,155
Reforestation	2,778	3,069
Deferred taxes on undistributed foreign earnings	(8,127)	(7,940)
Property, plant and equipment	(33,831)	(43,300)
Other assets	6,378	6,375
Tax credits—AMT and research	4,415	2,196
Net operating loss carryforwards	26,862	29,013
Other, net of valuation allowance	1,912	3,766

Net deferred tax assets	15,056	5,334
Less valuation allowance	(24,098)	—

Net deferred tax asset (liability)	$(9,042)	$5,334

At December 31, 2003, the Company had a valuation allowance of $1.0 million on its state net operating loss carryforwards which was released in 2004. At December 31, 2005, the Company had a $24.1 million valuation allowance on its U.S. federal and state deferred tax assets. In 2005, the Company settled its Canadian income tax obligations through 2000, without an adverse impact. The Canada Revenue Agency is currently reviewing 2001 and 2002. The results of this examination are unknown at this time; however, the Company believes the provisions for income taxes for years since 2000 are adequate.

7. Debt

	2005	2004
	(thousands)
Revolving credit and term loan facilities, expiring in 2007 and 2008, variable interest rates 5.19% and 4.74% at December 31, 2005 and 2004, respectively	$134,967	$33,265
Lease financing obligations, weighted average interest rate 7.13%	63,378	68,381
Long-term obligation, due 2006-2013, effective rate 7.54%	6,581	7,182
8 3/8% senior notes due 2013, less unamortized discount of $7,926, effective rate 11.03%	52,074	51,411
8 3/8% debentures, due 2013, effective rate 8.54%	75,000	75,000

	332,000	235,239
Less current portion	63,800	5,605

Long-term debt	$268,200	$229,634

Revolving Credit Facilities

At December 31, 2005, the Company had borrowings of $135.0 million outstanding under its Canadian revolving credit facilities and no borrowings outstanding under its U.S. revolving credit facility, and was utilizing $19.5 million of available borrowing capacity for outstanding letters of credit. As of December 31, 2005, the Company had available approximately $25.9 million of borrowing capacity under its revolving lines of credit and covenant requirements.

In July 2005, the Company renewed its Canadian revolving bank line of credit agreement, consisting of two extendable revolving credit facilities. The agreement was increased to $180.0 million Canadian (approximately $154.7 million U.S.) and the revolving credit provisions expire on July 29, 2006. The maximum revolving borrowing capacity under one line totals $80.0 million Canadian (approximately $68.7 million U.S.) and converts into a one-year term loan upon expiration of the revolving credit provisions, although prior to the recent amendment described below, this credit line would convert into a two-year term loan upon expiration of the revolving credit provision. The other line provides $100.0 million Canadian (approximately $86.0 million U.S.) of revolving borrowing capacity and converts into a one-year term loan upon expiration of the revolving credit provisions. The lines are secured by certain inventory and accounts receivable, the Company’s Fort St. James sawmill and its Canadian pulp mills’ land and equipment. Borrowings are at the lenders’ bankers’ acceptance rates plus a spread or other such interest rates mutually agreed upon between the Company and lenders. Commitment fees of .45 percent and .55 percent per year on the unused portions of the $80.0 million Canadian line and $100.0 million Canadian line, respectively, are payable quarterly. The revolving credit agreement contains certain restrictive covenants applicable to the Company’s Canadian subsidiaries, including a maximum leverage ratio and minimum interest coverage ratio. The interest coverage ratio requires the Canadian subsidiaries to maintain a ratio of adjusted EBITDA to interest expense of at least 2-to-1 measured at the end of each quarter for the four quarter period then ended. For the year ended December 31, 2005, this ratio for the Canadian subsidiaries was 2.01-to-1, and the Company does not expect to satisfy this covenant requirement for the period ending March 31, 2006. Accordingly, on March 29, 2006 the Company entered into a Waiver and Amendment Agreement with its Canadian banks that included a waiver of compliance with this covenant as of March 31, 2006. This waiver and amendment also included the Company’s agreement to forthwith pledge its unencumbered Canadian sawmills as additional security and an amendment providing that both credit lines convert into one-year term loans upon expiration of the revolving credit provisions.

The Company also has a three-year revolving line of credit with a U.S. lender. The agreement, expiring in March 2007, was amended in June 2005 to increase the maximum revolving borrowing capacity to $35.0 million and is secured by certain accounts receivable and inventories. The interest rate associated with the U.S. revolving credit agreement is based on the lender’s prime rate plus a spread or other such interest rates mutually agreed upon between the Company and the lender plus a margin based on the Company’s debt ratio (as defined). A commitment fee of .125 percent is payable monthly for the unused portion of the U.S. credit facility. The agreement contains financial covenants that apply when the Company borrows or has more than $25.0 million in letters of credit outstanding under the credit agreement, including as of December 31, 2005 a maximum ratio of total debt to total capitalization of 72.5 percent and minimum consolidated stockholders’ equity of $127,649,000. The Company did not meet these covenant requirements at December 31, 2005 and the lender waived the compliance requirement. The Company also does not expect to be in compliance with these covenants at March 31, 2006, and has obtained a waiver of compliance as of that date as well. In addition, the Company and the lender agreed to modify these covenants so that on June 30, 2006 and future quarterly compliance dates the Company will be required to have a maximum ratio of total debt to total capitalization of 77.5 percent and a minimum consolidated stockholders’ equity of $95.0 million.

Halsey Pulp Mill Lease Financing

In 1999, the Company entered into a sale/leaseback of its Halsey pulp mill. The facility was sold for $64.6 million cash in a transaction accounted for as a financing, wherein the property remained on the books and continued to be depreciated. A lease-financing obligation equal to the proceeds received was recorded. The lease term ends in 2012, with an early repurchase option in 2007.

In 2001, the Company entered into a sale/leaseback of the Halsey pulp mill’s chlorine dioxide facility (the ClO2 lease financing). The lessor is the same financial institution with which the Company sold and leased back the Halsey pulp mill in 1999. In this transaction, the lessee is a limited partnership of which the Company is the general partner and another financial institution is the limited partner. The limited partner invested $10.6 million in the lessee partnership, which was utilized to fund an advance rent payment to the lessor of the ClO2 facility. The Company recorded the ClO2 transaction as a $25.4 million lease financing obligation and a $10.6 million long-term obligation. The ClO2 lease financing has a term, rent payment schedule and early repurchase option that are coterminous with the Halsey mill sale/leaseback.

The Halsey leases together require rent payments of $5.8 million in January and July of 2006. Beginning in January of 2007 (if the leases have not been terminated by exercise of the early repurchase options), two semi-annual payments of $16.6 million and other payments totaling $22.5 million through the end of the lease term in 2012 are required.

There are two repurchase options under each of the Halsey leases. The aggregate repurchase price under the early repurchase options exercisable on January 2, 2007 is $59.1 million, payable in five installments during 2007. The repurchase options at the end of the leases will be at fair market value as determined at the time of the exercise. Accordingly, the terms of the leases provide a financial incentive for the Company to exercise the early repurchase options, and the Company has accounted for the leases as if the $59.1 million aggregate repurchase price is a final principal and interest payment due on January 2, 2007. The lease documents contain certain financial covenants, including a maximum leverage ratio, a minimum net worth requirement and a fixed charge coverage ratio or liquidity requirement.

As of September 30, 2005, the Company’s adjusted net worth was less than the amount required by the Halsey lease covenant. Accordingly, on September 30, 2005, the Company entered into two letter agreements with the other parties to the Halsey leases pursuant to which the other parties waived compliance with the financial covenants as of and for the period ending September 30, 2005. In both letter agreements, the Company agreed that it would comply with the waived covenants as of October 31, 2005. On October 31, 2005, the Company again entered into letter agreements pursuant to which the other parties to the Halsey leases waived compliance with the covenants. On October 31, 2005, as a condition to the waivers, the Company provided a $7.0 million letter of credit issued under its U.S. revolving credit agreement to further secure its future payment obligations under the Halsey leases.

On December 28, 2005, the Company again entered into amendments to its Halsey pulp mill leases pursuant to which the lenders waived compliance with the financial covenants. The Company sought the amendments because it expected to be out of compliance with the Halsey lease minimum net worth and maximum leverage ratio covenants as of December 31, 2005, which required (i) Adjusted Net Worth (stockholders’ equity less cumulative translation adjustment) of at least $139.5 million (actual at December 31, 2005 was $90.8 million), and (ii) a maximum leverage ratio (total debt as a percentage of the sum of total debt plus Adjusted Net Worth) of 62.5% (actual at December 31, 2005 was 78.5%). Under the amendments, compliance with the maximum leverage ratio, minimum net worth and fixed charge coverage ratio covenants were waived for December 31, 2005 and all subsequent compliance dates through the exercise date of the early repurchase options; provided, however, that compliance with these covenants will be required as of September 30, 2006 if the Company hasn’t given irrevocable notice of exercise of the early repurchase options by that date. Accordingly, the Company faces likely defaults if it does not refinance the $59.1 million repurchase price by January 2, 2007. In addition, the amendments impose a new liquidity covenant as of December 31, 2005 and each quarter-end thereafter under which the Company must have cash balances plus borrowing availability under credit facilities totaling at least $15 million. As conditions to the amendments, the Company entered into a mortgage pursuant to which it granted liens and security interests on its previously-unencumbered Spearfish sawmill facility as additional security for its obligations under the Halsey leases. The Company has classified debt related to the Halsey leases as current liabilities at December 31, 2005 due to the notification requirement in September 2006 of the early repurchase options.

The Company is retiring the long-term obligation through the allocation by the lessee partnership of state pollution control tax credits and other partnership tax attributes to the limited partner over the 12 tax years ending in 2012. The long-term obligation will not be affected by the exercise of the early repurchase options. The Company is obligated to otherwise repay the long-term obligation if the state pollution control tax credits and other tax attributes are not available to the limited partner as contemplated in the agreement. The stated effective interest rate represents the calculated implicit interest rate on the cash investment of the limited partner based upon the after-tax cash flows of the pollution control tax credits and other tax attributes allocated to the limited partner over the 12 year life of the limited partnership. At December 31, 2005, the Company maintained a $7.5 million letter of credit to support the long-term obligation.

8 3/8% Senior Notes

On July 30, 2002, the Company issued $60 million principal amount of 8 3/8% senior notes due 2013, with net proceeds to the Company of $50.1 million, after discount and issue expenses. The 8 3/8% senior notes were priced to yield 10.5 percent. The terms and conditions of the notes are substantially identical to the Company’s existing 8 3/8% debentures due 2013. The Company’s 8 3/8% senior notes and debentures are unsecured and do not have any financial covenants. The total fair value of the 8 3/8% senior notes and debentures was $91.8 million based upon the trading price of the instruments at December 31, 2005.

Long-term debt and future minimum capital lease payments at December 31, 2005 are as follows:

	Long-Term Debt	Long-Term Obligation	Lease Financing Obligations
	(thousands)
Year ending December 31:
2006	$—	$422	$11,640
2007	134,967	474	59,090
2008	—	641	—
2009	—	1,059	—
2010	—	2,016	—
Thereafter	127,074	1,969	—

	262,041	6,581	70,730
Amount representing interest			(7,352)

Present value of minimum lease payments			63,378
Current portion	—	(422)	(63,378)

Long-term portion	$262,041	$6,159	$—

8. Other Long-term Liabilities

Other long-term liabilities consist of the following:

	2005	2004
	(thousands)
Asset retirement obligations:
Reforestation obligation	$6,760	$5,751
Landfill closure costs	3,188	2,380

Total asset retirement obligations	9,948	8,131

Pension liabilities	21,985	17,795
Other postretirement benefits	33,659	28,830
Environmental liabilities	3,302	4,480
Other	3,322	2,711

	$72,216	$61,947

At December 31, 2005, an additional $7.2 million and $0.7 million of asset retirement obligations and environmental liabilities, respectively, were reported as current liabilities in other accrued liabilities. The corresponding current amounts at December 31, 2004 were $6.7 million and $0.9 million, respectively.

The activity in the Company’s asset retirement obligation liabilities is summarized in the following table:

	2005	2004
	(thousands)
Beginning balance January 1	$14,806	$14,061
Additional liabilities incurred	6,649	4,486
Liabilities settled	(5,615)	(4,655)
Revisions in estimated cash flows	(375)	(897)
Accretion expense	1,097	794
Impact of foreign currency rate changes	584	1,017

Ending balance December 31	17,146	14,806
Less amounts classified as current liabilities	(7,198)	(6,675)

Long-term portion of asset retirement obligations	$9,948	$8,131

In the fourth quarter of 2005, the Company evaluated its legal obligations to perform asset retirement activities where settlement is conditional on a future event and determined that certain potential liabilities exist. All of the Company’s mills have pipe insulation that may contain asbestos. Any asbestos in this material is not a threat to human health until it is disturbed because it is in a stable and protected place. There is a requirement to remove asbestos and dispose of it properly when it is encountered and disturbed. When the Company performs maintenance activities and encounters asbestos it immediately implements formal remediation procedures to remove and dispose of the material. The Company has no plans to disturb or remove this material and is unable to determine the amount of asbestos that may be in the insulation material. Additionally, the Company has an effluent treatment basin at its Halsey, Oregon pulp mill. When the effluent treatment system can no longer meet the effluent discharge permit limits the basin will need to be dredged of waste materials. The Company is unable to predict when this event will occur and has no plans to increase its effluent discharge. The Company does not have sufficient information to apply expected present value techniques to these conditional asset retirement obligations and therefore has not recorded a liability for these obligations at December 31, 2005.

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

Certain union employees are covered under multi-employer pension plans. Contributions to these plans are based upon negotiated hourly rates. It is not possible to determine the amount of accumulated benefits or net assets available for benefits that apply solely to Company employees covered by these plans. All other Company participating employees are covered by plans administered by the Company. The amounts contributed to multi-employer pension plans were $7.8 million (including $0.7 million for employees located at Fort St. James since the acquisition date) in 2005, $6.7 million in 2004 and $5.8 million in 2003.

The Company’s funding policy regarding all of its Company-administered pension plans is to make contributions to the plans that are at least the minimum amounts required by law. The Company also sponsors unfunded postretirement medical and life insurance plans for certain salaried and non-salaried employees and their eligible spouses and dependents.

The Company sponsors a defined contribution plan (401k) for all U.S. salaried employees and defined contribution plans for certain employees in Canada. For U.S. employees, contributions may be made on a before-tax basis, and the Company matches a portion of the employee’s contributions in cash to be invested among investment options at the employee’s discretion. Under the Canadian plans, the Company contributes seven percent of defined compensation in cash to be invested among several investment options at the employee’s discretion. The amounts contributed to defined contribution plans for participating employees were $1.4 million in 2005, $1.2 million in 2004 and $1.1 million in 2003.

The annual measurement date for the Company’s plans is September 30. The projected benefit obligation for all plans exceeded the fair value of plan assets at each period end presented. The following tables set forth selected financial information regarding the pension and postretirement benefit plans at December 31:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
	(thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$115,777	$102,573	$45,701	$36,984
Service cost	3,498	3,158	1,362	1,130
Interest cost	6,954	6,398	2,850	2,267
Actuarial loss	12,448	5,489	6,057	4,766
Settlement	235	5	—	—
Benefits paid	(5,663)	(5,885)	(1,093)	(1,059)
Foreign currency rate changes	2,596	4,039	1,104	1,613

Benefit obligation at end of year	$135,845	$115,777	$55,981	$45,701

Change in plan assets:
Fair value of plan assets at beginning of year	$87,327	$78,427	$—	$—
Actual return on plan assets	10,397	7,517	—	—
Employer contributions	8,304	4,750	1,093	1,059
Benefits paid	(5,663)	(5,885)	(1,093)	(1,059)
Foreign currency rate changes	1,669	2,518	—	—

Fair value of plan assets at end of year	$102,034	$87,327	$—	$—

Funded status	$(33,811)	$(28,450)	$(55,981)	$(45,701)
Employer contribution after measurement date	1,361	2,685	114	98
Unrecognized net actuarial loss	33,005	24,084	22,907	17,511
Unrecognized prior service cost	917	1,127	(699)	(738)
Unrecognized net asset at transition	(3)	(12)	—	—

Prepaid (accrued) benefit cost	$1,469	$(566)	$(33,659)	$(28,830)

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
	(thousands)
Amounts recognized in the Balance Sheet:
Prepaid benefit cost	$9,914	$8,992	$—	$—
Intangible asset	768	955	—	—
Accrued benefit liability	(21,985)	(17,795)	(33,659)	(28,830)
Minimum pension liability included in accumulated other comprehensive income, net of income taxes	10,182	4,692	—	—
Deferred income taxes	2,590	2,590	—	—

Net amount recognized	$1,469	$(566)	$(33,659)	$(28,830)

The accumulated benefit obligation for all defined benefit pension plans was $122.8 million and $105.7 million at December 31, 2005, and 2004, respectively.

The periodic pension cost for 2005, 2004 and 2003 was composed of the following:

	Pension Benefits
	2005	2004	2003
	(thousands)
Components of net periodic benefit cost:
Service cost	$3,498	$3,158	$2,956
Interest cost	6,954	6,398	6,026
Expected return on plan assets	(7,382)	(6,511)	(5,783)
Amortization of prior service cost	234	219	205
Amortization of transition amounts	(10)	(11)	(10)
Recognized net actuarial loss	1,209	870	798
Settlement (gain) loss	235	(376)	—

Net periodic benefit cost for Company administered plans	4,738	3,747	4,192
Contributions to multi-employer plans	7,828	6,660	5,774

Net periodic benefit cost	$12,566	$10,407	$9,966

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.1%	6.3%	6.9%
Rate of compensation increase	4.0%	4.0%	4.5%
Expected return on plan assets	8.4%	8.5%	8.6%
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.4%	6.1%
Rate of compensation increase	3.7%	4.0%

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

Net periodic benefit cost for the Company’s postretirement medical and life insurance plans for 2005, 2004 and 2003 is presented below. The 2004 cost includes the effects of the implementation of the Medicare Prescription Drug Improvement and Modernization Act of 2003, which were not material.

	Other Postretirement Benefits
	2005	2004	2003
	(thousands)
Components of net periodic benefit cost:
Service cost	$1,362	$1,130	$972
Interest cost	2,850	2,267	2,128
Amortization of prior service cost	(61)	(57)	—
Recognized net actuarial loss	1,111	671	569

Net periodic benefit cost	$5,262	$4,011	$3,669

Weighted-average discount rates used to determine:
Net periodic benefit cost	6.2%	6.3%	6.9%
Benefit obligations	6.0%	6.2%

For measurement purposes of postretirement plans the following table sets forth the assumed rates of increase in health care costs:

	2005	2004
Assumed health care cost trend rates:
Domestic Plans—
Health care cost trend rate assumed for next year, pre-65	11.0%	12.0%
Health care cost trend rate assumed for next year, post-65	12.0%	13.0%
Rate to which the cost trend gradually declines to	5.0%	5.0%
Year that the rate reaches ultimate trend rate	2015	2015
Canadian Plans—
Health care cost trend rate assumed for next year	6.4%	5.8%
Rate to which the cost trend gradually declines to	4.2%	4.1%
Year that the rate reaches ultimate trend rate	2012	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
	(thousands)
Effect on total service and interest cost components	$935	$(724)
Effect on postretirement benefit obligation	10,324	(8,729)

The Company’s pension plans asset allocation targets and asset allocation at the measurement date are as follows:

	2005		2004
Asset Category	Target Range	Percentage of Plan Assets	Target Range	Percentage of Plan Assets
Equities securities	30%-70%	61.9%	30%-70%	54.0%
Debt securities	30%-70%	38.1%	30%-70%	46.0%

		100.0%		100.0%

As defined benefit pension plans are designed primarily to provide a source of monthly income throughout an employee’s retirement years, the pension plans have a long-term investment perspective. The Company has adopted a policy of rebalancing the overall allocation at a minimum on an annual basis and quarterly if any individual asset class moves outside of the target range. Investments include U.S. and international equities and fixed income portfolios. In the fourth quarter of 2005, the funds were reallocated to meet a new target range for equities of 55 percent to 60 percent of plan assets and for debt securities 40 percent to 45 percent of plan assets. The actual mix of asset investments at any point in time reflects the assessment of the risk/return trade-off of being in a particular asset class.

Based on information currently available, the Company does not expect to be required to make cash contributions to its U.S. qualified pension plan and expects to contribute approximately $4.9 million to its Canadian qualified plans in 2006. The Company expects to make benefit payments of approximately $0.8 million related to its non-qualified pension plans in 2006. The Company intends to make only the required minimum pension contributions in 2006. If interest rates were to decline below current levels or future investment performance was significantly below projections, the Company could elect to make voluntary contributions to its plans in addition to minimum requirements.

Benefit payments, which reflect information currently available on expected future service, are expected to be paid over the next ten years are reflected below. Expected Medicare prescription subsidy receipts are not material.

	Pension	Other
Year of Expected Benefit Payments	Benefits	Benefits
	(thousands)
2006	$6,735	$1,416
2007	6,715	1,645
2008	6,655	1,796
2009	7,167	2,009
2010	7,477	2,296
Years 2011-2015	44,718	15,328

10. Stockholders’ Equity

Stock Plans

The Company accounts for all options under APB Opinion No. 25 and related interpretations, under which no compensation expense has been recognized in the Consolidated Statements of Operations. In 2004 and 2003, the Company had maintained three stock option plans. These plans consisted of a stock option plan (Incentive Plan) for officers and key employees which also provided for the issuance of restricted stock awards, a non-employee director stock option plan (Director Plan) and a non-employee director stock retainer fee plan (Retainer Plan). The Retainer Plan was terminated effective as of December 31, 2004. In May 2005, the Director Plan was terminated and the Company’s Shareholders approved amendments to the Incentive Plan to allow non-employee directors to be eligible to receive awards under the plan, increase shares reserved under the plan and change the name of the plan from “Employee Stock Option Plan” to “Stock Incentive Plan.” The terminations of the Director Plan and Retainer Plan had no effect on options granted under those plans before the terminations. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The plan provides for granting both incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock, as well as restricted shares. Such options are granted at 100 percent of fair market value on the date of grant. Options are exercisable as stated in each individual grant and vest over a five-year period; however, no option may extend beyond ten years from the date of grant. At December 31, 2005, shares available for future grants under this plan totaled 951,843.

On December 14, 2004, the Company’s Board of Directors approved a new non-employee director compensation policy and stock ownership guidelines (Policy) and a new non-employee director deferred compensation plan (Deferred Comp Plan). Under the Policy, which was effective January 1, 2005, non-employee directors receive annual retainers paid in cash and in common stock of the Company and receive cash meeting fees. The Policy also established a 5,000 share common stock ownership goal for each non-employee director to be achieved within 5 years from January 1, 2005. The Deferred Comp Plan permits each non-employee director to elect to defer receipt of all or any portion of the cash and stock retainers payable under the Policy. All deferred amounts are in stock and credited to individual “stock accounts” which represent a right to receive shares of Company common stock on a deferred basis following termination of Board service.

A summary of the options outstanding at December 31, 2005, 2004 and 2003 and changes during the years then ended in the number of shares (Shares) and the weighted average exercise price (Price) is presented below:

	2005		2004		2003
	Shares	Price	Shares	Price	Shares	Price
	(shares in thousands)
Outstanding at beginning of year	1,031	$14	1,544	$14	1,520	$15
Granted	73	16	99	17	248	13
Exercised	(16)	15	(553)	12	(11)	8
Forfeited or canceled	(31)	15	(59)	22	(213)	19

Outstanding at end of year	1,057	15	1,031	14	1,544	14

Exercisable at year-end	725	15	576	15	928	14

Weighted average fair value of options granted during year	$5.37		$6.65		$3.86

The fair value of options granted in 2005, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rates of 4.0, 3.1 and 3.6 percent; dividend yields of 2.2 , 2.1 and 4.0 percent; and expected volatility of 40 percent in 2005 and 2004, and 46 percent in 2003. Average expected option lives of five years were assumed for 2005 and 2004 and six years was assumed for 2003.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Range of exercise prices
	$5-$11	$12-$14	$15-$17	$18-$21	Total
	(shares in thousands)
Options outstanding:
Number outstanding	58	584	388	27	1,057
Remaining contractual life in years	3.2	5.7	5.9	3.3	5.6
Weighted average exercise price	$8	$14	$16	$20	$15
Options exercisable:
Number exercisable	58	377	263	27	725
Weighted average exercise price	$8	$14	$16	$20	$15

Restricted Stock Awards

In March 2005 and January 2004, the Company awarded 37,700 and 33,900 shares of restricted stock, respectively, and 7,900 and 7,300 contingently issuable shares, respectively. Restricted stock awards in other periods were not significant. The awards vest and become unrestricted or issuable ratably over five years from the date of grant. The market value of the Company’s common stock on the date of grant determines the value of all restricted stock and contingent stock awards. The restricted stock is recorded at the date of the award as unearned compensation and recorded as a component of additional paid-in capital. The unearned compensation is amortized to compensation expense using the straight-line method over the periods of restriction. The value of contingently issuable stock is accrued as a liability on grant date and is charged to expense using an accelerated method over the vesting period. The liability is relieved at the time of stock issuance.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as reported on the Consolidated Balance Sheets includes the following components:

	Minimum Pension Liability	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(thousands)
Balance at December 31, 2004, net of taxes	$(4,692)	$14,129	$9,437
Current-period changes, before taxes	(5,490)	7,484	1,994
Income taxes	—	(369)	(369)

Balance at December 31, 2005, net of taxes	$(10,182)	$21,244	$11,062

11. Commitments and Contingencies

Litigation

The Company is a party to legal proceedings and environmental matters generally incidental to the business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables, the Company currently believes that adequate liabilities have been established for probable losses when the amount could be reasonably determined. The Company regularly monitors its exposure to legal and environmental loss contingencies and, as additional information becomes available, the Company’s estimates may change.

Minimum Rental and Other Commitments

The Company leases certain equipment, including computers, automobiles and other mobile equipment that are classified as operating leases. It also leases office space for its corporate administrative and sales functions. Rent expense for operating leases was $7.7 million in 2005, $6.0 million in 2004 and $5.4 million in 2003. For operating leases with remaining terms of more than one year, the minimum lease payment requirements were $6.1 million for 2006, $4.9 million for 2007, $3.8 million for 2008, $2.3 million for 2009, and $0.9 million for 2010, with total payments thereafter of $1.5 million.

The Company had purchase obligations totaling $43.2 million at December 31, 2005 primarily related to raw material of $25.5 million and energy of $15.1 million. Raw material purchase obligations are for timber under contract, chips, sawdust and chemicals. Purchase obligations exclude arrangements that the Company can cancel without penalty. At December 31, 2005, the Company’s future commitments under non-cancelable purchase obligations were as follows: $32.0 million for 2006, $5.6 million for 2007, $3.1 million for 2008, $0.8 million for 2009, and $0.9 million for 2010, with total payments thereafter of $0.8 million.

Guarantees

In connection with the sale/leaseback of the Halsey pulp mill and ClO2 facility (see Note 7, “Debt”), the Company agreed to indemnify certain other participants in the financings against the loss, on an after-tax basis, of certain tax items, including Oregon pollution control tax credits. At December 31, 2005, the maximum potential indemnity payments that could be required under these guarantees were $14.0 million. The amount recorded as liabilities related to these guarantees was $6.5 million. The Company’s indemnity obligations with respect to these tax items continue while the relevant tax years of the indemnified parties remain open to audit.

In connection with the sale of a former business, the Company is secondarily liable for certain payments to a third party in the event the buyer fails to make such payments. The potential future liability, if any, cannot be estimated at this time. The Company has not recorded a liability for this potential obligation.

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

In response to the petitions, the ITC conducted an investigation and, in May 2002, determined that the lumber industry in the United States was threatened with material injury by reason of softwood lumber imports from Canada. Also in May 2002, the DOC determined the CVD deposit rate to be 18.79 percent and the ADD deposit rate applicable to the Company to be 8.43 percent, resulting in a combined duty deposit rate of 27.22 percent on the Company’s lumber imports from May 22, 2002 to December 20, 2004.

As a result of the ITC and DOC rulings, on May 22, 2002, the Company began expensing and making cash deposits of import duties at the combined 27.22 percent deposit rate, and incurred duties of $14.1 million in the balance of 2002. The Company continued to incur import duties in 2003 and for nearly all of 2004 at the 27.22 percent deposit rate, and its results included duty costs of $29.4 million in 2003 and $42.3 million in 2004. In December 2004, the DOC lowered the duty rates and the Company incurred duties for nearly all of 2005 at a combined 20.15 percent rate and its results included duty costs of $37.3 million in 2005. Accordingly, the Company has made total cash deposits of $123.1 million with respect to lumber imported into the U.S. from May 22, 2002 to December 31, 2005.

A summary of the CVD and ADD liabilities recorded at December 31, 2005, 2004 and 2003 and changes during the years then ended is presented as follows:

	2005	2004	2003
	(thousands)
Beginning balance	$1,300	$900	$1,300
Duties accrued	37,300	42,300	29,400
Duties deposited	(38,000)	(41,900)	(29,800)

Ending balance	$600	$1,300	$900

The rulings of the ITC and the DOC have been appealed by Canadian authorities to panels under the North American Free Trade Agreement (NAFTA) and of the World Trade Organization (WTO). In August 2004, a NAFTA panel ruled for the third time that the ITC’s determination of a “threat of material injury” from subsidized and dumped imports of Canadian softwood lumber was not supported by substantial evidence, and this time remanded the case to the ITC with explicit instructions to issue a final determination consistent with the panel’s findings. In September 2004, the ITC complied with the NAFTA panel’s order and issued a final decision “that the U.S. softwood industry is not threatened with material injury by reason of subject imports from Canada.” In so doing, the ITC stated for the record that it believed that the NAFTA panel had exceeded its authority, violated NAFTA, seriously departed from fundamental rules of procedure, and committed legal error. In November 2004, the United States government filed an appeal of this final decision with the Extraordinary Challenge Committee (ECC) provided for under NAFTA and on August 11, 2005, the ECC upheld the NAFTA panel ruling. This decision should have had the effect of invalidating the duties on Canadian softwood lumber and requiring the refund of all duties deposited to date; however, the United States continues to dispute the applicability of this decision and Canada has filed another lawsuit in the U.S. Court of International Trade challenging the United States’ position.

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

In December 2004, the DOC determined the CVD rate to be 17.18 percent and the ADD rate applicable to the Company to be 4.03 percent (or a 21.21 percent combined rate) for the first administrative review periods. This new rate was effective for cash deposits on Company shipments beginning December 20, 2004. On January 24, 2005, the DOC further reduced the ADD rate applicable to the Company to 3.78 percent and on February 24, 2005, the DOC further reduced the CVD rate to 16.37 percent, resulting in a combined cash deposit rate for the Company of 20.15 percent. Cash deposits paid by the Company on lumber imports during the first administrative review period totaled $4.8 million in excess of the duties payable at the new rates determined for these periods.

In December 2005, the DOC determined the CVD rate to be 8.70 percent and the ADD rate applicable to the Company to be 2.11 percent (or a combined rate of 10.81 percent) for the second administrative review periods consisting of the period from April 1, 2003 to March 31, 2004 for the CVD and May 1, 2003 through April 30, 2004 for the ADD. This new rate was effective for cash deposits on Company shipments beginning December 13, 2005. Cash deposits paid by the Company on lumber imports during the second administrative review period totaled $17.6 million in excess of the duties payable at the new rates determined for these periods.

The Canadian government has appealed the first administrative review of the CVD determination to a NAFTA dispute settlement panel with U.S. industry and trade groups having appealed the ADD determination to the U.S. Court of International Trade. The Canadian government has filed a complaint with the NAFTA Secretariat to appeal the results of the second administrative review to a NAFTA dispute settlement panel. While the appeals are pending, no refunds of excess CVD or ADD payments will be made. The appeal process is likely to take at least two years from initiation to completion. Given the uncertainties of the appeal process and ultimate payment of refunds, the Company has not recorded a receivable for any potential refunds of duties paid.

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

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown legislated that licensees, including the Company, were required to return to the Crown 20 percent of their annual allowable cut (AAC) in excess of 200,000 cubic meters. The Plan stated that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Company’s AAC was reduced by 177,000 cubic meters at the beginning of 2006 with a further reduction of 22,000 cubic meters expected at the beginning of 2007. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. The timber tenure acquired in 2005 with the Fort St. James sawmill had already been reduced under the Plan and is not subject to further reduction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license. Compensation discussions for the loss of harvesting rights were completed in December 2005. The Company received $4.0 million for the loss of these rights and recorded a $3.5 million gain on this transaction. An advance of $0.6 million was also received to compensate for the value of the loss of improvements and for costs expected to be incurred for certain deactivation activities on areas taken. Negotiations are ongoing with respect to these items.

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

Environmental Matters

The Company is currently participating in the investigation and environmental remediation of several sites where the Company currently conducts or previously conducted business. The ultimate costs to the Company for the investigation, remediation and monitoring of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. When the estimate of a probable loss is a range, the minimum amount in the range is accrued when no estimate within the range is better than another. As additional information becomes available, the Company’s estimates may change. Remediation costs incurred are charged against the liabilities, and the Company has assumed it will bear the entire cost of remediation at these sites.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens, Oregon, required further investigation. The Company is currently participating in the investigation phase of this site and completed additional bioassay and sediment testing and site analysis in 2004 and 2005. The remediation liability balance was $2.8 million at December 31, 2005, representing the low end of the range of estimated future remediation and monitoring costs at this site. The liability is for the estimated costs of soil, sediment and groundwater remediation and post-remediation monitoring costs, and is based on the Company’s preliminary assessment of the nature and extent of site contamination and remediation methodology. The Company completed its sediment evaluation in 2005 and expects to establish site remedial action goals with ODEQ in 2006 upon their approval of the Company’s ecological assessment. If ODEQ requires more extensive remediation or monitoring for any other reason, it is reasonably possible that up to $3.0 million of additional remediation and monitoring costs could be incurred based on currently available information and analysis. Site testing costs charged against the liability in 2005 totaled $0.1 million and the reserve was decreased $0.8 million to reflect an updated estimate of the low end of the range of environmental costs. The Company currently expects the majority of the remediation costs to be incurred in 2007 thru 2009, with post-remediation monitoring costs to begin in 2010 and to continue for 20 years.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site sediments and surrounding area at Port Gamble, Washington. WDOE requested that the Company perform an investigation of sediments in the bay adjacent to the mill site to determine the extent of wood waste accumulation. Remediation dredging was completed in 2003 as part of the sediment clean up action plan submitted to WDOE. The Company received approval of its remediation plan from WDOE in April 2004 and submitted a sediment baseline study in October 2004. The sediment baseline study indicated that the site is approximately 80 percent recovered to-date. In November 2004, the Company received a letter from WDOE requesting additional study and analysis of the mill site sediments. The Company submitted a rebuttal to WDOE’s request for further study and is currently in discussions with WDOE to identify further remediation steps for the site. The liability balance for this site was $0.4 million at December 31, 2005, primarily for future monitoring costs related to the approved clean-up action plan. Remediation costs charged against the liability in 2005 totaled $0.1 million. The Company expects to incur monitoring costs through 2014.

The Company formerly leased a 72-acre site adjacent to the Port Gamble sawmill site as a log raft holding area from the Washington Department of Natural Resources (DNR). In 2003, the WDOE issued a “no further action” letter for the site declaring that there were negligible environmental effects from wood debris sediments at the log raft holding area. In 2004, DNR advised the Company that it was proposing additional site investigations as a condition precedent to final termination of the lease. The Company continues to discuss resolution of this issue with DNR and WDOE, but does not anticipate any resolution until wood sediment standards for the state of Washington are established by WDOE which could take many years.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to remediate the basin. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company has worked with British Columbia’s Ministry of Environment to develop an appropriate remediation strategy. The Company performed site testing and a series of partial basin dredges in 2003 and extensive dredging in 2004 and in 2005. The liability balance was $0.7 million at December 31, 2005, representing the estimated cost of removing the remaining sources of water contamination. Remediation costs charged to the liability in 2005 totaled $0.3 million. Further dredges are planned for 2006 and 2007 to complete the remediation.

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

Labor Relations

Approximately 80 percent of the Company’s hourly employees are covered under collective bargaining agreements. In 2005, the Company concluded negotiations with the U.S. unions in Halsey, Oregon, covering approximately 141 employees. The renewed contract expires in May 2008.

The Canadian Merchant Service Guild (CMSG) represents 28 Arrow Lakes employees in British Columbia. The agreement with the employees covered under this collective bargaining agreement expired on September 30, 2005. The Company and the union are continuing to negotiate a renewal of the contract.

Certain Concentrations—Sources of Supply

The Company’s Mackenzie pulp mill purchased approximately 72 percent of its fiber requirements in 2005, under long-term “evergreen” contracts, from sawmills primarily located in Mackenzie, British Columbia and owned by one corporation. A long-term supply interruption from these sources or an inability by the Company to obtain its fiber requirements from other sources at comparable terms could adversely affect operating results. However, the Company does not expect any issues with respect to its fiber supply for the Mackenzie pulp mill.

12. Acquisition

On April 25, 2005, the Company acquired the assets of the Fort St. James sawmill from Canadian Forest Products Ltd., a subsidiary of Canfor Corporation, in a transaction accounted for as a purchase. The cash purchase price was $36.7 million plus the assumption of $3.4 million of liabilities, and the Company incurred direct acquisition costs of $0.9 million. The cash purchase price was funded by borrowings under the Company’s Canadian credit facilities. The acquired assets include timber harvesting rights on lands owned by the Province of British Columbia providing an annual allowable cut (AAC) of 640,000 cubic meters. The Fort St. James sawmill is located in the northern interior of British Columbia and has an annual capacity of approximately 288 million board feet of spruce, pine, fir (SPF) lumber production. The mill’s production is complementary to the Company’s existing lumber mills, its geographic location diversifies the Company’s resource base and the associated timber tenures significantly increase the Company’s timber base. The results of Fort St. James are included in the consolidated financial statements of the Company from the date of purchase.

The purchase price of Fort St. James was calculated as follows (in thousands):

Cash payment	$36,738
Direct acquisition costs	858
Deferred tax effect of applying purchase accounting	269

$37,865

The purchase price, including direct acquisition costs, was allocated to the assets acquired and liabilities assumed based upon their fair value as indicated below (in thousands):

Inventories	$11,094
Plant and equipment	19,965
Timber cutting rights	9,991
Other assets	194
Reforestation liabilities	(2,598)
Other liabilities	(781)

Estimated fair value of net assets acquired	$37,865

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

	Years Ended December 31
	2005	2004
	(thousands, except per share)
Revenue	$876,414	$861,273
Net income (loss)	(49,452)	18,980
Basic net income (loss) per share	(3.05)	1.19
Diluted net income (loss) per share	(3.05)	1.18

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

The accounting policies of the operating segments are the same as those described in Note 1, “Accounting Policies.” The Company evaluates performance based on operating income or loss before interest and income taxes. In 2005, the Company changed its method of allocating indirect costs of centralized information services to the Pulp and Wood Products segments and has reclassified the prior period amounts to be consistent with the current period presentation. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	2005	2004	2003
	(thousands)
Revenues
Pulp	$442,635	$432,525	$369,878
Wood Products
Lumber	359,089	290,766	214,342
Chips, logs and other	47,121	39,374	28,459

	406,210	330,140	242,801

	$848,845	$762,665	$612,679

Income (loss) before income taxes
Pulp	$(13,604)	$13,541	$(6,353)
Wood Products	2,937	38,026	(895)
Gain on timber take-back	3,451	—	—
General Corporate	(21,966)	(16,885)	(11,803)

Operating income (loss)	(29,182)	34,682	(19,051)
Interest expense, net	(21,600)	(20,256)	(21,389)

	$(50,782)	$14,426	$(40,440)

Depreciation and amortization
Pulp	$26,429	$28,801	$28,933
Wood Products	10,269	7,256	7,760
General Corporate	1,432	1,615	1,478

	$38,130	$37,672	$38,171

Total assets at year-end
Pulp	$407,708	$410,791	$395,886
Wood Products	190,407	125,307	97,207
General Corporate	32,538	34,529	46,469

	$630,653	$570,627	$539,562

	2005	2004	2003
	(thousands)
Capital expenditures
Pulp	$18,348	$15,436	$12,950
Wood Products	25,206	9,276	4,090
Wood Products acquisition of sawmill	37,596	—	—
General Corporate	161	528	1,530

	$81,311	$25,240	$18,570

Properties, net, by geographic region
United States	$39,613	$67,665	$74,371
Canada	346,788	272,373	260,637

	$386,401	$340,038	$335,008

Revenues by geographic region(1)
United States	$453,675	$395,081	$303,962
Canada	87,070	60,468	54,133
Northern Europe	84,495	104,723	109,716
Italy	87,556	82,607	49,188
China	57,426	49,428	30,803
Japan	28,940	27,429	25,383
Other	49,683	42,929	39,494

	$848,845	$762,665	$612,679

(1)	Revenues are reported by the destination of the customer shipment.

14. Boundary Sawmill Rationalization

On October 28, 2005, the Company announced its plan to close its sawmill in Midway, British Columbia and consolidate its operations in the Boundary timber supply area at its Grand Forks sawmill in British Columbia at the end of the first quarter of 2006. The plan of consolidation anticipated some job reductions and the transfer of certain qualified employees and equipment to Grand Forks. Any remaining equipment at Midway would be sold at auction and certain buildings would be demolished. Estimated costs related to the mill closure totaled approximately $4.9 million, with $2.0 million expected to be recorded in the fourth quarter of 2005, and the balance recorded as costs were incurred in the first through third quarters of 2006.

Subsequently, market prices for softwood lumber strengthened and the U.S. Department of Commerce announced on December 6, 2005 a reduction in the cash deposit duty rates on softwood lumber imports into the United States from 20.15 percent to 10.81 percent. In addition, the union representing the Midway employees challenged the Company’s position that the consolidation of operations constituted a “relocation” of the Midway sawmill rather than a “permanent plant closure” under the union contract. All of these factors caused the Company to reevaluate its decision to close the Midway sawmill. On January 5, 2006, the arbitrator ruled in favor of the union, a decision that would have resulted in an increase in estimated expenses for employee termination benefits. On January 25, 2006, the Company announced that it would continue to operate the Midway sawmill on a reduced basis after March 31, 2006.

As a result of the changed plans surrounding the Midway sawmill, the Company recorded $0.3 million of employee termination costs and $0.3 million of accelerated depreciation in Wood Products cost of sales in the fourth quarter of 2005. In February 2006, the Company reached agreement with the union regarding early retirement or other severance benefits for hourly employees. Based on this agreement, the Company estimates that total employee termination costs, including the portion recorded in the fourth quarter of 2005, will range from $1.1 million to $2.0 million, and expects to record a majority of these costs, as well as an additional $0.3 million of accelerated depreciation, in the first quarter of 2006. All of the employee termination costs will result in future cash expenditures and are based on management’s best estimate of the costs to be incurred. It is at least reasonably possible that a change in these estimates will occur in the near term if experience differs from current estimates.

15. Quarterly Information (Unaudited)

The following quarterly information is unaudited, but includes all adjustments which management considers necessary for a fair representation of such information. For interim quarterly statements, income taxes were estimated using the best available information for projected results for the entire year. Gross profit is revenues less cost of sales.

	Quarter				Year
	First	Second	Third	Fourth
	(thousands except per share)
2005
Revenues	$207,210	$202,093	$212,736	$226,806	$848,845
Gross profit (loss)	12,580	3,344	(1,426)	(7,959)	6,539
Net loss	(645)	(6,988)	(8,822)	(33,554)	(50,009)
Per Common Share
Basic and diluted net loss	$(.04)	$(.43)	$(.54)	$(2.07)	$(3.09)
Dividends	.08	.08	.08	—	.24
Stock Price
High	18.47	18.20	12.20	10.22	18.47
Low	14.49	10.43	10.07	6.60	6.60

	Quarter				Year
	First	Second	Third	Fourth
	(thousands except per share)
2004
Revenues	$177,322	$193,557	$199,144	$192,642	$762,665
Gross profit	7,496	29,126	24,378	7,852	68,852
Net income (loss)	(3,280)	9,211	7,775	(2,579)	11,127
Per Common Share
Basic net income (loss)	$(.21)	$.59	$.49	$(.16)	$0.70
Diluted net income (loss)	(.21)	.58	.48	(.16)	.69
Dividends	.08	.08	.08	.08	.32
Stock Price
High	18.27	19.77	20.93	18.87	20.93
Low	14.54	14.80	17.00	14.67	14.54

In the third quarter of 2005, the Company recorded $1.0 million of professional services that were incurred to assist the Company in obtaining Canadian research and experimentation tax credits of $2.5 million. Additionally, the Company recorded $0.5 million in legal and other expenses to obtain debt covenant waivers.

In the fourth quarter of 2005, the Company recorded a valuation allowance against its U.S. deferred tax assets resulting in $22.3 million in income tax expense, recorded an increase in the income tax benefit of $1.5 million for a reduction in the British Columbia income tax rate, and revised its treatment of amortization of Boundary Timber tenures previously recorded as permanent differences which resulted in a tax benefit of $1.2 million. The Company also recorded a $3.5 million gain for the loss of harvesting rights resulting from the take-back by the Crown of timber tenures under the Forestry Revitalization Plan. The Company also incurred $1.4 million for costs associated with obtaining lease amendments and debt covenant waivers and $0.8 million in cash management and other financial consulting fees.

In 2005, the Company incurred lumber import duty charges of $8.5 million, $10.1 million, $10.4 million and $8.3 million for the first, second, third and fourth quarters, respectively, for a total charge of $37.3 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Pope & Talbot, Inc.:

We have audited the accompanying consolidated balance sheets of Pope & Talbot, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope & Talbot, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has significant borrowings which require compliance with financial covenants subject to quarterly measurement and has suffered recurring losses, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pope & Talbot, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 30, 2006

Schedule II

Pope & Talbot, Inc.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

	Balance at Beginning of Period	Charges (Credits) to Earnings	Deductions from Allowance(1)	Balance at End of Period
	(thousands)
Allowance applied against specific assets shown on Balance Sheets:
Accounts receivable
Year ended December 31, 2005	$5,971	$(98)	$423	$5,450

Year ended December 31, 2004	$4,086	$1,928	$43	$5,971

Year ended December 31, 2003	$3,043	$1,043	$—	$4,086

(1)	Accounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined by the Securities and Exchange Commission, as of the end of the period covered by this report, and have concluded that, based upon such evaluation, and due to the identification of a material weakness in internal control over financial reporting, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation and assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In conducting the aforementioned evaluation and assessment, management identified a material weakness in internal control over financial reporting relative to the Company’s accounting for income taxes. Specifically, as of December 31, 2005, the Company’s processes and procedures for management oversight and review of income tax accounting practices did not operate effectively. This lack of effective management oversight and review of the Company’s income tax accounting practices resulted in a material error in the Company’s preliminary provision for income taxes that was corrected prior to the issuance of the 2005 consolidated financial statements. Accordingly, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005 based on the assessment that, as of December 31, 2005, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected, on a timely basis by Company employees in the normal course of performing their assigned functions.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 9A (e) below.

(c) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the last completed quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Regarding the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting above, management is considering what changes to the design and/or operation of its internal control over financial reporting should be made to address the material weakness.

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

(d) Chief Executive Officer and Chief Financial Officer Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in May 2005, the Company’s Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) an annual certification of compliance with NYSE listing standards without qualification.

(e) Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Pope & Talbot, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)), that Pope & Talbot, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pope & Talbot, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness relative to the Company’s accounting for income taxes has been identified and included in management’s assessment: As of December 31, 2005, the Company’s processes and procedures for management oversight and review of the Company’s income tax accounting practices did not operate effectively. This lack of effective management oversight and review of the Company’s income tax accounting practices resulted in a material error in the Company’s preliminary provision for income taxes. Due to this material weakness in the Company’s internal control over financial reporting, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements with regard to income taxes would not be prevented or detected, on a timely basis, by Company employees in the normal course of performing their assigned functions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pope & Talbot, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period then ended. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 30, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Pope & Talbot, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Pope & Talbot, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  KPMG LLP

Portland, Oregon

March 30, 2006

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 of Part III is presented as a separate item entitled “Executive Officers of the Registrant Who are Not Directors” in Part I, Item 4 of this Report on Form 10-K and under the items entitled “Certain Information Regarding Directors and Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 11, 2006. Such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled “Director Remuneration” and “Executive Compensation and Other Information” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 11, 2006. Such information is incorporated herein by reference.

I tem 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the items entitled “Security Ownership of Management,” “Beneficial Ownership of Over 5 percent of Pope & Talbot Common Stock,” and “Equity Compensation Plan Information” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 11, 2006. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Not applicable.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Part III is presented under the item entitled “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 11, 2006. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following financial statements of the Company are included in this report:

Consolidated balance sheets at December 31, 2005 and 2004.
Consolidated statements of operations for years ended December 31, 2005, 2004 and 2003.
Consolidated statements of cash flows for years ended December 31, 2005, 2004 and 2003.
Consolidated statements of stockholders’ equity for years ended December 31, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm—KPMG LLP.

(a)(2)	Schedules

The following schedules of the Company are included in this report:

Schedule II—Valuation and Qualifying Accounts.

(a)(3)	Exhibits

The following exhibits of the Company are filed as part of this annual report:

Exhibit No.
2.1.	Asset Purchase Agreement dated December 22, 2004 between Canadian Forest Products Ltd. and Pope & Talbot Ltd. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 28, 2004 (SEC File No. 1-7852)).

3.1.	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2005 (SEC file No. 1-7852)).

3.2.	Bylaws, as amended effective as of May 5, 2005. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005 (SEC File No. 1-7852)).

4.1.	Indenture, dated June 2, 1993, between the Company and Chemical Trust Company of California as Trustee with respect to the Company’s 8 3/8% Debentures due 2013. (Incorporated herein by reference to Exhibit 4.1 to the Company’s registration statement on Form S-3 filed with the SEC on April 6, 1993 (SEC File No. 33-60640)).

4.2.	Rights Agreement, dated as of April 3, 1998, between the Company and Chase Mellon Shareholder Services, L. L. C., as rights agent. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 1998 (SEC File No. 1-7852)).

4.3.	Amended and Restated Participation Agreement dated as of December 27, 2001 among the Company, SELCO Service Corporation, the Note Purchasers named therein, Wilmington Trust Company and First Security Bank, National Association. (Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC file No. 1-7852)).

4.4.	Amended and Restated Facility Lease between the Company and Wilmington Trust Company dated December 27, 2001. (Incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC file No. 1-7852)).

Exhibit No.
4.5.	Amendment dated December 13, 2002 to Amended and Restated Facility Lease between the Company and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 3, 2003 (SEC file No. 1-7852)).

4.6.	Waiver Letter Agreement dated September 30, 2005 between the Company, Wells Fargo Bank Northwest and the Note Purchasers named therein (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2005 (SEC File No. 1-7852)).

4.7.	Restated Waiver Letter Agreement dated October 4, 2005 between the Company, SELCO Service Corporation and Wilmington Trust Company (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2005 (SEC File No. 1-7852)).

4.8.	Waiver Letter Agreement dated October 31, 2005 among the Company, SELCO Service Corporation and Wilmington Trust Company (Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 3, 2005 (SEC File No. 1-7852)).

4.9.	First Amendment dated as of October 31, 2005 to Amended and Restated Facility Lease dated as of December 27, 2001 between the Company and Wilmington Trust Company (Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 3, 2005 (SEC File No. 1-7852)).

4.10.	Waiver Letter Agreement dated October 31, 2005 among the Company, Wells Fargo Bank Northwest, and the Note Purchasers named therein (Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 3, 2005 (SEC File No. 1-7852)).

4.11.	Second Amendment dated December 28, 2005 to Amended and Restated Facility Lease between the Company and Wilmington Trust Company, Wells Fargo Bank Northwest, and National Association (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2006 (SEC File No. 1-7852)).

4.12.	Indenture dated July 30, 2002, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, with respect to the Company’s 8 3/8% Senior Notes due 2013. (Incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002 (SEC File No. 1-7852)).

4.13.	Third Amended and Restated Credit Agreement dated November 30, 2004, between the Company and Toronto-Dominion Bank, Bank of Montreal, The Bank of Nova Scotia, Canadian Western Bank, HSBC Bank Canada and Caisse Centrale Desjardins (Incorporated herein by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005 (SEC File No. 1-7852)).

4.14.	Amending Agreement dated July 27, 2005 to Third Amended and Restated Credit Agreement between the Company and The Toronto-Dominion Bank, Bank of Montreal, The Bank of Nova Scotia, Canadian Western Bank, HSBC Bank Canada and Caisse Centrale Desjardins (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2005 (SEC File No. 1-7852)).

4.15.	Amendment dated December 16, 2005 of Amending Agreement to Third Amended and Restated Credit Agreement between the Company and The Toronto-Dominion Bank, Bank of Montreal, The Bank of Nova Scotia, Canadian Western Bank, HSBC Bank Canada and Caisse Centrale Desjardins.

4.16.	Waiver and Amendment Agreement dated March 29, 2006 between the Company and The Toronto-Dominion Bank, Bank of Montreal, The Bank of Nova Scotia, Canadian Western Bank, HSBC Bank of Canada and Caisse Centrale Desjardins.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of agreements relating to other long-term debt.

10.1.	Executive Compensation Plans and Arrangements

10.1.1.	Stock Incentive Plan (formerly known as the Employee Stock Option Plan), as amended (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2005 (SEC File No. 1-7852))

10.1.2.	Executive Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005 (SEC File No. 1-7852)).

10.1.3.	Deferral Election Plan (terminated as to new deferrals on December 14, 2004). (Incorporated herein by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 filed with the SEC on March 31, 1993 (SEC file No. 1-7852)).

10.1.4.	Supplemental Executive Retirement Income Plan. (Incorporated herein by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 filed with the SEC on March 25, 1991 (SEC File No. 1-7852)).

10.1.5.	Form of Severance Pay Agreement among the Company and certain of its executive officers. (Incorporated herein by reference to Exhibit 10.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File No. 1-7852)).

10.1.6.	1996 Non-Employee Director Stock Option Plan, as amended (terminated as to new option grants on May 5, 2005). (Incorporated herein by reference to Exhibit 10.1.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005 (SEC File No. 1-7852)).

10.1.7.	Special Non-Employee Director Stock Retainer Fee Plan (terminated as to new option grants on December 14, 2004). (Incorporated herein by reference to Exhibit 99.5 to the Company’s Form S-8 filed with the SEC on February 22, 1999 (SEC file No. 333-72737)).

10.1.8.	Non-Employee Directors Compensation Policy and Stock Ownership Guidelines. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 14, 2004 (SEC File No. 1-7852)).

10.1.9.	Non-Employee Directors Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 14, 2004 (SEC File No. 1-7852)).

10.1.10.	Split Dollar Life Insurance Agreement between the Company and Maria M. Pope, as trustee of the Pope Grandchildren’s Trust, dated December 21, 1999. (Incorporated herein by reference to Exhibit 10.1.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 24, 2000 (SEC File No. 1-7852)).

10.1.11.	Restricted Stock Award Agreement entered into on April 26, 2001 effective as of September 9, 1999 between the Company and Michael Flannery. (Incorporated herein by reference to Exhibit 10.1.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC File No. 1-7852)).

10.1.12.	Form of Restricted Stock Award Agreement used for restricted stock awards to executive officers under the Company’s Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.1.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on October 29, 2004 (SEC File No. 1-7852).

21.1.	List of subsidiaries.

23.1.	Report on Financial Statement Schedule and Consent of Independent Registered Public Accounting Firm.

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 31st day of March, 2006.

POPE & TALBOT, INC.

By:	/s/ MICHAEL FLANNERY
Michael Flannery Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ MICHAEL FLANNERY Michael Flannery	Chairman of the Board, President and Chief Executive Officer

/s/ GORDON P. ANDREWS Gordon P. Andrews	Director

/s/ DAVID J. BARRAM David J. Barram	Director

/s/ LIONEL G. DODD Lionel G. Dodd	Director

/s/ ROBERT G. FUNARI Robert G. Funari	Director

/s/ KENNETH G. HANNA Kenneth G. Hanna	Director

/s/ PETER T. POPE Peter T. Pope	Director

/s/ RICHARD K. ATKINSON Richard K. Atkinson	Vice President and Chief Financial Officer

/s/ LAURY L. COOPER Laury L. Cooper	Controller