Form 10-Q
period 2006-03-31
POPE & TALBOT INC /DE/
filed 2006-05-10
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1 par value – 16,337,623 shares as of April 30, 2006.

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements:

Condensed Consolidated Balance Sheets - March 31, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4. Controls and Procedures	30

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	31

ITEM 1A. Risk Factors	31

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	*

ITEM 3. Defaults Upon Senior Securities	*

ITEM 4. Submission of Matters to a Vote of Security Holders	*

ITEM 5. Other Information	*

ITEM 6. Exhibits	36

SIGNATURES	37

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
	(thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,495	$5,507
Accounts receivable (less allowance of $5,450 at March 31, 2006 and December 31, 2005)	71,204	77,213
Inventories	129,850	126,236
Prepaid expenses	7,801	9,093

Total current assets	220,350	218,049
Properties:
Plant and equipment	809,287	806,432
Accumulated depreciation	(446,436)	(440,123)

	362,851	366,309
Land and timber cutting rights	20,024	20,092

Total properties, net	382,875	386,401
Other assets:
Deferred charge	7,373	7,562
Prepaid pension costs	9,848	9,914
Other	9,164	8,727

Total other assets	26,385	26,203

	$629,610	$630,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$60,269	$63,800
Accounts payable	58,421	59,091
Accrued payroll and related taxes	25,231	24,205
Income taxes payable	421	576
Other accrued liabilities	32,456	21,491

Total current liabilities	176,798	169,163
Long-term liabilities:
Long-term debt, net of current portion	270,662	268,200
Deferred income tax liability, net	8,610	9,042
Postretirement benefits	56,725	55,644
Other long-term liabilities	16,978	16,572

Total long-term liabilities	352,975	349,458
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	17,208	17,208
Additional paid-in capital	66,809	66,538
Retained earnings	18,287	31,190
Common stock held in treasury, at cost	(13,947)	(13,966)
Accumulated other comprehensive income, net of tax:
Cumulative translation adjustment	21,662	21,244
Minimum pension liability	(10,182)	(10,182)

	11,480	11,062

Total stockholders’ equity	99,837	112,032

	$629,610	$630,653

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2006	2005
	(thousands except per share)
Revenues:
Pulp	$110,840	$115,202
Wood Products
Lumber	99,234	80,997
Chips, logs and other	12,937	11,011

	112,171	92,008

Total revenues	223,011	207,210
Costs and expenses:
Pulp cost of sales	110,705	111,251
Wood Products cost of sales	109,730	83,379
Selling, general and administrative	9,766	8,622

	230,201	203,252

Operating income (loss)	(7,190)	3,958
Interest expense, net	(6,240)	(5,135)

Loss before income taxes	(13,430)	(1,177)
Income tax benefit	(527)	(532)

Net loss	$(12,903)	$(645)

Basic and diluted net loss per share	$(0.79)	$(0.04)

Weighted average shares of common stock outstanding	16,236	16,157

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2006	2005
	(thousands)
Cash flow from operating activities:
Net loss	$(12,903)	$(645)
Noncash charges (credits):
Depreciation and amortization	10,372	8,900
Loss on sale of property and equipment	207	61
Deferred tax provision	(297)	(1,214)
Stock compensation	261	81
Decrease (increase) in working capital:
Accounts receivable	5,848	(10,927)
Inventories	(3,513)	7,404
Prepaid expenses and other assets	1,797	(385)
Accounts payable and accrued liabilities	11,094	(7,365)
Income taxes payable, net	(661)	(2,931)
Other, net	741	1,164

Net cash provided by (used for) operating activities	12,946	(5,857)
Cash flow from investing activities:
Capital expenditures	(6,539)	(8,345)
Proceeds from sale of properties and equipment	266	8

Net cash used for investing activities	(6,273)	(8,337)
Cash flow from financing activities:
Net borrowings under revolving credit lines	2,175	20,283
Repayment of long-term debt	(3,356)	(2,306)
Exercise of stock options	—	244
Cash dividends	—	(1,300)

Net cash provided by (used for) financing activities	(1,181)	16,921
Effect of exchange rate on cash	496	(622)

Increase in cash and cash equivalents	5,988	2,105
Cash and cash equivalents at beginning of period	5,507	7,927

Cash and cash equivalents at end of period	$11,495	$10,032

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

The condensed consolidated balance sheet at December 31, 2005 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Going Concern

The opinion of the Company’s independent registered public accounting firm on the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 contained an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern, due to the Company’s recurring losses and inability to comply with financial covenants, combined with uncertainty over the Company’s ability to refinance or renew maturing debt and comply with financial covenants in future periods. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As further described in Note 11, “Legal Matters and Contingencies – Import Duties,” on April 27, 2006, the governments of Canada and the United States announced a tentative agreement to settle the softwood lumber dispute. If the framework as announced results in the cessation of the current lumber import duties and in the return of 80 percent of the lumber duties paid by the Company since 2002, it will have a substantial impact on the Company’s financial condition and future financial results, and its ability to meet its financial covenants.

Annual Major Repairs (Shutdown Maintenance Costs)

In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” the Company expenses shutdown maintenance costs for its pulp mills over the calendar year. Estimated costs are accrued prior to the shutdown month and such estimates are adjusted to actual as the total cost of the shut is known. Prepaid amounts after the shutdown are deferred and amortized over the remainder of the year. Costs are not carried to future years. In

2006, the Company plans to defer its Halsey mill’s maintenance shutdown to 2007 and accordingly no shutdown maintenance costs have been accrued for this mill in the first quarter of 2006. Shutdowns of the Nanaimo and Mackenzie pulp mills are normally scheduled for the second quarter and third quarter of each year, respectively.

Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which amends the guidance on inventory pricing in Accounting Research Bulletin No. 43. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. It requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement apply to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this Statement effective January 1, 2006 which did not have a significant effect on its financial position, results of operations or cash flows.

2.	Net Loss Per Share

The computation of basic net loss per share is based on net loss and the weighted average number of common shares outstanding during each period. The computation of diluted net loss per share does not assume conversion or exercise of securities that would have an antidilutive effect. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards. For the three months ended March 31, 2006 and 2005, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted net loss per share were the same.

Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.25 to $21.06, averaged 1,050,000 and 1,029,000 for the three months ended March 31, 2006 and 2005, respectively. Restricted shares not included in the computation of diluted loss per share averaged 70,000 and 34,000 for the three months ended March 31, 2006 and 2005, respectively.

3.	Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) Statement No. 123(R) (revised 2004), “Share-Based Payment,” which was issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the cost resulting from all share-based payment awards be recognized as stock-based compensation expense at fair value over the period during which an employee is required to provide service in exchange for the award.

The Company adopted SFAS No. 123(R) using the modified prospective method, which applies to all new awards and awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for awards that are outstanding as of the effective date and for which service has not been rendered are required to be recognized as service is rendered on or after the effective date. The compensation cost for these awards is based on the grant-date fair value of the awards. As a result of adopting SFAS 123(R), additional compensation cost of $0.1 million, or $0.01 per basic and diluted share, was recognized in the income statement for the three-month period ended March 31, 2006. The total effect of compensation costs for share-based payment arrangements, including nonvested stock, was $0.3 million, or $0.02 per basic and diluted share, recognized in the income statement for the three-month period ended March 31, 2006. There was no tax benefit recognized from share-based payment arrangements as it was offset by a tax valuation allowance for the three-month period ended March 31, 2006. Also, there was no impact on cash flow from operations or financing activities for the first quarter of 2006.

Prior to January 1, 2006, the Company had retained the compensation measurement principles of APB Opinion No. 25 and its related interpretations for stock options as allowed by SFAS No. 123. Under APB Opinion No. 25, compensation expense for stock-options was recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date was the date at which both the number of options and the exercise price for each option was known. No stock-based compensation expense for stock-options was reflected in net loss, as reported, as all options when granted had exercise prices equal to the market value of the underlying stock. The following table illustrates the 2005 proforma effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation:

Three months ended March 31, 2005
(thousands except per share)
Net loss, as reported	$(645)
Stock-based employee compensation expense included in net loss, net of related tax effects	53
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(283)

Pro forma net loss	$(875)

Basic and diluted net loss per share:
As reported	$(0.04)
Pro forma	(0.05)

Stock Plans

The Company maintains a Stock Incentive Plan (Incentive Plan) for directors, officers and key employees that provides for awards of stock, stock options and restricted stock. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The plan provides for granting both incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock, as well as restricted shares. Such options are granted at 100 percent of fair market value on the date of grant. Options are exercisable as stated in each individual grant and vest annually over a five-year period; however, no option may extend beyond ten years from the date of grant. There were no stock options granted in the quarter ended March 31, 2006. Shares available for future grants under this plan totaled 957,900 as of March 31, 2006.

The Company has a non-employee director compensation policy (Policy) and a non-employee director deferred compensation plan (Deferred Comp Plan). Under the Policy, non-employee directors receive annual retainers paid in cash and in common stock of the Company and receive cash meeting fees. The Deferred Comp Plan permits each non-employee director to elect to defer receipt of all or any portion of the cash and stock retainers payable under the Policy. All deferred amounts are in stock and credited to individual “stock accounts” which represent a right to receive shares of Company common stock on a deferred basis following termination of Board service.

Under the principles of SFAS 123(R), the fair value of each stock option is estimated on the date of grant using the Black-Scholes options-pricing model based on the assumptions described below. Expected volatility is based on historical volatility from the Company’s daily closing stock price over the most recent five-year period. Other factors were considered in estimating volatility, such as future stock price fluctuations and the length of time the Company’s stock has been traded. Expected dividends are estimated to be zero due to the suspension of dividend payments. The expected option term represents the period of time that stock options are expected to be outstanding and is calculated from historical exercise activity. The risk-free rate is estimated from the five-year U.S. Treasury strip rate. Under SFAS No. 123, the Black-Scholes option pricing model was used to estimate the fair value of options granted in the first quarter of 2005 using weighted average assumptions as follows: risk-free interest rate of 4.0 percent; dividend yield of 2.2 percent; expected volatility of 40 percent; and average expected option life of 5.0 years.

A summary of stock option activity under the Incentive Plan as of March 31, 2006 and changes during the three-month period then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years	Aggregate Intrinsic Value
	(thousands)			(thousands)
Outstanding at January 1, 2006	1,057	$15
Granted	—	—
Exercised	—	—
Canceled	(7)	15

Outstanding at March 31, 2006	1,050	$15	5.5	$15

Exercisable at March 31, 2006	855	$15	5.1	15

No stock options were granted during the three-month period ended March 31, 2006. The weighted-average grant-date fair values of stock options granted during the three-month period ended March 31, 2005 is $5.37. No stock options were exercised during the first quarter of 2006 and the total intrinsic values of stock options exercised during the first quarter of 2005 were not significant. At March 31, 2006, there was $0.8 million of total unearned compensation cost related to stock options. That cost is expected to be recognized over 2.8 years. The total grant-date fair values of options for which annual vesting occurred during the three-month periods ended March 31, 2006 and 2005 were $0.6 million and $0.7 million, respectively.

The Company has followed the practice of using treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to a stock option plan, the difference between the exercise price and the cost of treasury shares is recorded as an increase or decrease to additional paid-in capital.

Restricted Stock Awards

In March 2005, the Company awarded 37,700 shares of restricted or nonvested stock and 7,900 contingently issuable shares. The awards vest and become unrestricted or issuable ratably over five years from the date of grant. The market value of the Company’s common stock on the date of grant determines the value of all nonvested stock and contingent stock awards. Compensation expense is recognized using the straight-line method over the period of service.

A summary of the status of the Company’s nonvested stock as of March 31, 2006, and changes during the three month period then ended is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(thousands)
Nonvested at January 1, 2006	91	$16
Granted	—	—
Vested	(20)	16
Forfeited	(1)	17

Nonvested at March 31, 2006	70	16

As of March 31, 2006, there was $1.1 million of total unearned compensation cost related to nonvested stock. That cost is expected to be recognized over 3.4 years. The total grant-date fair value of shares for which annual vesting occurred during the three-month periods ended March 31, 2006 and 2005 was $0.3 million and $0.2 million, respectively.

4.	Receivables

The Company has entered into a Receivable Purchase Agreement with a financial institution to offer for sale at its option qualifying accounts receivable on a revolving basis subject to acceptance by the financial institution. The agreement provides for the sale of up to $35 million of qualifying accounts receivable. At March 31, 2006 and December 31, 2005, $32.8 million and $28.8 million, respectively, of sold accounts receivable were excluded from accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The proceeds available under this program are subject to change based on the level of eligible receivables, restrictions on the concentration of receivables and the discretion of the financial institution. The Company remains the collection agent for the accounts receivable provided that it is in compliance with the agreement’s covenants. The Company receives adequate compensation for these services; therefore no servicing asset or obligation has been recorded. The Company is obligated to indemnify the financial institution against any losses on collection of sold receivables, and has collateralized this indemnity obligation with $10 million of other accounts receivable. The costs under this program vary based on changes in interest rates (LIBOR) and are included in selling, general and administrative expenses and were $0.5 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively.

5.	Inventories

	March 31, 2006	December 31, 2005
	(thousands)
Lumber	$27,337	$25,747
Pulp	32,963	30,711
Saw logs	36,301	34,924
Pulp logs, chips and sawdust	8,200	10,635
Chemicals and supplies	26,702	25,874
LIFO reserve	(1,653)	(1,655)

	$129,850	$126,236

Interim LIFO calculations require the estimation of the Company’s year-end inventory quantities and costs. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year. The portion of inventories determined using the last-in, first-out (LIFO) method are reflected in the above table at an aggregate of $19.6 million and $19.4 million using the average cost method at March 31, 2006 and December 31, 2005, respectively.

6.	Income Taxes

The Company’s effective tax rate for the year 2006 is currently projected to be approximately zero percent, excluding a discrete item discussed below. As discussed in the Company’s 2005 Annual Report on Form 10-K, as of December 31, 2005 it was determined that the Company’s tax planning strategies could no longer support a position that it was more likely than not the Company’s U.S. federal and state net operating loss carryforwards and other deferred tax assets would all be utilized before expiration; accordingly, the Company recorded a valuation allowance at December 31, 2005 against those deferred tax assets. Consistent with that determination, the Company recorded a full valuation allowance against the net operating loss carryforwards generated by the Company’s first quarter 2006 pre-tax loss, thereby fully offsetting any tax benefit from that loss and resulting in the zero percent effective tax rate before discrete items. Similarly, if the Company recognizes pre-tax income in any subsequent quarter in 2006, the resulting tax expense would be offset by the release of valuation allowance, resulting in an approximately zero percent effective tax rate before discrete items.

A discrete item affected the tax provision in the first quarter of 2006. The Company reversed liabilities recorded in prior years which resulted in recognition of a $0.5 million income tax benefit.

7.	Debt

Revolving Credit Facilities

At March 31, 2006, the Company had borrowings of $137.3 million outstanding under its Canadian revolving credit facilities and no borrowings outstanding under its U.S. revolving credit facility, and was utilizing $21.5 million of available borrowing capacity for outstanding letters of credit. As of March 31, 2006, after giving effect to waivers and amendments described below, the Company was in compliance with all financial covenants in its debt agreements and had available approximately $30.1 million of borrowing capacity under its revolving lines of credit and covenant requirements.

The Company’s $180.0 million Canadian (approximately $154.9 million U.S.) revolving bank line of credit agreement, consists of two extendable revolving credit facilities, with the revolving credit provisions expiring on July 29, 2006 after which the outstanding balances will convert into one-year term loans subject to existing financial covenant and borrowing base requirements. The lines are secured by certain inventory and accounts receivable, the Company’s Canadian sawmills and its Canadian pulp mills’ land and equipment. Borrowings are at the lenders’ bankers’ acceptance rates plus a spread or other such interest rates mutually agreed upon between the Company and lenders. The revolving credit agreement contains certain restrictive covenants applicable to the Company’s Canadian subsidiaries, including a maximum leverage ratio and minimum interest coverage ratio. The interest coverage ratio requires certain Canadian subsidiaries to maintain a ratio of adjusted EBITDA to interest expense of at least 2-to-1 measured at the end of each quarter for the four-quarter period then ended. For the four-quarter period ended March 31, 2006, this ratio for the Canadian subsidiaries was 0.2-to-1. Accordingly, on March 29, 2006 the Company entered into a Waiver and Amendment Agreement with its Canadian banks that included a waiver of compliance with this covenant as of March 31, 2006.

The Company also has a three-year revolving line of credit with a U.S. lender. The agreement, expiring in March 2007, provides for maximum borrowings of $35.0 million and is secured by certain accounts receivable and inventories. The interest rate associated with the U.S. revolving credit agreement is based on the lender’s prime rate plus a spread or other such interest rates mutually agreed upon between the Company and the lender plus a margin based on the Company’s debt ratio (as defined). The agreement contains financial covenants that apply when the Company borrows or has more than $25.0 million in letters of credit outstanding under the credit agreement, including as of December 31, 2005 a maximum ratio of total debt to total capitalization of 72.5 percent and minimum consolidated stockholders’ equity of $127,649,000. The Company did not meet these covenant requirements at December 31, 2005 or March 31, 2006 and the lender waived the compliance requirement as of those dates. In addition, the Company and the lender agreed to modify these covenants so that on June 30, 2006 and future quarterly compliance dates the Company will be required to have a maximum ratio of total debt to total capitalization of 77.5 percent and a minimum consolidated stockholders’ equity of $95.0 million.

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

On December 28, 2005, the Company again entered into amendments to its Halsey pulp mill leases pursuant to which the lenders waived compliance with the financial covenants. The Company sought the amendments because it expected to be out of compliance with the Halsey lease minimum net worth and maximum leverage ratio covenants as of December 31, 2005, which required (i) Adjusted Net Worth (stockholders’ equity less cumulative translation adjustment) of at least $139.5 million (actual at December 31, 2005 was $90.8 million and at March 31, 2006 was $78.2 million), and (ii) a maximum leverage ratio (total debt as a percentage of the sum of total debt plus Adjusted Net Worth) of 62.5% (actual at December 31, 2005 was 78.5% and at March 31, 2006 was 80.9%). Under the amendments, compliance with the maximum leverage ratio, minimum net worth and fixed charge coverage ratio covenants were waived for December 31, 2005 and all subsequent compliance dates through the exercise date of the early repurchase options, provided however, that compliance with these covenants will be required as of September 30, 2006 if the Company hasn’t given irrevocable notice of exercise of the early repurchase options by that date. Accordingly, the Company faces likely defaults if it does not refinance the $59.1 million repurchase price by January 2, 2007. In addition, the amendments impose a new liquidity covenant as of December 31, 2005 and each quarter-end thereafter under which the Company must have cash balances plus borrowing availability under credit facilities totaling at least $15 million. As conditions to the amendments, the Company entered into a mortgage pursuant to which it granted liens and security interests on its previously-unencumbered Spearfish sawmill facility as additional security for its obligations under the Halsey leases.

8.	Pension and Other Postretirement Plans

The Company’s postretirement plans consist principally of noncontributory defined-benefit pension plans and postretirement medical and life insurance plans. The Company also provides defined contribution plans in the U.S. and Canada. The pension plans include plans administered by the Company and contributions to multi-employer plans administered by various unions. The components of net periodic benefit cost related to Company administered plans for the three month periods ended March 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(thousands)
Components of net periodic benefit cost:
Service cost	$1,048	852	$403	$338
Interest cost	1,810	1,721	759	708
Expected return on plan assets	(2,040)	(1,837)	—	—
Amortization of prior service cost	61	58	(16)	(15)
Amortization of transition amounts	(1)	(2)	—	—
Amortization of net actuarial loss	450	291	380	276

Net periodic benefit cost	$1,328	$1,083	$1,526	$1,307

9.	Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three months ended March 31,
	2006	2005
	(thousands)
Net loss	$(12,903)	$(645)
Other comprehensive income (loss):
Foreign currency translation	418	(1,938)

Total comprehensive loss	$(12,485)	$(2,583)

10.	Segment Information

The Company classifies its business into two operating segments: pulp and wood products. A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements follows:

	Three months ended March 31,
	2006	2005
	(thousands)
Revenues:
Pulp	$110,840	$115,202
Wood Products
Lumber	99,234	80,997
Chips, logs and other	12,937	11,011

	112,171	92,008

	$223,011	$207,210

Loss before income taxes:
Pulp	$(2,766)	$1,235
Wood Products	812	7,185
General Corporate	(5,236)	(4,462)

Total operating income (loss)	(7,190)	3,958
Interest expense, net	(6,240)	(5,135)

	$(13,430)	$(1,177)

11.	Legal Matters and Contingencies

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

As a result of ITC and DOC rulings in response to the petitions, on May 22, 2002, the Company began expensing and making cash deposits of import duties on its lumber products imported into the U.S. As described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, these duties were the subject of a number of legal challenges and the cash deposit duty rates were adjusted several times since 2002. In the first quarter of 2006, the Company incurred duties of $5.8 million at a combined 10.81 percent rate, as compared to duties of $8.5 million incurred in the first quarter of 2005 at a combined 20.15 percent rate. The Company has made total cash deposits of $128.9 million with respect to lumber imported into the U.S. from May 22, 2002 to March 31, 2006.

On April 27, 2006, the governments of Canada and the U.S. announced their agreement to a framework of basic terms for a definitive agreement resolving the softwood lumber dispute. Under this framework, upon the effectiveness of the expected agreement, the U.S. will stop collecting cash deposits of the softwood lumber duties and will be required to refund to Canadian lumber producers approximately 80 percent of the cash deposits of duties made since 2002. Accordingly, upon the effectiveness of the agreement, the Company will become entitled to a pre-tax refund of approximately $103 million based on duties incurred through March 31, 2006. Until the agreement is fully negotiated and becomes effective, the Company will continue to make deposits and incur expense for the duties at the current 10.81 percent combined rate.

The framework also contemplates that the Canadian government will impose a new system of export charges on softwood lumber exported to the U.S. The general outline of this new system provides that no export charges will be due for any period if the price of lumber as measured by the Random Lengths Framing Composite index is greater than $355 per thousand board feet in that period. Export charges ranging from 2.5 percent to 5 percent will be imposed on a sliding scale if this price is below $355 with the maximum percentage charged when the price is below $315, and the charge will be 1.5 times the otherwise applicable rate if certain shipping volume levels are exceeded. The details of this new system remain to be determined in the final agreement, and therefore the Company is unable to determine at this time the impact the proposed agreement will have on its future operations.

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of certain timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown legislated that licensees, including the Company, were required to return to the Crown 20 percent of their annual allowable cut (AAC) in excess of 200,000 cubic meters. The Plan stated that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Company’s AAC was reduced by 177,000 cubic meters at the beginning of 2006 with a further reduction of 22,000 cubic meters expected at the beginning of 2007. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. The timber tenure acquired in 2005 with the Fort St. James sawmill had already been reduced under the Plan and is not subject to further reduction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, such as roads and bridges, based on the remaining term of the license. Compensation discussions for the loss of harvesting rights were completed in December 2005. The Company received $4.0 million for the loss of these rights and recorded a $3.5 million gain on this transaction. An advance of $0.6 million was also received to compensate for the value of the loss of improvements and for costs expected to be incurred for certain deactivation activities on areas taken. Negotiations are ongoing with respect to these items.

In conjunction with the implementation of the Plan, the Crown has taken two recent actions affecting stumpage fees paid on timber tenures in the British Columbia interior. First, effective April 1, 2006, the Crown has eliminated special treatment for dry sawlogs (i.e., dead trees) under its stumpage pricing system. Under the prior system, the statutory minimum stumpage fee was paid on dry sawlogs resulting in higher stumpage fees being paid on all other logs to achieve aggregate stumpage target levels for the Province. The elimination of this special treatment will result in increased stumpage fees on dry sawlogs and decreased stumpage fees on all other logs.

Because of the Company’s relatively low percentage of dry sawlogs harvested from its tenures, the Company expects to benefit from this change in stumpage pricing.

Second, the Crown recently announced the terms of the long-anticipated market-based timber pricing system for setting stumpage fees in the British Columbia interior. The market-based timber pricing system is targeted to be implemented starting September 1, 2006. Under this new system, actual prices paid in public auctions of standing timber owned by the Crown over a multi-year period will be averaged, and then adjusted to reflect the increased ongoing obligations of tenure holders, to determine stumpage fees. This compares to the current system under which stumpage fees are adjusted quarterly to reflect recent changes in market prices for finished lumber and chips. Accordingly, the new system is expected to result in more stable stumpage fee levels which will be a benefit to the Company in periods when the old system would have produced an uptick in fees and a detriment to the Company in periods when the old system would have generated lower stumpage fees. Overall, the new system is not intended or expected to result in any large change in stumpage fee levels as compared to the old system as modified by the recent dry sawlog change referred to above.

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

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens, Oregon, required further investigation. The Company is currently participating in the investigation phase of this site and completed additional bioassay and sediment testing and site analysis in 2004 and 2005. The remediation liability balance was $2.8 million at March 31, 2006 and December 31, 2005, representing the low end of the range of estimated future remediation and monitoring costs at this site. The liability is for the estimated costs of soil, sediment and groundwater remediation and post-remediation monitoring costs, and is based on the Company’s preliminary assessment of the nature and extent of site contamination and remediation methodology. The Company completed an ecological risk assessment in 2005 and will complete a human health risk assessment in 2006. Definition of site remedial action goals will occur after ODEQ approves the Company’s ecological and human health assessments, expected in late 2006 or early 2007. If ODEQ requires more extensive remediation or monitoring, it is reasonably possible that up to $3.0 million of additional remediation and monitoring costs could be incurred based on currently available information and analysis. The Company currently expects the majority of the remediation costs to be incurred in 2007 thru 2009, with post-remediation monitoring costs to begin in 2010 and to continue for 20 years.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site sediments and surrounding area at Port Gamble, Washington. WDOE requested that the Company perform an investigation of sediments in the bay adjacent to the mill site to determine the extent of wood waste accumulation. Remediation dredging was completed in 2003 as part of the sediment clean up action plan submitted to WDOE. The Company received approval of its remediation plan from WDOE in April 2004 and submitted a sediment baseline study in October 2004. The sediment baseline study indicated that the site is approximately 80 percent recovered to-date. In November 2004, the Company received a letter from WDOE requesting additional study and analysis of the mill site sediments. The Company submitted a rebuttal to WDOE’s request for further study and is currently in discussions with WDOE to identify further remediation steps for the site. The liability balance for this site was $0.4 million at March 31, 2006 and December 31, 2005, primarily for future monitoring costs related to the approved clean-up action plan. The Company expects to incur monitoring costs through 2014.

The Company formerly leased a 72-acre site adjacent to the Port Gamble sawmill site as a log raft holding area from the Washington Department of Natural Resources (WDNR). In 2003, the WDOE issued a “no further action” letter for the site declaring that there were negligible environmental effects from wood debris sediments at the log raft holding area. In 2004, WDNR advised the Company that it was proposing additional site investigations as a condition precedent to final termination of the lease. The Company continues to discuss resolution of this issue with WDNR and WDOE, but does not anticipate any resolution until wood sediment standards for the state of Washington are established by WDOE which could take many years.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to remediate the basin. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company has worked with British Columbia’s Ministry of Environment to develop an appropriate remediation strategy. The Company performed site testing and a series of partial basin dredges in 2003 and extensive dredging in 2004 and in 2005. The liability balance was $0.7 at March 31, 2006 and December 31, 2005, representing the estimated cost of removing the remaining sources of water contamination. Further dredges are planned for 2006 and 2007 to complete the remediation.

Labor Relations

The Canadian Merchant Service Guild (CMSG) represents 28 Arrow Lakes employees in British Columbia. The agreement with the employees covered under this collective bargaining agreement expired on September 30, 2005. The Company and the union are continuing to negotiate a renewal of the contract.

12.	Boundary Sawmill Rationalization

On October 28, 2005, the Company announced its plan to close its sawmill in Midway, British Columbia and consolidate its operations in the Boundary timber supply area at its Grand Forks sawmill in British Columbia at the end of the first quarter of 2006. The plan of consolidation anticipated some job reductions and the transfer of certain qualified employees and equipment to Grand Forks. Estimated costs related to the mill closure approximated $4.9 million, to be recorded from the fourth quarter of 2005 through third quarter of 2006.

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

As a result of the changed plans surrounding the Midway sawmill, the Company recorded $0.3 million of employee termination costs and $0.3 million of accelerated depreciation in Wood Products cost of sales in the fourth quarter of 2005. In February 2006, the Company reached agreement with the union regarding early retirement or other severance benefits for hourly employees. As a result of employee elections under this agreement, the Company recorded an additional $0.8 million of employee termination costs in the first quarter of 2006 and expects to record an additional $0.1 million of such costs over the next two quarters. The Company also recorded an additional $0.1 million of accelerated depreciation in the first quarter of 2006. The Company estimates that total employee termination costs will approximate $1.3 million. All of the employee termination costs will result in future cash expenditures of which $0.7 million is expected to be paid in the second quarter of 2006.

13.	Related Party Transactions

The Company has a 20 percent partnership interest in Lignum Forest Products LLP (Lignum), a lumber broker. The Company has a lumber brokerage agreement with Lignum whereby the Company delivers annually no less than 80 million board feet of lumber to Lignum-operated reloads in the southwest United States. This contract has an indefinite term but can be cancelled by either party for various reasons. For the three months ended March 31, 2006, the Company recorded $10.7 million of sales to Lignum. Accounts receivable at March 31, 2006 and December 31, 2005 included $0.8 million and $1.4 million, respectively, due from Lignum.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company experienced improvement in market prices for both pulp and lumber during the first quarter of 2006 as compared to the fourth quarter of 2005, but continued to be burdened by a weaker U.S. dollar which increased reported pulp and wood products manufacturing costs that are incurred primarily in Canadian dollars. Import duties on Canadian softwood lumber continued to adversely affect results, but at lower rates than experienced in 2005. The Company lost $12.9 million in the first quarter of 2006 on revenues of $223.0 million, compared with a net loss of $0.6 million in the first quarter of 2005 on revenues of $207.2 million, and a net loss of $33.6 million in the fourth quarter of 2005 on revenues of $226.8 million. Net loss per share was $0.79 for the first quarter of 2006, $0.04 for the first quarter of 2005 and $2.07 for the fourth quarter of 2005. The results include the operations of the Fort St. James sawmill from the acquisition date of April 25, 2005.

The following issues have significantly affected the Company’s recent operating results, and are expected to continue to affect the Company.

Financial Leverage

The Company’s total debt to total capitalization ratio was 77 percent at March 31, 2006 compared with 75 percent at December 31, 2005. Total debt decreased slightly from $332.0 million at December 31, 2005 to $330.9 million at March 31, 2006. The increase in the debt ratio was therefore due to a $12.2 million reduction in total stockholders’ equity resulting from the net loss in the first quarter of 2006.

As of December 31, 2005 and March 31, 2006, the Company would have been in violation of two financial covenants under its Halsey pulp mill leases, except that on December 28, 2005, the Company entered into amendments pursuant to which the other parties to the Halsey leases waived compliance with the covenants. The Halsey leases include early repurchase options pursuant to which the Company may repurchase the Halsey mill on January 2, 2007 for an aggregate repurchase price of $59.1 million. Under the lease amendments signed on December 28, 2005, the covenant waivers expire as of September 30, 2006 if the Company hasn’t given irrevocable notice of exercise of the early repurchase options by that date. Accordingly, the Company likely faces defaults if its does not refinance the $59.1 million repurchase price by January 2, 2007. In addition, the amendments impose a new liquidity covenant as of December 31, 2005 and each quarter-end thereafter under which the Company must have cash balances plus borrowing availability under credit facilities totaling at least $15 million. To meet this liquidity requirement, the Company expects to rely on borrowing availability under its revolving credit agreement with a U.S. lender. Borrowing availability under that credit agreement is dependent on compliance with quarterly maximum leverage ratio and minimum net worth covenants. The Company did not meet these covenant requirements at December 31, 2005 or March 31, 2006, and the lender waived the compliance requirement as of those dates. In addition, the Company and the lender agreed to modify these covenants so that on June 30, 2006 and future quarterly compliance dates, the Company will be required to have a maximum ratio of total debt to total capitalization of 77.5 percent and a minimum consolidated stockholders’ equity of $95.0 million. The Company currently expects to meet these covenant requirements at June 30, 2006.

The Company’s Canadian revolving credit agreement requires, among other things, that the Company’s Canadian subsidiaries maintain a ratio of adjusted EBITDA to interest expense of at least 2-to-1 measured at the end of each quarter for the four quarter period then ended. For the four-quarter period ended March 31, 2006, this ratio for the Canadian subsidiaries was 0.2-to-1. Accordingly, on March 29, 2006, the Company obtained a waiver of compliance with this covenant as of March 31, 2006 from its Canadian banks. The Company’s operating results are expected to improve in the second quarter of 2006, particularly as compared to the second quarter of 2005; however, due to the recent increase in the Canadian to U.S. dollar exchange rate to over .90, the Company is uncertain about whether it will be in compliance with this covenant for the four-quarter period ended June 30, 2006. The Canadian revolving credit facility expires on July 29, 2006 and, if not renewed or repaid, outstanding balances will convert into a one year term loan subject to existing financial covenant and borrowing base requirements.

The Company has substantially completed the negotiation and documentation of a new $300 million revolving credit and term loan facility with certain institutional lenders to refinance its Halsey pulp mill leases, its existing Canadian and U.S. revolving credit facilities and its receivable sales arrangement. This transaction is awaiting a tax ruling from the Canadian Revenue Agency and, subject to receipt of a favorable ruling, is expected to close in the second quarter of 2006. The expected terms of the new credit facility are discussed below under “Liquidity and Capital Resources – Financial Outlook.” Due to the inherent uncertainty of completion of any transaction for which the agreement has not been signed and closing conditions have not been satisfied, the Company cannot guarantee that it will be successful in completing the new credit facility or that the terms will not change prior to completion.

Product Pricing

Average sales prices for pulp and lumber in the first three months of 2006 were lower than the same period in 2005, but higher than the fourth quarter of 2005. Average pulp price realizations in the first quarter of 2006 were three percent lower than in the first quarter of 2005 and three percent higher than the fourth quarter of 2005. Average lumber price realizations in the first quarter of 2006 were seven percent lower than the first quarter of 2005 and four percent higher than the fourth quarter of 2005. With the inclusion of the Fort St. James sawmill, lumber sales volume increased 32 percent in the first quarter of 2006 compared with the first quarter of 2005.

Exchange Rate Fluctuations

A weakening U.S. dollar relative to the Canadian dollar increases the Company’s reported pulp and wood products manufacturing costs that are incurred primarily in Canadian dollars. The Canadian to U.S. dollar average exchange rate of .87 in the first quarter of 2006 was six percent higher than the first quarter of 2005 rate of .82 and two percent higher than the .85 rate in the fourth quarter of 2005. The Company estimates that the change in the Canadian to U.S. dollar exchange rate increased first quarter of 2006 reported cost of goods sold by approximately $8.6 million as compared with the first quarter of 2005, and $2.0 million as compared with the fourth quarter of 2005.

Fees on Lumber Imports into the United States

Lumber import duties totaled $5.8 million in the first quarter of 2006, compared with $8.5 million in the same quarter of 2005 and $8.3 million in the fourth quarter of 2005. The decrease in duties paid primarily reflected the decrease in duty rates in 2005 as lumber sales volumes increased in 2006. On April 27, 2006, the governments of Canada and the U.S. announced a framework of basic terms for a definitive agreement resolving the softwood lumber dispute, pursuant to which the U.S. will stop collecting cash deposits of the softwood lumber duties and refund to Canadian lumber producers approximately 80 percent of the cash deposits of duties made since 2002, and Canada will impose a new system of export charges on softwood lumber exported to the U.S. See Note 11, “Legal Matters and Contingencies – Import Duties” of the Notes to Condensed Consolidated Financial Statements.

Selected Segment Data

	Three months ended
	March 31,		December 31,
	2006	2005	2005
	(thousands)
Revenues
Pulp	$110,840	$115,202	$121,699
Wood Products
Lumber	99,234	80,997	93,286
Chips, logs and other	12,937	11,011	11,821

Total Wood Products	112,171	92,008	105,107

	$223,011	$207,210	$226,806

Operating income (loss)
Pulp	$(2,766)	$1,235	$(7,421)
Wood Products	812	7,185	(5,182)
Gain on timber take-back	—	—	3,451
General Corporate	(5,236)	(4,462)	(7,216)

Operating income (loss)	$(7,190)	$3,958	$(16,368)

Depreciation and amortization
Pulp	$7,167	$6,577	$6,925
Wood Products	2,985	1,946	3,117
General Corporate	220	377	366

	$10,372	$8,900	$10,408

EBITDA (A)
Pulp	$4,401	$7,812	$(496)
Wood Products	3,797	9,131	(2,065)
Gain on timber take-back	—	—	3,451
General Corporate	(5,016)	(4,085)	(6,850)

	$3,182	$12,858	$(5,960)

Lumber import duties	$5,800	$8,500	$8,300

Pulp (metric tons)
Sales volume	207,100	209,100	235,200
Average price realization	$535	$551	$517

Lumber (thousand board feet)
Sales volume	244,000	185,000	238,500
Average price realization	$407	$438	$391

(A)	EBITDA equals net loss before income taxes and net interest expense, plus depreciation and amortization and is reconcilable to the Company’s net loss using the depreciation and amortization in the above table and net interest expense and income tax provision (benefit) as indicated in the Condensed Consolidated Statements of Operations. The Company uses EBITDA to evaluate the operating performance of the Company’s business on a consolidated basis and for each of its operating segments. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others, in addition to and not in lieu of generally accepted accounting principles (GAAP) results, to evaluate companies in its industry. EBITDA is not a measure of liquidity under GAAP and should not be considered as an alternative to cash flow from operating activities.

Pulp

Revenues from the Company’s Pulp business totaled $110.8 million in the first quarter of 2006 compared with $115.2 million in the same quarter of 2005 and $121.7 million in the fourth quarter of 2005, a decrease of four percent and nine percent over the previous quarters, respectively. The decrease in revenue compared with the first quarter of 2005 primarily related to lower sales prices coupled with slightly lower sales volumes. The decrease in revenue compared with the fourth quarter of 2005 primarily related to lower pulp sales volumes, as sales prices were higher in the first quarter of 2006. Pulp operating loss before corporate expenses, interest and income taxes was $2.8 million in the first quarter of 2006, compared with operating income of $1.2 million in the first quarter of 2005 and an operating loss of $7.4 million in the fourth quarter of 2005. EBITDA from the Company’s pulp operations totaled $4.4 million and $7.8 million in the first quarters of 2006 and 2005, respectively, and was a negative $0.5 million in the fourth quarter of 2005.

According to RISI World Pulp Monthly, an industry trade publication, the average benchmark list price of NBSK pulp delivered into northern Europe was $618 per metric ton in the first quarter of 2006, compared with $640 per metric ton in the same quarter of 2005 and $600 per metric ton in the fourth quarter of 2005. The Company’s average pulp price for its mix of chip and sawdust pulp was $535 per metric ton in the first quarter of 2006, compared with $551 per metric ton in the first quarter of 2005, a decrease of $16, or three percent, and $517 per metric ton in the fourth quarter of 2005, an increase of $18 per metric ton, or three percent. Total metric tons sold in the first quarter of 2006 were one percent lower compared with the first quarter of 2005 and were 12 percent lower compared with the fourth quarter of 2005.

Pulp cost of sales was $110.7 million in the first quarter of 2006, compared with $111.3 million in the same quarter of 2005, a decrease of one percent, and $126.0 million in the fourth quarter of 2005, a decrease of 12 percent. Per metric ton, the average cost of pulp sold in the first quarter of 2006 increased one percent compared with the same period in 2005 and was comparable with the fourth quarter of 2005. A significant factor affecting pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar strengthened significantly between the first quarter of 2005 and the first quarter of 2006, and the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $4.3 million increase in pulp cost of sales, or a four percent increase in the average cost per metric ton of pulp sold in the first quarter of 2006. Excluding the effect of the weaker U.S. dollar, the average cost per ton of pulp sold was three percent lower in the first quarter of 2006 compared with the first quarter of 2005 primarily as a result of lower fiber costs. Higher chemical and energy costs were offset by lower maintenance costs, partly due to the Company’s plan to defer to 2007 its annual shutdown of the Halsey mill. Pulp inventory write-downs totaled $0.1 million at March 31, 2006, $1.4 million at December 31, 2005 and $0.4 million at March 31, 2005. Inventory write-downs reflect the difference between production costs and anticipated sales prices of period-end inventories. Compared to the fourth quarter of 2005, the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate increased first quarter 2006 pulp cost of sales approximately $1.0 million. Excluding the effect of the weaker U.S. dollar, the average cost per ton of pulp sold was one percent lower in the first quarter of 2006 compared with the fourth quarter of 2005, primarily due to the reduction in inventory write-downs.

The Company is postponing the next annual maintenance shutdown of its Halsey pulp mill from October 2006 to March 2007, and accordingly expense of that maintenance shutdown that otherwise would have been recorded over the four quarters of 2006 is not being incurred in 2006 thereby lowering first quarter maintenance costs as compared to the first quarter of 2005 by $0.6 million. The Company believes the six month deferral of the annual maintenance shutdown of the Halsey pulp mill is reasonable based on the condition of that mill, and this deferral has been approved by the applicable insurer of the mill.

Pulp production totaled 209,700 metric tons in the first quarter of 2006, compared with 203,000 and 217,900 metric tons in the first and fourth quarters of 2005, respectively. Pulp production in the first quarter of 2006 included 500 metric tons of pulp processed at the Company’s Halsey mill from semi-finished (wetlap) pulp acquired from another pulp producer. The Halsey mill has excess drying capacity which can be utilized during certain market conditions for the production of wetlap pulp. Wetlap pulp production in the first and fourth quarters of 2005 included 200 metric tons and 1,000 metric tons, respectively.

The wood chip supply availability in the northern interior of British Columbia increased significantly in 2005 due to the high operating rates of the region’s sawmills resulting from the area’s mountain pine beetle epidemic. The Company’s Mackenzie pulp mill and Fort St. James sawmill operate in this region. In the third quarter of 2005, certain chip suppliers implemented a revised chip pricing formula in the region. Chip prices were reduced by approximately $25 U.S. per bone-dry unit resulting in approximately $2.0 million in lower chip costs for the Mackenzie pulp mill in the first quarter of 2006 compared to the same quarter of 2005.

Wood Products

Revenues from the Company’s Wood Products business totaled $112.2 million in the first quarter of 2006, compared with $92.0 million in the same quarter of 2005, a 22 percent increase, and $105.1 million in the fourth quarter of 2005, a seven percent increase. The increase from the prior year first quarter primarily related to higher lumber sales volumes resulting from the Fort St. James sawmill acquisition offset in part by lower lumber sales prices. The increase from the fourth quarter of 2005 related to higher lumber sales prices and slightly higher lumber sales volumes. Wood Products generated operating income before corporate expenses, interest and income taxes of $0.8 million in the first quarter of 2006, compared with operating income of $7.2 million in the same quarter of 2005 and an operating loss of $5.2 million in the fourth quarter of 2005. EBITDA from Wood Products was $3.8 million in the first quarter of 2006, compared with $9.1 million in the first quarter of 2005 and a negative $2.1 million in the fourth quarter of 2005. The first quarter 2006 results included $5.8 million of lumber import duties, compared with $8.5 million and $8.3 million of lumber import duties in the first and fourth quarters of 2005, respectively.

Mill lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $335 per thousand board feet for the first quarter of 2006, compared with $391 per thousand board feet for the first quarter of 2005 and $320 per thousand board feet for the fourth quarter of 2005. The Company’s lumber sales prices averaged $407 per thousand board feet in the current quarter, a decrease of $31 per thousand board feet, or seven percent, compared with $438 in the first quarter of last year. Compared with an average lumber sales price of $391 per thousand board feet in the fourth quarter of 2005, the Company’s average lumber sales price increased $16 per thousand board feet, or four percent, in the first quarter of 2006. Lumber sales volume increased 32 percent to 244.0 million board feet in the first quarter of 2006 from 185.0 million board feet in the same quarter of 2005, and increased two percent compared with 238.5 million board feet in the fourth quarter of 2005.

Revenues from the sale of chips, logs and other increased $1.9 million in the first quarter of 2006 compared with the first quarter of 2005, primarily due to an increase in the volume of chips sold of which $1.0 million was from Fort St. James. Revenues from the sale of chips, logs and other increased $1.1 million in the first quarter of 2006, compared with the fourth quarter of 2005, primarily due to increased log sales.

Wood Products cost of sales was $109.7 million in the first quarter of 2006, compared with $83.4 million in the same quarter of 2005, a 32 percent increase, and $108.8 million in the fourth quarter of 2005, a one percent increase. Total cost of sales comparisons were affected by the inclusion of the Fort St. James sawmill in the first quarter 2006 and fourth quarter 2005 amounts. The average cost per thousand board feet of lumber sold in the first quarter of 2006 was comparable with the same quarter of 2005, and was two percent lower compared with the fourth quarter of 2005. Lumber import duties totaled $5.8 million in the first quarter of 2006, compared with $8.5 million in the same quarter of 2005 and $8.3 million in the fourth quarter of 2005. Lower lumber import duty rates reduced the average cost per thousand board feet of lumber sold in the first quarter of 2006 by five percent compared with the first quarter of 2005 and by two percent compared with the fourth quarter of 2005. A significant factor affecting Wood Products cost of sales was the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar strengthened significantly between the first quarter of 2005 and the first quarter of 2006, and the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $4.3 million increase in Wood Products cost of sales, or a four percent increase in the average cost per thousand board feet of lumber sold in the first quarter of 2006, compared with the first quarter of 2005. The remaining increase in Wood Products cost of sales was attributable to costs associated with the reduction in operations of the Midway sawmill as discussed below. The Company estimates that the strong Canadian dollar also resulted in an approximately $1.0 million increase in Wood Products cost of sales, or a one percent increase in the average cost per thousand board feet of lumber sold in the first quarter of 2006, compared with the fourth quarter of 2005. The remaining decrease in the average cost of lumber sold as compared to fourth quarter of 2005 primarily related to lower log costs.

Lumber production totaled 253.1 million board feet in the first quarter of 2006, compared with 185.2 million board feet in the same quarter of 2005 and 226.3 million board feet in the fourth quarter of 2005. The increase in production in the first quarter of 2006 was primarily due to the inclusion of the Fort St. James sawmill acquired on April 25, 2005. The Company expects the Midway sawmill to take downtime for most, if not all, of the second quarter of 2006 due to lack of logs, which will reduce lumber production in the quarter by approximately 24 million board feet.

On October 28, 2005, the Company announced its plan to close its sawmill in Midway, British Columbia and consolidate its operations in the Boundary timber supply area at its Grand Forks sawmill in British Columbia at the end of the first quarter of 2006. Changing business conditions including the strengthening of softwood lumber prices, a reduction in the cash deposit duty rates on softwood lumber imported into the U.S. as previously discussed above under the caption “Fees on Lumber Imports into the United States” and a challenge by the union representing the Midway employees which resulted in an unfavorable ruling by an arbitrator on the Company’s plan of consolidation that would have resulted in an increase in estimated expenses for employee termination benefits, caused the Company to reevaluate its decision to close the Midway sawmill. On January 25, 2006, the Company announced that it would continue to operate the Midway sawmill on a reduced basis after March 31, 2006. Estimated costs of the original closure plan approximated $4.9 million and have been significantly reduced. As a result of the changed plans, the Company recorded $0.3 million of employee termination costs and $0.3 million of accelerated depreciation in Wood Products cost of sales in the fourth quarter of 2005. The Company recorded an additional $0.8 million of employee termination costs in the first quarter of 2006 and expects to record an additional $0.1 million of such costs over the next two quarters. The Company estimates that total employee termination costs will approximate $1.3 million. The Company also recorded an additional $0.1 million of accelerated depreciation in the first quarter of 2006. All of the employee termination costs will result in future cash expenditures of which $0.7 million is expected to be paid in the second quarter of 2006.

Selling, General and Administrative Expenses, Interest and Income Taxes

Selling, general and administrative expenses (SG&A) for the first quarter of 2006 totaled $9.8 million compared with $8.6 million in the same period of 2005 and $11.9 million in the fourth quarter of 2005. SG&A expenses in the first quarter of 2006 were $1.2 million higher than the same period a year ago, primarily due to $0.7 million in increased costs associated with financial consultants, $0.3 million in increased costs for legal services and $0.2 million in increased costs associated with the Company’s sale of accounts receivable under its Receivable Purchase Agreement. SG&A expenses decreased $2.1 million compared with the fourth quarter of 2005. Included in the fourth quarter of 2005 was the benefit of a $0.8 million reversal of a portion of the environmental reserves associated with a former sawmill location due to an update of cost estimates. After adjusting for this benefit, SG&A expenses decreased $2.9 million. The reduction in expense is primarily due to a decrease of $1.4 million in costs associated with obtaining lease amendments and debt covenant waivers, a decrease of $0.8 million in cash management and other financial consulting fees, and a decrease of $0.3 million related to Sarbanes-Oxley compliance consulting. The remainder of the decrease was related to several other general corporate and selling expenses. In the first quarter of 2006, the Company capitalized $0.9 million in legal and consulting fees specifically related to obtaining new debt financing.

Net interest expense for the first quarter of 2006 totaled $6.2 million compared with $5.1 million in the first quarter of 2005 and $5.8 million in the fourth quarter of 2005. In 2006, the Company increased borrowings under its revolving credit lines, as reflected in the Condensed Consolidated Statement of Cash Flows, by $2.2 million and paid down other long-term debt by $3.4 million. Additional interest expense associated with higher borrowings under the revolving credit lines in 2006 was offset in part by lower interest expense associated with the Halsey mill financing and an increase in interest capitalized on construction in progress.

The Company’s effective tax rate for the year 2006 is currently projected to be approximately zero percent, excluding a discrete item discussed below. As discussed in the Company’s 2005 Annual Report on Form 10-K, as of December 31, 2005 it was determined that the Company’s tax planning strategies could no longer support a position that it was more likely than not the Company’s U.S. federal and state net operating loss carryforwards and other deferred tax assets would all be utilized before expiration; accordingly, the Company recorded valuation allowances at December 31, 2005 against those deferred tax assets. Consistent with that determination, the Company recorded a full valuation allowance against the net operating loss carryforwards generated by the Company’s first quarter 2006 pre-tax loss, thereby fully offsetting any tax benefit from that loss and resulting in the zero percent effective tax rate before discrete items. Similarly, if the Company recognizes pre-tax income in any subsequent quarter in 2006, the resulting tax expense should be offset by the release of valuation allowance, also resulting in an approximately zero percent effective tax rate before discrete items.

A discrete item affected the tax provision in the first quarter of 2006. The Company reversed liabilities recorded in prior years which resulted in recognition of a $0.5 million income tax benefit.

Liquidity and Capital Resources

The total debt to total capitalization ratio was 77 percent at March 31, 2006 compared with 75 percent at December 31, 2005. Total debt decreased slightly from $332.0 million at December 31, 2005 to $330.9 million at March 31, 2006. The increase in the debt ratio was therefore due to a reduction in total stockholders’ equity. In the first quarter of 2006, stockholders’ equity decreased $12.2 million primarily due to net loss, partially offset by an increase in accumulated other comprehensive income due to the change in foreign currency translation and an increase in additional paid-in capital related to activity in stock compensation plans. Cash requirements in the first quarter of 2006 included $6.5 million for capital expenditures and a net reduction in total debt of $1.1 million.

Operating Activities

The Company funds its ongoing operations primarily through cash from operations and borrowings under credit facilities. The primary drivers of net cash from operations are prices the Company receives for its products, fluctuations in the Canada to U.S. dollar exchange rate and cash deposits made on lumber imports into the United States.

Net cash provided by operating activities during the first quarter of 2006 was $12.9 million compared with net cash used for operating activities of $5.9 million in the same period of 2005. The increase in cash provided by operating activities in 2006 related primarily to favorable changes in working capital items in 2006. Significant changes in working capital in the first quarter of 2006 were as follows: a decrease in accounts receivable of $5.8 million primarily due to higher sold accounts receivable under the Company’s Receivable Purchase Agreement with a financial institution coupled with lower pulp sales volume; an increase in inventories of $3.5 million, primarily due to higher pulp and finished lumber inventories; an increase in other accrued liabilities of $11.0 million primarily due to interest and pulp mill maintenance accruals; and a decrease in prepaid and other assets of $1.8 million offset by a decrease in income taxes payable of $0.7 million. The Company expects that the amount of accounts receivable sold pursuant to its Receivable Purchase Agreement will decrease by $7 million to $9 million by the end of the second quarter of 2006 as the financial institution has expressed its desire to purchase the receivables from a smaller group of Company customers.

Significant changes in working capital in the first quarter of 2005 included: an increase in accounts receivable of $10.9 million primarily due to higher product sales prices and lumber volumes; a decrease in inventories of $7.4 million primarily due to lower pulp and saw log inventories; a decrease in accounts payable and accrued liabilities of $7.4 million; and a decrease in income taxes payable of $2.9 million. Accounts payable and accrued liabilities decreased in 2005 primarily due to lower trade and freight payables, offset by higher accruals for planned major maintenance costs for the Company’s pulp mills in 2005. The decrease in income taxes payable was due primarily to Canadian income tax payments made. Other, net in the 2005 cash flows from operating activities, primarily reflected changes in non-current assets and liabilities.

Investing Activities

The Company invested $6.5 million and $8.3 million in capital projects in the first quarters of 2006 and 2005. The Company anticipates that total capital expenditures will approximate $28.5 million in 2006. These capital projects relate primarily to facility improvements, equipment modernization, environmental compliance and energy and cost-saving projects. The Company expects to finance these investments through cash generated from operations, existing cash balances, existing or future credit facilities, or other debt or equity issuances.

Financing Activities

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash used for financing activities in the first quarter of 2006 was $1.2 million compared to net cash provided by financing activities of $16.9 million in the first quarter of 2005. Significant financing activities in the first quarter of 2006 included net additional borrowings of $2.2 million under the Company’s revolving credit lines, offset by the repayment of $3.4 million of long-term debt.

Revolving Credit Facilities

At March 31, 2006, the Company had borrowings of $137.3 million outstanding under its Canadian revolving credit facilities and no borrowings outstanding under its U.S. revolving credit facility, and was utilizing $21.5 million of available borrowing capacity for outstanding letters of credit. As of March 31, 2006, after giving effect to waivers and amendments described below, the Company was in compliance with all financial covenants in its debt agreements and had available approximately $30.1 million of borrowing capacity under its revolving lines of credit and covenant requirements.

The Company’s $180.0 million Canadian (approximately $154.9 million U.S.) revolving bank line of credit agreement, consists of two extendable revolving credit facilities, with the revolving credit provisions expiring on July 29, 2006 after which the outstanding balances will convert into one-year term loans subject to existing financial covenant and borrowing base requirements. The lines are secured by certain inventory and accounts receivable, the Company’s Canadian sawmills and its Canadian pulp mills’ land and equipment. Borrowings are at the lenders’ bankers’ acceptance rates plus a spread or other such interest rates mutually agreed upon between the Company and lenders. The revolving credit agreement contains certain restrictive covenants applicable to the Company’s Canadian subsidiaries, including a maximum leverage ratio and minimum interest coverage ratio. The interest coverage ratio requires the Canadian subsidiaries to maintain a ratio of adjusted EBITDA to interest expense of at least 2-to-1 measured at the end of each quarter for the four-quarter period then ended. For the four-quarter period ended March 31, 2006, this ratio for the Canadian subsidiaries was 0.2-to-1. Accordingly, on March 29, 2006 the Company entered into a Waiver and Amendment Agreement with its Canadian banks that included a waiver of compliance with this covenant as of March 31, 2006. The Company’s operating results are expected to improve in the second quarter of 2006, particularly as compared to the second quarter of 2005; however, due to the recent increase in the Canadian to U.S. dollar exchange rate to over .90, the Company is uncertain about whether it will be in compliance with this covenant for the four-quarter period ended June 30, 2006. See “Financial Outlook” below.

The Company also has a three-year revolving line of credit with a U.S. lender. The agreement, expiring in March 2007, provides for maximum borrowings of $35.0 million and is secured by certain accounts receivable and inventories. The interest rate associated with the U.S. revolving credit agreement is based on the lender’s prime rate plus a spread or other such interest rates mutually agreed upon between the Company and the lender plus a margin based on the Company’s debt ratio (as defined). The agreement contains financial covenants that apply when the Company borrows or has more than $25.0 million in letters of credit outstanding under the credit agreement, including as of December 31, 2005 a maximum ratio of total debt to total capitalization of 72.5 percent and minimum consolidated stockholders’ equity of $127,649,000. The Company did not meet these covenant requirements at December 31, 2005 or March 31, 2006, and the lender waived the compliance requirement as of those dates. In addition, the Company and the lender agreed to modify these covenants so that on June 30, 2006 and future quarterly compliance dates the Company will be required to have a maximum ratio of total debt to total capitalization of 77.5 percent and a minimum consolidated stockholders’ equity of $95.0 million. The Company currently expects to meet these covenant requirements at June 30, 2006.

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

On December 28, 2005, the Company again entered into amendments to its Halsey pulp mill leases pursuant to which the lenders waived compliance with the financial covenants. The Company sought the amendments because it expected to be out of compliance with the Halsey lease minimum net worth and maximum leverage ratio covenants as of December 31, 2005, which required (i) Adjusted Net Worth (stockholders’ equity less cumulative translation adjustment) of at least $139.5 million (actual at December 31, 2005 was $90.8 million and at March 31, 2006 was $78.2 million), and (ii) a maximum leverage ratio (total debt as a percentage of the sum of total debt plus Adjusted Net Worth) of 62.5% (actual at December 31, 2005 was 78.5% and at March 31, 2006 was 80.9%). Under the amendments, compliance with the maximum leverage ratio, minimum net worth and fixed charge coverage ratio covenants were waived for

December 31, 2005 and all subsequent compliance dates through the exercise date of the early repurchase options; provided, however, that compliance with these covenants will be required as of September 30, 2006 if the Company hasn’t given irrevocable notice of exercise of the early repurchase options by that date. Accordingly, the Company faces likely defaults if it does not refinance the $59.1 million repurchase price by January 2, 2007. In addition, the amendments impose a new liquidity covenant as of December 31, 2005 and each quarter-end thereafter under which the Company must have cash balances plus borrowing availability under credit facilities totaling at least $15 million. As conditions to the amendments, the Company entered into a mortgage pursuant to which it granted liens and security interests on its previously-unencumbered Spearfish sawmill facility as additional security for its obligations under the Halsey leases.

Financial Outlook

On November 3, 2005, the Company’s Board of Directors suspended the quarterly dividend to conserve the Company’s net worth and cash balances. The Company is also managing its working capital, including inventories and accounts payable, to conserve cash. Cash flow in 2006 to date is benefiting from higher pulp and lumber prices and reduced duty payments, offset by the further strengthening of the Canadian dollar. However, as discussed above, the Company did not comply with certain covenants under its Canadian and U.S. revolving credit facilities at March 31, 2006, and obtained waivers of these covenant violations from its lenders. The Company is uncertain about whether it will be in compliance with a covenant under its Canadian revolving credit facility at June 30, 2006. Without compliance with or waivers of financial covenants under its revolving credit facilities, the Company will be unable to meet its $15.0 million liquidity requirement under the Halsey leases.

In their opinion on the Company’s 2005 financial statements, the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern, due to the Company’s recent losses and inability to comply with financial covenants, combined with uncertainty over the Company’s ability to refinance or renew maturing debt and comply with financial covenants in future periods. As further described in Note 11, “Legal Matters and Contingencies – Import Duties,” on April 27, 2006, the governments of Canada and the United States announced a tentative agreement to settle the softwood lumber dispute. If the framework as announced results in the cessation of the current lumber import duties and in the return of 80 percent of the lumber duties paid by the Company since 2002, it will have a substantial impact on the Company’s future financial condition and financial results, and its ability to meet its financial covenants.

To address its refinancing and existing covenant issues, the Company has substantially completed the negotiation and documentation of a new $300 million credit facility with certain institutional lenders to refinance its Halsey pulp mill leases, its existing Canadian and U.S. revolving credit facilities and its receivable sales arrangement. This transaction is awaiting a tax ruling from the Canadian Revenue Agency and, subject to receipt of a favorable ruling, is expected to close in the second quarter of 2006.

The new credit facility is expected to consist of three term loans totaling $250 million and a $50 million revolving credit facility, is expected to be secured by substantially all of the Company’s assets, and is expected to have a term of approximately six years. The average interest rate on the facility is expected to be substantially higher than the rate paid on the debt being refinanced. The Company expects that the new credit facility will include minimum EBITDA covenants. The term loans will include certain mandatory and optional prepayment provisions, including a term loan prepayment without penalty from net proceeds of any lumber import duty refunds the Company receives, for example pursuant to the recently-announced framework for resolution of the Canada-U.S. softwood lumber dispute. See Note 11, “Legal Matters and Contingencies – Import Duties” of the Notes to Condensed Consolidated Financial Statements. Due to the inherent uncertainty of completion of any transaction for which the agreement has not been signed and closing conditions have not been satisfied, the Company cannot guarantee that it will be successful in completing the new credit facility or that the terms will not change prior to completion.

If the above-described new credit facility is not successfully completed, the Company will pursue other sources of debt financing believed to be available. If necessary, the Company will seek additional waivers of covenant requirements, which it believes will continue to be granted as long as prospects for a refinancing remain positive. The Company will also consider possible asset sales to generate cash and reduce debt, or potential equity issuances to generate cash and improve the balance sheet. The Company’s continuation as a going concern is ultimately dependent upon its future financial performance, which will be affected by general economic, competitive and other factors, including those discussed under Part II, Item 1A “Risk Factors,” many of which are beyond the Company’s control. There can be no assurance that the Company’s plans to ensure continuation as a going concern will be successful.

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

As of March 31, 2006, Moody’s Investor Service has rated the Company’s senior unsecured debt Caa1 with a stable outlook. Standard & Poor’s Rating Services rating for the Company’s senior unsecured debt was CCC+ with a negative outlook.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for interest rates relates primarily to short- and long-term debt. The Company’s investment in marketable securities at March 31, 2006 and December 31, 2005 was not significant. The Company’s debt is 59 percent fixed rate with 41 percent of total debt at variable rates at March 31, 2006, and therefore, interest expense could be affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company’s net investment in Canadian operations. The Company’s net investment in Canadian subsidiaries is not hedged. The net assets of Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $223.7 million at March 31, 2006. The potential change in fair value resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $22.4 million at March 31, 2006. Any gain or loss in fair value would be reflected as a cumulative foreign currency translation adjustment. The change in fair value would not affect cash flows or reported net income or loss of the Company, but would increase or decrease accumulated other comprehensive income which is a component of stockholders’ equity.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries. The Company periodically uses foreign exchange contracts to manage a portion of its exposure to foreign currency transactions. The notional value of foreign currency exchange contracts outstanding at March 31, 2006 and December 31, 2005 was $30.0 million and $11.0 million, respectively.

The Company utilizes well-defined financial contracts in the normal course of its operations as a means to manage certain commodity price risks. The majority of these contracts are either index priced or fixed-price contracts for future purchases of energy, primarily natural gas and electricity. When contracts do not meet the amended definition of “normal purchases or normal sales” they are recorded at fair value.

As of March 31, 2006, the Company had purchased forward natural gas contracts at market indexed prices and fixed-prices representing approximately 55 percent of its second quarter 2006 anticipated natural gas usage for its mills. Historically the Company’s forward purchase contracts for electricity and natural gas cover periods of twelve months or less. The Company buys forward 100 percent of its electricity requirements for its Halsey pulp mill, and at March 31, 2006, had purchased forward electricity through April 2006 at market indexed prices.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined by the Securities and Exchange Commission, as of the end of the period covered by this report. Based upon this evaluation, and due solely to the unremediated material weakness in internal control over financial reporting identified as of December 31, 2005 as discussed below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.

Change in Internal Controls

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company’s management identified a material weakness in its internal control over financial reporting relative to the Company’s accounting for income taxes. Specifically, as of December 31, 2005, the Company’s processes and procedures for management oversight and review of income tax accounting practices did not operate effectively. This lack of effective management oversight and review of the Company’s income tax accounting practices resulted in a material error in the Company’s preliminary provision for income taxes that was corrected prior to the issuance of the 2005 consolidated financial statements. In order to remediate this weakness, the Company is considering expanding its pre-existing relationship with expert tax and accounting consultants and implementing additional training for appropriate internal staff. These measures may be necessary to assist in the Company’s evaluation of complex and judgmental issues concerning tax accounting and tax liabilities.

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

See Note 11, “Legal Matters and Contingencies” of the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.	Risk Factors

Cautionary Language Regarding Forward-Looking Statements

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

Certain of our debt agreements contain customary conditions to borrowing, including compliance with financial covenants relating to maximum leverage ratios, net worth tests, minimum interest coverage ratios and minimum liquidity amounts. As of December 31, 2005 we would have been in violation of two financial covenants under our Halsey pulp mill leases, except that on December 28, 2005, we entered into amendments pursuant to which the other parties to the Halsey leases waived compliance with the covenants. The Halsey leases include early repurchase options pursuant to which we may repurchase the Halsey mill on January 2, 2007 for an aggregate repurchase price of $59.1 million. Under the lease amendments signed on December 28, 2005, the covenant waivers expire as of September 30, 2006 if we haven’t given irrevocable notice of exercise of the early repurchase options by that date. Accordingly, we face likely defaults if we do not refinance the $59.1 million repurchase price by January 2, 2007. We did not satisfy a covenant requirement as of March 31, 2006 under our Canadian revolving credit facility and on March 29, 2006, we obtained a waiver from the lenders. This facility expires on July 29, 2006 and, unless renewed or replaced, will convert into a one-year term loan at that time subject to existing financial covenant and borrowing base requirements and will be unavailable for further revolving borrowings. We also did not meet our covenant requirements under our U.S. revolving credit facility at December 31, 2005 or March 31, 2006, and the lender waived the compliance requirement as of those dates. Compliance with covenants under our revolving credit facilities, or waivers, is necessary for us to comply with the new quarterly $15 million minimum liquidity covenant under the Halsey leases. Due to the recent increase in the Canadian to U.S. dollar exchange rate to over .90, we are uncertain about whether we will be in compliance with a covenant under our Canadian revolving credit facility at June 30, 2006. Any failure by us to comply with applicable covenants and early purchase obligations, or to obtain waivers therefrom, would result in an event of default with respect to, and could result in the acceleration of, a portion of our debt, which, in turn, could lead to our inability to pay our debts.

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

Our total debt as a percentage of total capitalization at March 31, 2006 was 77 percent. This leverage, or higher leverage if we were to incur additional indebtedness, could have important consequences. For example, it could make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes. Our high level of leverage requires a substantial portion of our cash flow from operations to satisfy debt service requirements, thereby reducing our ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. High leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

Exchange rate fluctuations have harmed and could continue to harm our operating results and cash flows.

Although our sales are made primarily in U.S. dollars, the majority of our operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, adversely affect our results of operations and cash flows. A substantial portion of our pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects our customers’ ability to pay and our relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on our business, financial condition and results of operation. For example, a change in the average Canadian to U.S. dollar translation rate from 0.87 to 0.88 would decrease pre-tax income as measured in U.S. dollars by an estimated $6.4 million on an annual basis.

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

In May 2002, the U.S. International Trade Commission, or ITC, imposed duties on certain types of softwood lumber imported into the United States from Canada after determining that imports of certain types of softwood lumber from Canada threatened U.S. softwood lumber mill operators. Based on findings of the U.S. Department of Commerce, or DOC, regarding subsidies and dumping margins, the ITC’s decision has subjected our imports of certain types of softwood lumber from Canada, on or after May 22, 2002, to these duties which have had a material adverse effect on our Wood Products business results of operations and cash flows. On April 27, 2006, the governments of Canada and the U.S. announced a framework of basic terms for a definitive agreement resolving the softwood lumber dispute, pursuant to which the U.S. will stop collecting cash deposits of the softwood lumber duties and refund to Canadian lumber producers approximately 80 percent of the cash deposits of duties made since 2002, and Canada will impose a new system of export charges on softwood lumber exported to the U.S. The exact terms and timing for finalization of this agreement are uncertain. Although the end of the current import duties and refund of previously paid amounts are positive developments for us, the new system of export charges may have adverse effects on our results of operations and cash flows.

Our operations require substantial capital, and we may not have adequate capital resources to meet all of our capital requirements.

Our businesses are capital intensive, and we regularly incur capital expenditures to expand our operations, maintain our equipment, increase our operating efficiency and comply with environmental laws. Our total capital expenditures in the first quarter of 2006 were approximately $6.5 million, and we expect to spend approximately $28.5 million on capital expenditures during 2006. If we require additional financing to fund capital expenditures, we may not be able to obtain it on favorable terms, or at all. In addition, our debt service obligations reduce our available cash flows. If we cannot maintain or upgrade our equipment or ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations, or we may become unable to manufacture our products at costs or quality that can compete effectively in one or more of our markets.

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

In addition, the Crown recently announced the terms of the long-anticipated market-based timber pricing system for setting stumpage fees in the British Columbia interior. The market-based timber pricing system is targeted to be implemented starting September 1, 2006. Although we generally do not expect the new system to result in any large change in stumpage fee levels, there can be no assurance that this will be the case.

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

Energy is vital to our operations and is one of our significant raw materials. We estimate that energy comprised approximately twelve percent of the cost of sales of the Pulp segment and approximately four percent of the cost of sales of the Wood Products segment during the first quarter of 2006. Energy prices, particularly for electricity and natural gas, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. Increases in the cost of purchased energy have adversely affected, and further increases in such costs could further adversely affect, our operating results and cash flows.

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

POPE & TALBOT, INC.
Registrant

Date: May 9, 2006	/s/ Richard K. Atkinson
Richard K. Atkinson
Vice President and
Chief Financial Officer