Form 10-Q
period 2006-06-30
POPE & TALBOT INC /DE/
filed 2006-08-04
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Common stock, $1 par value – 16,339,871 shares as of July 31, 2006.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
	(thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,883	$5,507
Restricted cash	1,750	—
Accounts receivable (less allowance of $5,514 at June 30, 2006 and $5,450 at December 31, 2005)	98,506	77,213
Inventories	105,666	126,236
Prepaid expenses	18,393	9,093

Total current assets	237,198	218,049
Properties:
Plant and equipment	840,052	806,432
Accumulated depreciation	(465,882)	(440,123)

	374,170	366,309
Land and timber cutting rights	20,710	20,092

Total properties, net	394,880	386,401
Other assets:
Deferred charge	7,199	7,562
Prepaid pension costs	9,685	9,914
Other	26,811	8,727

Total other assets	43,695	26,203

	$675,773	$630,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$423	$63,800
Accounts payable	63,910	59,091
Accrued payroll and related taxes	24,387	24,205
Income taxes payable	195	576
Other accrued liabilities	23,660	21,491

Total current liabilities	112,575	169,163
Long-term liabilities:
Long-term debt, net of current portion	383,589	268,200
Deferred income tax liability, net	9,962	9,042
Pension and postretirement benefits	58,950	55,644
Other long-term liabilities	16,368	16,572

Total long-term liabilities	468,869	349,458
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	17,208	17,208
Additional paid-in capital	66,702	66,538
Retained earnings	3,779	31,190
Common stock held in treasury, at cost	(13,545)	(13,966)
Accumulated other comprehensive income, net of tax:
Cumulative translation adjustment	30,367	21,244
Minimum pension liability	(10,182)	(10,182)

	20,185	11,062

Total stockholders’ equity	94,329	112,032

	$675,773	$630,653

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(thousands except per share)
Revenues:
Pulp	$115,819	$100,901	$226,659	$216,103
Wood Products
Lumber	88,613	88,860	187,847	169,857
Chips, logs and other	9,129	12,332	22,066	23,343

	97,742	101,192	209,913	193,200

Total revenues	213,561	202,093	436,572	409,303
Costs and expenses:
Pulp cost of sales	108,899	101,743	219,604	212,994
Wood Products cost of sales	98,781	97,006	208,511	180,385
Selling, general and administrative	9,260	8,567	19,026	17,189

	216,940	207,316	447,141	410,568

Operating loss	(3,379)	(5,223)	(10,569)	(1,265)
Interest expense, net	(6,918)	(5,227)	(13,158)	(10,362)
Loss on extinguishment of debt	(4,910)	—	(4,910)	—

Loss before income taxes	(15,207)	(10,450)	(28,637)	(11,627)
Income tax benefit	(699)	(3,462)	(1,226)	(3,994)

Net loss	$(14,508)	$(6,988)	$(27,411)	$(7,633)

Basic and diluted net loss per share	$(0.89)	$(0.43)	$(1.69)	$(0.47)

Weighted average shares of common stock outstanding	16,227	16,222	16,231	16,190

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2006	2005
	(thousands)
Cash flow from operating activities:
Net loss	$(27,411)	$(7,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,832	17,979
Deferred tax provision	313	(1,360)
Loss on extinguishment of debt	4,910	—
Stock compensation	475	213
Other	281	24
Decrease (increase) in working capital:
Accounts receivable	5,763	3,133
Inventories	24,890	19,437
Prepaid expenses and other assets	(8,205)	(5,105)
Accounts payable and accrued liabilities	3,178	9,662
Income taxes payable, net	(1,269)	(7,358)
Other, net	(3,282)	2,304

Net cash provided by operating activities	20,475	31,296
Cash flow from investing activities:
Capital expenditures	(14,958)	(20,971)
Acquisition of sawmill	—	(37,546)
Repurchase of accounts sold under the receivables purchase agreement	(23,885)	—
Restricted cash	(1,750)	—
Proceeds from sale of properties and equipment	1,047	164

Net cash used for investing activities	(39,546)	(58,353)
Cash flow from financing activities:
Net borrowings (repayments) under revolving credit lines	(140,284)	42,177
Proceeds from issuance of long-term debt	250,000	—
Repayment of long-term debt	(63,021)	(2,143)
Exercise of stock options	—	244
Cash dividends	—	(2,605)
Amounts paid for debt extinguishment costs	(3,649)	—
Amounts paid for debt issuance costs	(18,355)	—

Net cash provided by financing activities	24,691	37,673
Effect of exchange rate on cash	1,756	(1,207)

Increase in cash and cash equivalents	7,376	9,409
Cash and cash equivalents at beginning of period	5,507	7,927

Cash and cash equivalents at end of period	$12,883	$17,336

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

The condensed consolidated balance sheet at December 31, 2005 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S.) for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Going Concern

The opinion of the Company’s independent registered public accounting firm on the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 contained an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern, due to the Company’s recurring losses and inability to comply with financial covenants, combined with uncertainty over the Company’s ability to refinance or renew maturing debt and comply with financial covenants in future periods. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As further described in Note 7, “Debt,” on June 28, 2006, the Company entered into a new $325 million credit agreement and borrowed $250 million under the new facilities to terminate and repay all outstanding borrowings under its prior Canadian and U.S. revolving credit facilities, its Halsey pulp mill lease financings and its receivables sales arrangement. As further described in Note 11, “Legal Matters and Contingencies – Import Duties,” on July 1, 2006, the governments of Canada and the U.S. announced the approval of a substantially final form of agreement to settle the softwood lumber dispute. If the agreement is executed and becomes effective, resulting in the cessation of the current lumber import duties and in the refund of approximately 80 percent of the lumber duties paid by the Company since May 22, 2002, it will have a substantial impact on the Company’s financial condition and future financial results.

Restricted Cash

Under the terms of a commercial arrangement executed during the second quarter of 2006, the Company placed $1.7 million into an interest-bearing escrow account. The cash is restricted from use until the agreement is terminated or expires.

Annual Major Repairs (Shutdown Maintenance Costs)

In accordance with Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” the Company expenses shutdown maintenance costs for its pulp mills over the calendar year. Estimated costs are accrued prior to the shutdown month and such estimates are adjusted to actual as the total cost of the shut is known. Prepaid amounts after the shutdown are deferred and amortized over the remainder of the year. Costs are not carried to future years. The Company plans to defer its Halsey mill’s maintenance shutdown to 2007 and accordingly no shutdown maintenance costs have been accrued for this mill during the first six months of 2006. The Nanaimo pulp mill carried out its normally scheduled shutdown during the second quarter of 2006, while the normal shutdown at the Mackenzie pulp mill is scheduled for the third quarter of 2006.

Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the effect that this interpretation will have on its financial position, results of operations or cash flows.

2.	Net Loss Per Share

The computation of basic net loss per share is based on net loss and the weighted average number of common shares outstanding during each period. The computation of diluted net loss per share does not assume conversion or exercise of securities that would have an antidilutive effect. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards. For the three and six months ended June 30, 2006 and 2005, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted net loss per share were the same.

Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.04 to $21.06 at June 30, 2006 and from $5.25 to $21.06 at June 30, 2005, averaged 1,077,000 and 1,073,000 for the three months ended June 30, 2006 and 2005, respectively and 1,064,000 and 1,051,000 for the six months ended June 30, 2006 and 2005, respectively. Restricted shares not included in the computation of diluted loss per share averaged 93,000 and 97,000 for the three months ended June 30, 2006 and 2005, respectively and 82,000 and 65,000 for the six months ended June 30, 2006 and 2005, respectively.

3.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which was issued by the FASB in December 2004. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the cost resulting from all share-based payment awards be recognized as stock-based compensation expense at fair value over the period during which an employee is required to provide service in exchange for the award.

Under the principles of SFAS 123(R), the fair value of each stock option is estimated on the date of grant using the Black-Scholes options-pricing model based on the assumptions described below. Expected volatility is based on historical volatility from the Company’s daily closing stock price over the most recent five-year period. Other factors were considered in estimating volatility, such as future stock price fluctuations and the length of time the Company’s stock has been traded. Expected dividends are estimated to be zero due to the suspension of dividend payments. The expected option term represents the period of time that stock options are expected to be outstanding and is calculated from historical exercise activity. The risk-free rate is estimated from the five-year U.S. Treasury strip rate. Assumptions used to estimate the fair value of options granted in the second quarter of 2006 were follows: risk-free interest rate of 4.5 percent; expected volatility of 46 percent; and average expected option life of 5.3 years.

The Company adopted SFAS No. 123(R) using the modified prospective method, which applies to all new awards and awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for awards that are outstanding as of the effective date and for which service has not been rendered are required to be recognized as service is rendered on or after the effective date. The compensation cost for these awards is based on the grant-date fair value of the awards. As a result of adopting SFAS 123(R), additional compensation cost of $0.1 million, or $0.01 per basic and diluted share, and $0.2 million, or $0.01 per basic and diluted share was recognized in the income statement for the three and six months ended June 30, 2006, respectively. The total effect of compensation costs for share-based payment arrangements, including nonvested stock, was $0.2 million, or $0.01 per basic and diluted share, and $0.5 million, or $0.03 per basic and diluted share, recognized in the income statement for the three and six months ended June 30, 2006, respectively. There was no tax benefit recognized from share-based payment arrangements as it was offset by a tax valuation allowance for the three and six months ended June 30, 2006. Also, there was no impact on cash flow from operations or financing activities for the first six months of 2006.

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

The following table illustrates the 2005 proforma effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation:

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(thousands except per share)
Net loss, as reported	$(6,988)	$(7,633)
Stock-based employee compensation expense included in net loss, net of related tax effects	86	139
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(181)	(464)

Pro forma net loss	$(7,083)	$(7,958)

Basic and diluted net loss per share:
As reported	$(0.43)	$(0.47)
Pro forma	(0.44)	(0.49)

Stock Incentive Plan

The Company maintains a Stock Incentive Plan (Incentive Plan) for directors, officers and key employees that provides for awards of stock, stock options and restricted stock. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. Shares available for future grants under this plan totaled 876,500 as of June 30, 2006.

Stock Options

The Incentive Plan provides for granting both incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock. Such options are granted with an exercise price equal to the market value on the date of grant. Options are exercisable as stated in each individual grant and vest annually over a five-year period; however, no option may extend beyond ten years from the date of grant.

A summary of stock option activity under the Incentive Plan as of June 30, 2006 and changes during the six-month period then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years	Aggregate Intrinsic Value
	(thousands)			(thousands)
Outstanding at January 1, 2006	1,057	$15
Granted	55	5
Exercised	—	—
Canceled	(29)	14

Outstanding at June 30, 2006	1,083	$14	5.4	$8

Exercisable at June 30, 2006	855	$15	4.8	$8

Stock options granted during the six-month period ended June 30, 2006 were 55,200 shares with a grant-date fair value per share of $2.38. No stock options were exercised during the first six months of 2006. At June 30, 2006, there was $0.7 million of total unearned compensation cost related to stock options. That cost is expected to be recognized over 2.8 years. The total grant-date fair values of options for which annual vesting occurred during the six months ended June 30, 2006 and 2005 were $0.6 million and $0.7 million, respectively. There was no annual vesting during the three month periods ended June 30, 2006 and 2005.

Restricted Stock Awards

In April 2006 and March 2005, the Company awarded 39,500 and 45,500 shares of restricted or nonvested stock, respectively. The awards vest and become unrestricted or issuable ratably over five years from the date of grant. The market value of the Company’s common stock on the date of grant determines the value of all nonvested stock. Compensation expense is recognized using the straight-line method over the period of service.

A summary of the status of the Company’s nonvested stock as of June 30, 2006, and changes during the six month period then ended is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(thousands)
Nonvested at January 1, 2006	91	$16
Awarded	40	5
Vested	(20)	16
Forfeited	(14)	13

Nonvested at June 30, 2006	97	12

As of June 30, 2006, there was $1.2 million of total unearned compensation cost related to nonvested stock. That cost is expected to be recognized over 3.8 years. The total grant-date fair value of shares for which annual vesting occurred during the six months ended June 30, 2006 and 2005 was $0.3 million and $0.2 million, respectively.

Director Stock Awards

Non-employee directors receive annual retainers paid in cash and in common stock of the Company. The Company has a non-employee director deferred compensation plan (Deferred Comp Plan) that permits each non-employee director to elect to defer receipt of all or any portion of the cash and stock retainers. All deferred amounts are in stock and credited to individual “stock accounts” which represent a right to receive shares of Company common stock on a deferred basis following termination of Board service.

The Company has followed the practice of using treasury stock to fulfill its obligations under its stock plans. When stock is issued pursuant to a stock plan, the difference between the exercise price and the cost of treasury shares is recorded as an increase or decrease to additional paid-in capital.

4.	Receivables

On June 28, 2006, in connection with the closing of the new credit agreement described in Note 7, “Debt,” the Company repurchased all uncollected accounts receivables that it had previously sold to a financial institution under its Receivable Purchase Agreement and then terminated the agreement. There were no penalties associated with early termination of this agreement that had previously provided for the sale of up to $35 million of qualifying accounts receivable. At December 31, 2005, $28.8 million of sold accounts receivable were excluded from accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The costs under this program varied based on changes in interest rates (LIBOR) and are presented in selling, general and administrative expenses, totaling $0.1 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and $0.6 million for each of the six months ended June 30, 2006 and 2005.

5.	Inventories

	June 30, 2006	December 31, 2005
	(thousands)
Lumber	$24,969	$25,747
Pulp	28,366	30,711
Saw logs	16,395	34,924
Pulp logs, chips and sawdust	9,713	10,635
Chemicals and supplies	27,878	25,874
LIFO reserve	(1,655)	(1,655)

	$105,666	$126,236

Interim LIFO calculations require the estimation of the Company’s year-end inventory quantities and costs. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year. The portion of inventories determined using the last-in, first-out (LIFO) method are reflected in the above table at an aggregate of $18.0 million and $19.4 million using the average cost method at June 30, 2006 and December 31, 2005, respectively.

6.	Income Taxes

The Company’s effective tax rate for the year 2006 is currently projected to be approximately zero percent, excluding the discrete items discussed below. As discussed in the Company’s 2005 Annual Report on Form 10-K, as of December 31, 2005 it was determined that the Company’s tax planning strategies could no longer support a position that it was more likely than not the Company’s U.S. federal and state net operating loss carryforwards and other deferred tax assets would all be utilized before expiration; accordingly, the Company recorded a valuation allowance at December 31, 2005 against those deferred tax assets. Consistent with that determination, the Company recorded a full valuation allowance against the net operating loss carryforwards generated by the Company’s 2006 year-to-date pre-tax loss, thereby fully offsetting any tax benefit from that loss and resulting in the zero percent effective tax rate before discrete items. Similarly, if the Company recognizes pre-tax income in any subsequent quarter in 2006, the resulting tax expense would be offset by the release of valuation allowance, resulting in an approximately zero percent effective tax rate before discrete items.

Discrete items that affected the tax provision in the first half of 2006 included the following. The Company reversed liabilities recorded in prior years which resulted in recognition of $0.7 million of income tax benefit. State deferred tax liabilities on undistributed earnings of Canadian subsidiaries were reduced by $0.6 million resulting in a corresponding income tax benefit.

On June 28, 2006, in conjunction with the repayment and termination of the Company’s Halsey pulp mill lease financings, the Company sold its Halsey manufacturing assets to its wholly-owned Canadian subsidiary, Pope & Talbot Ltd. (Limited), in a transaction that generated approximately $13.3 million of taxable gain for U.S. federal and state income tax purposes. This taxable gain will be offset by U.S. net operating loss carryforwards that otherwise would have expired from 2012 to 2021, resulting in a $4.9 million decrease in the Company’s balance of U.S. deferred tax assets. Because these U.S. deferred tax assets were subject to a valuation allowance at the time of the sale, the intercompany nature of the sale did not require the Company to record a deferred charge for the $4.9 million as was the case for the Company’s similar sale of its Spearfish manufacturing assets to Limited in December 2005. In lieu of recording the deferred charge, $4.9 million of valuation allowance was released. The sale also resulted in a $13.3 million increase in the tax basis of the transferred assets for Limited. To the extent it is determined that the Company has benefited from the depreciation related to the increased basis in Canada, the Company’s tax provision will benefit by an aggregate amount approximately equal to the $4.9 million release of valuation allowance.

7.	Debt

The Company’s outstanding debt balances at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
	(thousands)
Senior secured credit facility, expiring in 2012, variable interest rate 12.25%	$250,000	$—
Bank revolving credit and term loan facilities, expiring in 2007, variable interest rate 5.19%	—	134,967
Lease financing obligations, weighted average interest rate 7.13%	—	63,378
Long-term obligation, due 2006-2013, effective rate 7.54%	6,581	6,581
8 3/8 % senior notes due 2013, less unamortized discount of $7,569 and $7,926, respectively, effective rate 11.03%	52,431	52,074
8 3/8% debentures, due 2013, effective rate 8.54%	75,000	75,000

	384,012	332,000
Less current portion	423	63,800

Long-term debt	$383,589	$268,200

On June 28, 2006, the Company borrowed $250.0 million under a new $325.0 million senior secured credit agreement. This agreement is comprised of (1) a $75.0 million revolving facility, including provisions for (i) cash credit extensions of up to $40.0 million, and (ii) letters of credit in an aggregate notional amount of up to $35.0 million; and (2) two term loans for (i) $130.5 million due June 28, 2012, and (ii) $119.5 million due September 28, 2012. At June 30, 2006, the borrowing base under the revolving facility was $51.0 million and the Company was utilizing $23.3 million for outstanding letters of credit, leaving $27.7 million of borrowing availability. The Company had no cash borrowings under the revolving facility at June 30, 2006. Borrowings under the revolving facility are limited to certain eligible trade accounts receivable and inventories, reduced by the aggregate of certain accounts payable balances outstanding and other bank product reserves. The new credit facilities are secured by substantially all of the assets of the Company and its subsidiaries.

The term loans bear interest at either LIBOR plus a spread of 3.75% to 7.75% or prime plus a spread of 2.75% to 6.75%, with the amount of the spread at any time based on the Company’s trailing four quarters’ EBITDA, as defined in the Credit Agreement, its ratio of outstanding obligations under the new facilities and obligations under capital leases to trailing four quarters’ EBITDA (the “Leverage Ratio”), and whether trailing four quarters’ EBITDA is greater or less than 80% of projections for the period. Term loan borrowings at June 30, 2006 were at a rate of 12.25%. For all purposes under the new facilities, EBITDA does not include any lumber import duty refunds the Company and its subsidiaries may receive, for example, pursuant to the recently-announced agreement for settlement of the Canada-U.S. softwood lumber dispute. Borrowings under the revolving credit facility bear interest at either LIBOR plus a spread of 2.25% to 3.0% or prime plus a spread of 1.25% to 2.0%, with the amount of the spread each month based on the average utilization of the revolving credit facility for the prior month.

The Company is required to pay a commitment fee and a letter of credit fee to the lenders. The monthly commitment fee is assessed at a rate of 0.50% per annum on unused revolving credit commitments. The letter of credit fee is equal to the applicable margin for Eurodollar rate revolving loans and is computed on the face amount of any letter of credit issued and outstanding. The Company paid up-front fees and incurred other issuance costs totaling $18.4 million, which will be amortized over the six year life of the credit agreement and are included in “Other assets” in the Condensed Consolidated Balance Sheets.

At June 30, 2006, the Company was in compliance with the covenants of the credit agreement. Those covenants include a requirement to generate positive EBITDA, as defined in the Credit Agreement, for the four-quarter periods ended June 30, 2006 and September 30, 2006, EBITDA of at least $25 million for the year ended December 31, 2006, and increasing levels of required EBITDA for subsequent periods up to $70 million for the year ended December 31, 2009 and thereafter. Another covenant requires that the opinion that the Company receives from its independent registered public accounting firm on its consolidated financial statements for 2006 and subsequent years be unqualified and not express doubt about the Company’s ability to continue as a going concern. Beginning effective December 31, 2009, another covenant will require the Leverage Ratio to be no more than 2.75-to-1 as of the end of each quarter. The covenants also generally limit capital expenditures by the Company and its subsidiaries to $30 million per year, but with the unspent portion of the $30 million limit in any year (up to a maximum of $15 million) being available for expenditure in the next year. The new credit facilities also include a covenant restricting the Company’s ability to pay dividends on its common stock unless and until EBITDA exceeds $55 million for any year and the Leverage Ratio at the end of that year is no more than 2.75-to-1.

The credit facilities also include certain mandatory and optional prepayment provisions related to the term loans, including mandatory prepayments of (i) 75% of the after-tax net proceeds of any lumber import duty refunds the Company may receive, without prepayment premium; (ii) 50% of any excess cash flow (as defined) declining to 25% of excess cash flow if the Leverage Ratio is less than 2.75-to-1, to be measured and paid annually, without prepayment premium; (iii) 100% of the net proceeds of certain asset sales and insurance recovery events, with the first $7.5 million of such proceeds to be absent any prepayment premiums and the excess to be subject to prepayment premiums; (iv) 100% of the net proceeds of certain stock issuances declining to 50% of such proceeds if the Leverage Ratio is less than 2.75-to-1, all subject to prepayment premiums; and (v) 100% of certain receipts of funds, generally receipts from governmental agencies or similar entities, all subject to prepayment premium. Prepayment premiums are equal to four percent of the applicable prepayments made before June 29, 2008, one percent of applicable prepayments made after June 28, 2008 and before June 29, 2009, with no prepayment premium required for prepayments made thereafter.

The Company used substantially all of the proceeds from the new term loans to terminate and repay outstanding borrowings under its prior Canadian and U.S. revolving credit facilities, its Halsey pulp mill lease financings, and its receivables sales arrangement. The Company incurred one-time expenses for the early extinguishment of debt of $4.9 million. Such one-time expenses included a premium paid to early terminate the Halsey pulp mill lease financings of approximately $3.6 million, unamortized debt issuance and other prepaid costs written off of approximately $0.7 million and certain other expenses, including a loss on the forward purchase of Canadian currency associated with repayment of the prior Canadian credit facilities. These costs have been classified in the Condensed Consolidated Statement of Operations as “Other expense – loss on extinguishment of debt” for the three and six month periods ended June 30, 2006.

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

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(thousands)
Components of net periodic benefit cost:
Service cost	$1,065	$845	$2,113	$1,697
Interest cost	1,839	1,708	3,649	3,429
Expected return on plan assets	(2,066)	(1,824)	(4,106)	(3,661)
Amortzation of prior service cost	62	57	123	115
Amortzation of transition amounts	—	(3)	(1)	(5)
Amortization of net actuarial loss	458	288	908	579

Net periodic benefit cost	$1,358	$1,071	$2,686	$2,154

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(thousands)
Components of net periodic benefit cost:
Service cost	$410	$336	$813	$674
Interest cost	771	702	1,530	1,409
Amortization of prior service cost	(17)	(15)	(33)	(30)
Amortization of net actuarial loss	388	275	768	552

Net periodic benefit cost	$1,552	$1,298	$3,078	$2,605

9.	Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(thousands)
Net loss	$(14,508)	$(6,988)	$(27,411)	$(7,633)
Other comprehensive income (loss):
Foreign currency translation	8,705	(2,144)	9,123	(4,082)

Total comprehensive loss	$(5,803)	$(9,132)	$(18,288)	$(11,715)

10.	Segment Information

The Company classifies its business into two operating segments: pulp and wood products. A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(thousands)
Revenues:
Pulp	$115,819	$100,901	$226,659	$216,103
Wood Products
Lumber	88,613	88,860	187,847	169,857
Chips, logs and other	9,129	12,332	22,066	23,343

	97,742	101,192	209,913	193,200

	$213,561	$202,093	$436,572	$409,303

Income (loss) before income taxes:
Pulp	$3,967	$(3,503)	$1,201	$(2,268)
Wood Products	(2,456)	2,495	(1,644)	9,680
General Corporate	(4,890)	(4,215)	(10,126)	(8,677)

Total operating loss	(3,379)	(5,223)	(10,569)	(1,265)
Interest expense, net	(6,918)	(5,227)	(13,158)	(10,362)
Loss on extinguishment of debt	(4,910)	—	(4,910)	—

	$(15,207)	$(10,450)	$(28,637)	$(11,627)

11.	Legal Matters and Contingencies

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

As a result of ITC and DOC rulings in response to the petitions, on May 22, 2002 the Company began expensing and making cash deposits of import duties on its lumber products imported into the U.S. As described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, these duties were the subject of a number of legal challenges and the cash deposit duty rates were adjusted several times since 2002. In the second quarter and year-to-date of 2006, the Company incurred duties of $4.9 million and $10.7 million, respectively, at a combined 10.81 percent rate as compared to duties of $10.1 million and $18.6 million incurred in the second quarter and year-to-date of 2005, respectively, at a combined 20.15 percent rate. The Company has made total cash deposits of $133.8 million with respect to lumber imported into the U.S. from May 22, 2002 to June 30, 2006.

On July 1, 2006, the governments of Canada and the U.S. announced the approval in substantially final form of an agreement (2006 SLA) settling the softwood lumber dispute consistent with the framework previously announced in April 2006. The 2006 SLA is subject to final execution by the two governments and the satisfaction of a number of conditions, including termination of pending litigation and approvals of the Canadian Parliament and certain percentages of Canadian and U.S. softwood lumber producers, and is not expected to become effective until at least the latter part of the third quarter of 2006. If the 2006 SLA becomes effective, then the U.S. will stop collecting cash deposits of the softwood lumber duties and Canadian lumber producers will become entitled to refunds with interest of a portion of the cash deposits made since payments began in 2002. Of the more than $5 billion of cash deposits paid by Canadian lumber producers since 2002, the 2006 SLA requires that $1 billion be retained for certain purposes and that the balance representing approximately 80 percent of cash deposits plus interest be refunded. Pursuant to an assignment of refund claims to the Canadian government designed to accelerate refund payments, Canadian lumber producers should receive 90 percent of the refunds they are entitled to within 6 weeks of the effective date of the 2006 SLA. Until the 2006 SLA is effective, the Company will continue to make deposits and incur expense for the duties at the current combined rate.

If the 2006 SLA becomes effective, under the terms as outlined above, the Company will be entitled to a pre-tax refund, including accrued interest, of approximately $121 million based on duties incurred through June 30, 2006. Under the terms of its new credit facilities, upon the receipt of any refunds of lumber import duties, the Company is required to make a mandatory prepayment, without prepayment premium, of 75 percent of the refund received after reduction of Canadian income taxes thereon calculated at statutory rates. The Company estimates its mandatory prepayment requirement, if it were to receive a duty refund of $121 million, to be approximately $53 million. See Note 7, “Debt” for further details.

As a condition of the 2006 SLA, the Canadian government will implement a new system of export charges on softwood lumber exported to the U.S. Under this system, Canada will be divided into regions with the Company’s operations being wholly located within the British Columbia Interior Region. The applicable provincial government will ratify each region’s selection between one of two structures, with export charges applying in either structure only when the Prevailing Monthly Price, as established by the Random Lengths Framing Lumber Composite Index, for any month is at or less than $355 as measured in U.S. dollars per thousand board feet. If the 2006 SLA were currently in effect, the Prevailing Monthly Price for August 2006 would be $326. Under one structure, the export charge would generally vary from 5 percent to 15 percent depending on the Prevailing Monthly Price with the maximum percentage being charged if the Prevailing Monthly Price is $315 or less. Under the second structure, there is an export charge that varies from 2.5 percent to 5 percent similarly increasing as the Prevailing Monthly Price declines from $355 to $315, but there is also a volume restraint element that will apply when the Prevailing Monthly Price is $355 or less. Under this structure, each region will be allocated a share of softwood lumber exports corresponding to a 34 percent Canadian market share of expected U.S. consumption, falling to a 30 percent share of expected U.S. consumption for any month if the Prevailing Market Price is $315 or less. The term of the 2006 SLA is to be seven years from the effective date, with an option to renew for two additional years. There is a provision for early termination after two years from the effective date, upon three months written notice to the other government. As the British Columbia Interior Region has yet to elect an export charge structure and the methodology for allocating volume restraints to individual companies under the second structure has not yet been determined, the Company is unable to determine at this time the impact the proposed export charges will have on its future operations.

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include the elimination of minimum cut control regulations, the elimination of certain timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown legislated that licensees, including the Company, were required to return to the Crown 20 percent of their annual allowable cut (AAC) in excess of 200,000 cubic meters. The Plan stated that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Company’s AAC was reduced by 177,000 cubic meters at the beginning of 2006 with a further reduction of 22,000 cubic meters expected at the beginning of 2007. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. The timber tenure acquired in 2005 with the Fort St. James sawmill had already been reduced under the Plan and is not subject to further reduction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, based on the remaining term of the license. In December 2005, compensation discussions for the loss of harvesting rights were completed and the Company received $4.0 million for the loss of these rights and recorded a $3.5 million gain on this transaction. An advance of $0.6 million was also received to compensate for the loss of improvements such are road and bridges. Negotiations are ongoing with respect to these items and are expected to be resolved by the end of 2006.

In conjunction with the implementation of the Plan, the Crown has taken two actions affecting stumpage fees paid on timber tenures in the British Columbia interior. First, effective April 1, 2006, the Crown has eliminated special treatment for dry sawlogs (i.e., dead trees) under its stumpage pricing system. Under the prior system, the statutory minimum stumpage fee was paid on dry sawlogs resulting in higher stumpage fees being paid on all other logs to achieve aggregate stumpage target levels for the Province. The elimination of this special treatment will result in increased stumpage fees on dry sawlogs and decreased stumpage fees on all other logs. Because of the Company’s relatively low percentage of dry sawlogs harvested from its tenures, the Company expects to benefit from this change in stumpage pricing.

Second, effective July 1, 2006, the Crown implemented a market-based timber pricing system for setting stumpage fees in the British Columbia interior. Under this new system, prices paid in public auctions of the Crown’s standing timber over a multi-year period will be averaged, and then adjusted downward to reflect the increased ongoing obligations of tenure holders that are not part of the public auction cost structure. This calculation will determine base annual stumpage fees. These fees will be adjusted quarterly to reflect recent changes in market prices for finished lumber and chips. This compares to the system in place through the second quarter of 2006 under which stumpage fees were set annually based on a targeted amount determined by the Crown and then adjusted quarterly to reflect recent changes in market prices for finished lumber and chips. Overall, the new system is not intended or expected to result in a significant change in stumpage fee levels as compared to the prior system after factoring in the dry sawlog change outlined above. Over time, this new system is expected to be more reflective of the actual value of logs as represented by the auction price.

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

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens, Oregon, required further investigation. The Company is currently participating in the investigation phase of this site and completed additional bioassay and sediment testing and site analysis in 2004 and 2005. The remediation liability balance was $2.8 million at June 30, 2006 and December 31, 2005, representing the low end of the range of estimated future remediation and monitoring costs at this site. The liability is for the estimated costs of soil, sediment and groundwater remediation and post-remediation monitoring costs, and is based on the Company’s preliminary assessment of the nature and extent of site contamination and remediation methodology. The Company completed an ecological risk assessment in 2005 and is awaiting approval from ODEQ of a human health risk assessment. Definition of site remedial action goals will occur after ODEQ approves the Company’s ecological and human health assessments, expected in late 2006 or early 2007. If ODEQ requires more extensive remediation or monitoring for any other reason, it is reasonably possible that up to $3.0 million of additional remediation and monitoring costs could be incurred based on currently available information and analysis. The Company currently expects the majority of the remediation costs to be incurred in 2007 thru 2009, with post-remediation monitoring costs to begin in 2010 and to continue for 20 years.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site sediments and surrounding area at Port Gamble, Washington. WDOE requested that the Company perform an investigation of sediments in the bay adjacent to the mill site to determine the extent of wood waste accumulation. Remediation dredging was completed in 2003 as part of the sediment clean up action plan submitted to WDOE. The Company received approval of its remediation plan from WDOE in April 2004 and submitted a sediment baseline study in October 2004. The sediment baseline study indicated that the site was approximately 80 percent recovered to-date. In November 2004, the Company received a letter from WDOE requesting additional study and analysis of the mill site sediments. The Company submitted a rebuttal to WDOE’s request for further study and is currently in discussions with WDOE to identify further remediation steps for the site. The liability balance for this site was $0.3 million at June 30, 2006 and $0.4 million at December 31, 2005, primarily for future monitoring costs related to the approved clean-up action plan. Remediation costs charged against the liability in the first six months of 2006 totaled $0.1 million. The Company expects to incur monitoring costs through 2014.

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

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to remediate the basin. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company has worked with British Columbia’s Ministry of Environment to develop an appropriate remediation strategy. The Company performed site testing and a series of partial basin dredges in 2003 and extensive dredging in 2004 and in 2005. The liability balance was $0.7 at June 30, 2006 and December 31, 2005, representing the estimated cost of removing the remaining sources of water contamination. Based on current test results, the Company does not plan to dredge in 2006 and believes that future dredges may be required to complete the remediation.

Labor Relations

The Canadian Merchant Service Guild (CMSG) represents 28 Arrow Lakes employees in British Columbia. The agreement with the employees covered under this collective bargaining agreement expired on September 30, 2005. The Company and the union are continuing to negotiate a renewal of the contract.

12.	Boundary Sawmill Rationalization

On October 28, 2005, the Company announced a plan to close its sawmill in Midway, British Columbia (Midway) and consolidate its operations in the Boundary timber supply area at its Grand Forks sawmill (Grand Forks) at the end of the first quarter of 2006. The plan of consolidation anticipated some job reductions and the transfer of certain qualified employees and equipment to Grand Forks. Subsequent strengthening in softwood lumber prices, reductions by the DOC in combined duty rates and assertions by a bargaining unit at Midway, all combined to cause the Company to change its plan and decide to operate Midway on a limited basis effective beginning the second quarter of 2006. As a result of its revised plans for Midway, the Company estimates its total costs for employee severance benefits and accelerated depreciation costs to be $1.8 million, of which $0.3 million and $0.3 million of employee severance costs and accelerated depreciation, respectively, were recorded in Wood Products cost of sales during the fourth quarter of 2005.

During the three and six months ended June 30, 2006, the Company recorded employee severance costs of $0.1 million and $0.9 million and accelerated depreciation of $0.1 million for the six months ended June 30. No accelerated depreciation for Midway was recorded for the three months ended June 30, 2006. These amounts were included in Wood Products cost of sales during the corresponding periods of 2006. The Company expects to record an additional $0.1 million of expense associated with employee severance benefits during the second half of the year.

13.	Related Party Transactions

The Company has a 20 percent partnership interest in Lignum Forest Products LLP (Lignum), a lumber broker. The Company has a lumber brokerage agreement with Lignum whereby the Company delivers annually no less than 80 million board feet of lumber to Lignum-operated reloads in the southwest United States. This contract has an indefinite term but can be cancelled by either party for various reasons. For the three and six-months ended June 30, 2006, the Company recorded $4.6 million and $15.3 million of sales to Lignum, respectively. Accounts receivable at June 30, 2006 and December 31, 2005 included $1.0 million and $1.4 million, respectively, due from Lignum.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company’s operating income and EBITDA improved in the second quarter of 2006 compared to both the second quarter of 2005 and the first quarter of 2006, but net income declined as a result of a $4.9 million loss on extinguishment of debt and increased interest expense. Market prices for pulp improved in the second quarter of 2006 as compared to the first quarter of 2006 and the same quarter of 2005, but lumber prices weakened in the second quarter of 2006 compared to the corresponding periods. The Company continued to be burdened by a weaker U.S. dollar which increased reported pulp and wood products manufacturing costs that are incurred primarily in Canadian dollars. Import duties on Canadian softwood lumber continued to adversely affect results, but at lower rates than experienced in 2005.

The Company lost $14.5 million in the second quarter of 2006 on revenues of $213.6 million, compared with a net loss of $7.0 million in the second quarter of 2005 on revenues of $202.1 million and a loss of $12.9 million in the first quarter of 2006 on revenues of $223.0 million. The Company lost $27.4 million for the six months ended June 30, 2006 compared with a net loss of $7.6 million for the same period one year ago. Net loss per share was $0.89 and $1.69 for the three and six months ending June 30, 2006, respectively, compared with a net loss per share of $0.79 for the first quarter of 2006, $0.43 for the second quarter of 2005, and $0.47 for the six-months ended June 30, 2005. The results include the operations of the Fort St. James sawmill from the acquisition date of April 25, 2005.

On June 28, 2006, the Company entered into a new $325 million credit agreement and borrowed $250 million under the new facilities to terminate and repay all outstanding borrowings under its prior Canadian and U.S. revolving credit facilities, its Halsey pulp mill lease financings, and its receivable sales arrangement. The Company recorded a $4.9 million loss on extinguishment of debt as a result of this transaction.

The following issues have significantly affected the Company’s recent operating results, and are expected to continue to affect the Company.

Financial Leverage and Covenant Compliance

The Company’s total debt to total capitalization ratio was 80 percent at June 30, 2006 compared with 75 percent at December 31, 2005. Total debt increased from $332.0 million at December 31, 2005 to $384.0 million at June 30, 2006. Following the closing of the Company’s new credit agreement, as of June 30, 2006, the weighted average interest rate on the Company’s outstanding debt equaled 11.3%, as compared to 7.3% at December 31, 2005, so interest expense will increase in future periods. In addition, the new credit agreement contains new covenants including one based on defined EBITDA, which will require the Company to generate EBITDA of at least $25 million for the year ended December 31, 2006, $45 million for the year ended December 31, 2007 and increasing levels in subsequent periods up to $70 million for 2009. EBITDA, as defined, was $11.2 million for the six months ended June 30, 2006, so to meet this covenant the Company will be required to improve its EBITDA from recent levels. Another covenant requires that the opinion that the Company receives from its independent registered public accounting firm on its consolidated financial statements for 2006 and subsequent years be unqualified and not express doubt about the Company’s ability to continue as a going concern. The audit opinion on the Company’s 2005 financial statements included a “going concern” paragraph, and there can be no assurance that the opinion on the Company’s 2006 consolidated financial statements will not include a similar paragraph which would result in a default under the new credit agreement. The Company’s ability to reasonably demonstrate that it will have sufficient EBITDA to meet the covenant through 2007 and adequate liquidity to support short-term operating and capital requirements will be important factors in resolving the “going concern” question for its 2006 consolidated financial statements.

Product Pricing

Average sales prices for pulp and lumber in the first half of 2006 were two percent higher and five percent lower compared with the same period in 2005, respectively. Average pulp price realizations in the second quarter of 2006 were seven percent higher than in the second quarter of 2005 and eight percent higher than the first quarter of 2006. Average lumber price realizations in the second quarter of 2006 were five percent lower than the second quarter of 2005 and four percent lower than the first quarter of 2006. With the inclusion of the Fort St. James sawmill, lumber sales volume increased four percent in the second quarter of 2006 and 17 percent for the first six months of 2006 compared with the same periods of 2005.

Exchange Rate Fluctuations

A weakening U.S. dollar relative to the Canadian dollar increases the Company’s reported pulp and wood products manufacturing costs, which are incurred primarily in Canadian dollars. The Canadian to U.S. dollar average exchange rate of .89 in the second quarter of 2006 was 11 percent higher than the second quarter 2005 rate of .80 and three percent higher than the .87 rate in the first quarter of 2006. The Company estimates that the change in the Canadian to U.S. dollar exchange rate between 2005 and 2006 increased second quarter and year-to-date 2006 reported cost of goods sold by approximately $14.6 million and $23.5 million, respectively. The Company estimates that the change in the exchange rate increased second quarter 2006 reported cost of goods sold by approximately $4.3 million as compared with the first quarter of 2006.

Fees on Lumber Imports into the United States

Lumber import duties totaled $4.9 million and $10.7 million in the second quarter and year-to-date 2006, respectively, compared with $10.1 million and $18.6 million in the same periods of 2005. The decrease in duties paid primarily reflected the decrease in duty rates effective for all six months of 2006 and lower lumber sales prices for 2006 partially offset by an increase in lumber sales volumes. Lumber import duties were $5.8 million in the first quarter of 2006. The decrease in duties paid in the second quarter of 2006 compared with the first quarter of 2006 primarily reflected a decrease in lumber volume sold and lower lumber sales prices.

On July 1, 2006, the governments of Canada and the U.S. announced the approval in substantially final form of an agreement (2006 SLA) settling the softwood lumber dispute consistent with the framework previously announced in April 2006. The 2006 SLA is subject to final execution by the two governments and the satisfaction of a number of conditions, including termination of pending litigation and approvals of the Canadian Parliament and certain percentages of Canadian and U.S. softwood lumber producers, and is not expected to become effective until at least the latter part of the third quarter of 2006. If the 2006 SLA becomes effective, then the U.S. will stop collecting cash deposits of softwood lumber duties, Canadian lumber producers will become entitled to refunds with interest of a portion of the cash deposits made since payments began in 2002, and Canada will impose a new system of export charges on softwood lumber imported into the U.S. If the 2006 SLA becomes effective, under the terms outlined above, the Company estimates that it will be entitled to a pre-tax refund, including accrued interest, of approximately $121 million based on duties incurred through June 30, 2006. Upon the receipt of any refunds of lumber import duties, the Company is required under the terms of its new credit facilities to make a mandatory prepayment, without prepayment premium, of 75 percent of the refund received after reduction of Canadian income taxes thereon calculated at statutory rates. The Company estimates its mandatory prepayment requirement, if it were to receive a duty refund of $121 million, to be approximately $53 million. See Note 7, “Debt” and Note 11, “Legal Matters and Contingencies – Import Duties” of the Notes to Condensed Consolidated Financial Statements.

Selected Segment Data

	Second Quarter		First Quarter	Six months ended June 30,
	2006	2005	2006	2006	2005
	(thousands)
Revenues
Pulp	$115,819	$100,901	$110,840	$226,659	$216,103
Wood Products
Lumber	88,613	88,860	99,234	187,847	169,857
Chips, logs and other	9,129	12,332	12,937	22,066	23,343

Total Wood Products	97,742	101,192	112,171	209,913	193,200

	$213,561	$202,093	$223,011	$436,572	$409,303

Operating income (loss)
Pulp	$3,967	$(3,503)	$(2,766)	$1,201	$(2,268)
Wood Products	(2,456)	2,495	812	(1,644)	9,680
General Corporate	(4,890)	(4,215)	(5,236)	(10,126)	(8,677)

Operating income (loss)	$(3,379)	$(5,223)	$(7,190)	$(10,569)	$(1,265)

Depreciation and amortization
Pulp	$6,942	$6,354	$7,167	$14,109	$12,931
Wood Products	3,297	2,386	2,985	6,282	4,332
General Corporate	221	339	220	441	716

	$10,460	$9,079	$10,372	$20,832	$17,979

EBITDA (A)
Pulp	$10,909	$2,851	$4,401	$15,310	$10,663
Wood Products	841	4,881	3,797	4,638	14,012
General Corporate	(4,669)	(3,876)	(5,016)	(9,685)	(7,961)

	$7,081	$3,856	$3,182	$10,263	$16,714

Lumber import duties	$4,900	$10,100	$5,800	$10,700	$18,600

Pulp (metric tons)
Sales volume	200,000	187,300	207,100	407,100	396,400
Average price realization	$579	$539	$535	$557	$545
Lumber (thousand board feet)
Sales volume	225,800	216,300	244,000	469,800	401,300
Average price realization	$392	$411	$407	$400	$423

(A)	EBITDA equals net loss before income taxes, net interest expense and loss on extinguishment of debt, plus depreciation and amortization and is reconcilable to the Company’s net loss using the depreciation and amortization in the above table and net interest expense, loss on extinguishment of debt and income tax provision (benefit) as indicated in the Condensed Consolidated Statements of Operations. The Company uses EBITDA to evaluate the operating performance of the Company’s business on a consolidated basis and for each of its operating segments. The Company considers EBITDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others, in addition to and not in lieu of generally accepted accounting principles (GAAP) results, to evaluate companies in its industry. EBITDA is not a measure of liquidity under GAAP and should not be considered as an alternative to cash flow from operating activities. EBITDA is defined differently in the Company’s senior secured credit agreement and includes adjustments, among other items, to (i) eliminate any future refunds of lumber import duties, (ii) include income tax benefits, and (iii) exclude certain expenses such as fees and charges associated with indebtedness and non-cash income and expense items such as stock compensation expense. For the six months ended June 30, 2006, EBITDA as defined in the credit agreement was $11.2 million.

Pulp

Revenues from the Company’s Pulp business totaled $115.8 million in the second quarter of 2006 compared with $100.9 million in the same quarter of 2005 and $110.8 million in the first quarter of 2006, an increase of 15 percent and four percent over the previous quarters, respectively. The increase in revenue compared with the second quarter of 2005 primarily related to higher sales prices and higher sales volumes. The increase in revenue compared with the first quarter of 2006 was the result of higher sales prices partially offset by lower sales volumes. Pulp operating income before corporate expenses, interest and income taxes was $4.0 million in the second quarter of 2006, compared with an operating loss of $3.5 million in the second quarter of 2005 and an operating loss of $2.8 million in the first quarter of 2006. EBITDA from the Company’s pulp operations totaled $10.9 million and $2.9 million in the second quarters of 2006 and 2005, respectively, and was $4.4 million in the first quarter of 2006.

Pulp generated operating income of $1.2 million on revenues of $226.7 million in the first six months of 2006, compared with an operating loss of $2.3 million on revenues of $216.1 million for the same period of 2005. EBITDA from Pulp for the first six months of 2006 was $15.3 million compared with $10.7 million for the first six months of 2005.

According to RISI World Pulp Monthly, an industry trade publication, the average benchmark list price of NBSK pulp delivered into northern Europe was $665 per metric ton in the second quarter of 2006, compared with $613 per metric ton in the same quarter of 2005 and $618 per metric ton in the first quarter of 2006. The Company’s average pulp price for its mix of chip and sawdust pulp was $579 per metric ton in the second quarter of 2006, compared with $539 per metric ton in the second quarter of 2005, an increase of $40, or seven percent, and $535 per metric ton in the first quarter of 2006, an increase of $44 per metric ton, or eight percent. Total metric tons sold in the second quarter of 2006 were seven percent higher compared with the second quarter of 2005 and were three percent lower compared with the first quarter of 2006. Pulp sales volume in the first six months of 2006 totaled 407,100 metric tons compared with 396,400 metric tons in the same period of 2005.

Pulp cost of sales was $108.9 million in the second quarter of 2006, compared with $101.7 million in the same quarter of 2005, an increase of seven percent, and $110.7 million in the first quarter of 2006, a decrease of two percent. Per metric ton, the average cost of pulp sold in the second quarter of 2006 was comparable with the same period in 2005 and increased two percent compared with the first quarter of 2006. A significant factor affecting pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar strengthened significantly between the second quarter of 2005 and the second quarter of 2006, and the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $8.5 million increase in pulp cost of sales, or an eight percent increase in the average cost per metric ton of pulp sold in the second quarter of 2006. Excluding the effect of the weaker U.S. dollar, the average cost per ton of pulp sold was eight percent lower in the second quarter of 2006 compared with the second quarter of 2005 primarily a result of lower fiber costs, inventory write downs taken in 2005 and lower maintenance costs, partly due to the Company’s plan to defer its annual shutdown of the Halsey mill to 2007. There were $0.1 million of pulp inventory write-downs at June 30, 2006 and March 31, 2006 and $2.5 million at June 30, 2005. Inventory write-downs reflect the difference between production costs and anticipated sales prices of period-end inventories. Compared to the first quarter of 2006, the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate increased second quarter 2006 pulp cost of sales approximately $3.2 million. Excluding the effect of the weaker U.S. dollar, the average cost per ton of pulp sold was one percent lower in the second quarter of 2006 compared with the first quarter of 2006, primarily due to lower fiber costs.

Year-to-date cost of pulp sales was $219.6 million compared with $213.0 million in the same period of 2005. Per metric ton, the average cost of pulp sold in the first six months of 2006 was comparable to the same period in 2005. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $12.9 million increase in pulp cost of sales, or a six percent increase in the average cost per metric ton of pulp sold for the first six months of 2006 as compared to the same period of 2005. Excluding the effect of the weaker U.S. dollar, the average cost per ton of pulp sold was six percent lower in the first half of 2006 compared with the first half of 2005 primarily as a result of lower fiber and maintenance costs.

The wood chip supply availability in the northern interior of British Columbia increased significantly in 2005 due to the high operating rates of the region’s sawmills resulting from the area’s mountain pine beetle epidemic. The abundant supply and lower chip prices, beginning in the second half of 2005, continued to benefit the Company’s Canadian pulp mills fiber costs in the first six months of 2006. However, with the steady decline in lumber prices in 2006, some sawmills located in the region may cease or reduce production which may negatively impact the Company’s cost for fiber in the second half of 2006. Similarly, availability of wood chip supply for U.S. pulp mills may become constrained, which could negatively impact fiber costs for the Company’s Halsey pulp mill in the second half of 2006.

Consistent with evolving industry practice, the Company is postponing the planned annual maintenance shutdown of its Halsey pulp mill from October 2006 to March 2007, and accordingly is deferring recognition of the expense associated with the shutdown to 2007, thereby lowering second quarter and year-to-date maintenance costs as compared with the same periods of 2005 by $0.6 million and $1.2 million, respectively. The Company believes the six month deferral of the annual maintenance shutdown of the Halsey pulp mill is reasonable based on the condition of that mill.

Pulp production totaled 189,900 metric tons in the second quarter of 2006, compared with 189,600 and 209,700 metric tons in the second quarter of 2005 and first quarter of 2006, respectively. Pulp production totaled 399,600 metric tons in the first six months of 2006 compared with 392,600 metric tons in the corresponding 2005 period. Pulp production in the second quarter and first six months of 2006 included 2,000 metric tons and 2,500 metric tons of pulp processed at the Company’s Halsey mill from semi-finished (wetlap) pulp acquired from another pulp producer. The Halsey mill has excess drying capacity which can be utilized during certain market conditions for the production of wetlap pulp. Wetlap pulp production in the second quarter and first six months of 2005 included 1,300 metric tons and 1,500 metric tons, respectively. Wetlap production in the first quarter of 2006 was 500 metric tons. In the second quarters of 2006 and 2005, the Company’s Nanaimo pulp mill took 17 days and 12 days, respectively, of downtime for its planned annual maintenance outage. Quarterly production was reduced by approximately 20,000 metric tons in 2006 and 16,000 metric tons in 2005 due to this downtime.

Wood Products

Revenues from the Company’s Wood Products business totaled $97.7 million in the second quarter of 2006, compared with $101.2 million in the same quarter of 2005, a three percent decrease, and $112.2 million in the first quarter of 2006, a thirteen percent decrease. The decrease in revenues for the second quarter of 2006 compared to the same quarter a year ago was primarily related to a decrease in sales of chips, logs and other as lower lumber prices were offset by an increase in lumber shipments. Compared to first quarter 2006 the decrease in revenues was primarily due to lower lumber sales volumes combined with lower sales prices and decreased sales of chips, logs and other. Wood Products generated operating loss before corporate expenses, interest and income taxes of $2.5 million in the second quarter of 2006, compared with income of $2.5 million in the same quarter of 2005 and income of $0.8 million in the first quarter of 2006. EBITDA from Wood Products was $0.8 million in the second quarter of 2006, compared with $4.9 million in the second quarter of 2005 and $3.8 million in the first quarter of 2006. The second quarter 2006 results included $4.9 million of lumber import duties, compared with $10.1 million and $5.8 million of lumber import duties in the second quarter of 2005 and first quarter of 2006, respectively.

Revenues from the sale of chips, logs and other decreased $3.2 million in the second quarter of 2006 compared with the second quarter of 2005, primarily due to a decrease in the volume of chips sold as a result of the Midway sawmill curtailment and a decrease in the price of chips sold. Revenues from the sale of chips, logs and other decreased $3.8 million in the second quarter of 2006, compared with the first quarter of 2006, primarily due to a decrease in volume of chips sold as a result of the Midway curtailment and from decreased log sales.

Year-to-date revenues from the Company’s Wood Products business totaled $209.9 million compared with $193.2 million in the same period in 2005. Operating loss from Wood Products for the first six months of 2006 was $1.6 million compared with income of $9.7 million for the same period in 2005. EBITDA from Wood Products for the first six months of 2006 was $4.6 million compared with $14.0 million for the first six months of 2005. Lumber import duties included in the first six months of 2006 totaled $10.7 million compared with $18.6 million in the same period of 2005. Revenues from the sale of chips, logs and other decreased $1.3 million in the first six months of 2006 compared with the same period in 2005, primarily due to a decrease in the volume of chips sold offset in part by an increase in log sales.

Mill lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $312 per thousand board feet for the second quarter of 2006, compared with $355 per thousand board feet for the second quarter of 2005 and $335 per thousand board feet for the first quarter of 2006. The Company’s lumber sales prices averaged $392 per thousand board feet in the current quarter, a decrease of $19 per thousand board feet, or five percent, compared with $411 in the second quarter of last year. Compared with an average lumber sales price of $407 per thousand board feet in the first quarter of 2006, the Company’s average lumber sales price decreased $15 per thousand board feet, or four percent, in the second quarter of 2006. Lumber sales volume increased four percent to 225.8 million board feet in the second quarter of 2006 from 216.3 million board feet in the same quarter of 2005, and decreased seven percent compared with 244.0 million board feet in the first quarter of 2006.

Wood Products cost of sales was $98.8 million in the second quarter of 2006, compared with $97.0 million in the same quarter of 2005, a two percent increase, and $109.7 million in the first quarter of 2006, a ten percent decrease. The average cost per thousand board feet of lumber sold in the second quarter of 2006 was three percent lower compared with the same quarter of 2005, and was two percent lower compared with the first quarter of 2006. Lumber import duties totaled $4.9 million in the second quarter of 2006, compared with $10.1 million in the same quarter of 2005 and $5.8 million in the first quarter of 2006. Lower lumber import duty rates reduced the average cost per thousand board feet of lumber sold in the second quarter of 2006 by six percent compared with the second quarter of 2005 and the rates were unchanged from the first quarter of 2006. A shift in the mix of US and Canadian shipments decreased second quarter duties paid and reduced the average cost per thousand board feet of lumber sold in the second quarter of 2006 by one percent compared with the first quarter of 2006. Lumber inventory write-downs were $0.9 million at June 30, 2006 and there were no inventory write-downs at March 31, 2006 and June 30, 2005. Inventory write-downs reflect the difference between production costs and anticipated sales prices of period-end inventories. A significant factor affecting Wood Products cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar strengthened significantly between the second quarter of 2005 and the second quarter of 2006, and the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $6.1 million increase in Wood Products cost of sales, or a six percent increase in the average cost per thousand board feet of lumber sold in the second quarter of 2006, compared with the second quarter of 2005. The remaining decrease in Wood Products cost of sales was attributable to costs associated with the reduction in operations of the Midway sawmill as discussed below. The Company estimates that the stronger Canadian dollar also resulted in an approximately $1.1 million increase in Wood Products cost of sales, or a one percent increase in the average cost per thousand board feet of lumber sold in the second quarter of 2006, compared with the first quarter of 2006. The remaining decrease in the average cost of lumber sold as compared to first quarter of 2006 primarily related to lower log costs.

For the first six months of 2006, cost of sales for Wood Products was $208.5 million compared to $180.4 million in the first six months of 2005. Per thousand board feet, the average cost of lumber sold in the first six months of 2006 was one percent lower than the same period in 2005. Included in Wood Products cost of sales in the first six months of 2006 were lumber import duties of $10.7 million, compared with $18.6 million in the first six months of 2005. Lower lumber import duty rates reduced the average cost per thousand board feet of lumber sold in the first six months of 2006 by five percent compared with the same period in 2005. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate between the first six months of 2005 and the first six months of 2006 resulted in an approximately $10.6 million increase in Wood Products cost of sales, or a five percent increase in the average cost per thousand board feet of lumber sold year-to-date in 2006. The remaining decrease in the average cost of lumber sold related primarily to lower log costs partially offset by increased conversion costs.

Lumber production totaled 212.2 million board feet in the second quarter of 2006, compared with 227.1 million board feet in the same quarter of 2005 and 253.1 million board feet in the first quarter of 2006. The decrease in production compared to the first quarter of 2006 resulted from the lack of any production from the Midway sawmill in the second quarter, due in part to the planned reduction in operations related to the Grand Forks sawmill expansion and in part to downtime taken for lack of logs. Grand Forks production in the second quarter of 2006 was lower than its quarterly planned production due to certain startup issues associated with the new planer. The Midway mill has continued to take downtime in the third quarter although a resumption of production is planned for September, subject to market conditions. Lumber production totaled 465.3 million board feet in the first six months of 2006, compared with 412.3 million in the same period of 2005. The year-over-year increase in production in 2006 was primarily due to a full six months of production included for Fort St. James during 2006, partially offset by the Midway sawmill downtime in the second quarter of 2006.

On October 28, 2005, the Company announced a plan to close its sawmill in Midway, British Columbia (Midway) and consolidate its operations in the Boundary timber supply area at its Grand Forks sawmill (Grand Forks) at the end of the first quarter of 2006. The plan of consolidation anticipated some job reductions and the transfer of certain qualified employees and equipment to Grand Forks. Subsequent strengthening in softwood lumber prices, reductions by the DOC in combined duty rates and assertions by a bargaining unit at Midway, all combined to cause the Company to decide to operate Midway on a limited basis effective beginning the second quarter of 2006. As a result of its revised plans for Midway, the Company estimates its total costs for employee severance benefits and accelerated depreciation costs to be $1.8 million, of which $0.3 million and $0.3 million of employee severance costs and accelerated depreciation, respectively, were recorded in Wood Products cost of sales during the fourth quarter of 2005.

During the three and six months ended June 30, 2006, the Company recorded employee severance costs of $0.1 million and $0.9 million and accelerated depreciation of $0.1 million for the six months ended June 30. These amounts were included in Wood Products cost of sales during the corresponding periods of 2006. The Company expects to record an additional $0.1 million of expense associated with employee severance benefits during the second half of the year.

Selling, General and Administrative Expenses, Interest, Loss on Extinguishment of Debt and Income Taxes

Selling, general and administrative expenses (SG&A) for the second quarter of 2006 totaled $9.3 million compared with $8.6 million in the same period of 2005 and $9.8 million in the first quarter of 2006. SG&A expenses in the second quarter of 2006 were $0.7 million higher than the same period a year ago, primarily due to an increase of $0.7 million in legal and other professional fees and $0.3 million in costs associated with a sales tax audit at one of the Company’s Canadian mills, partially offset by reduced costs from lower utilization of sales of accounts receivables under the Company’s Receivable Purchase Agreement prior to the termination of that agreement. SG&A expenses decreased $0.5 million compared with the first quarter of 2006, primarily due to reduced costs in the second quarter from lower utilization of the Receivable Purchase Agreement and a decrease of $0.3 million in legal and other professional fees, partially offset by the costs associated with the sales tax audit.

SG&A for the first six months of 2006 totaled $19.0 million compared with $17.2 million in the same period of 2005, an eleven percent increase. The 2006 period includes higher costs associated with legal and professional fees and the costs associated with the sales tax audit.

Net interest expense for the second quarter of 2006 totaled $6.9 million compared with $5.2 million in the second quarter of 2005 and $6.2 million in the first quarter of 2006. Net interest expense for the first six months of 2006 totaled $13.2 million compared to $10.4 million in the same period of 2005. The increase in interest expense for the second quarter of 2006 and first six months of 2006 as compared to the corresponding periods a year ago was primarily due to increased borrowings on the Company’s bank revolving lines and an increase in the average borrowing rate in 2006. The Company’s weighted average interest rate on its outstanding debt was 11.3% at June 30, 2006, compared with 7.3% December 31, 2005. The Company expects that interest expense for the remainder of 2006 will be significantly higher than the first six months of 2006.

Loss on extinguishment of debt was $4.9 million for the three and six months ended June 30, 2006. On June 28, 2008, the Company entered into a new $325 million senior secured credit agreement and borrowed $250 million under the new facilities to terminate and repay outstanding borrowings under its prior Canadian and U.S. revolving credit facilities, its Halsey pulp mill lease financings, and its receivables sales arrangement. The Company incurred one-time expenses including a premium paid to early terminate the Halsey pulp mill lease financings of approximately $3.6 million, unamortized debt issuance and other prepaid costs written off of approximately $0.7 million and certain other expenses, including a loss on the forward purchase of Canadian currency associated with repayment of the prior Canadian credit facilities.

The Company’s effective tax rate for the year 2006 is currently projected to be approximately zero percent, excluding the discrete items discussed below. As discussed in the Company’s 2005 Annual Report on Form 10-K, as of December 31, 2005 it was determined that the Company’s tax planning strategies could no longer support a position that it was more likely than not the Company’s U.S. federal and state net operating loss carryforwards and other deferred tax assets would all be utilized before expiration; accordingly, the Company recorded a valuation allowance at December 31, 2005 against those deferred tax assets. Consistent with that determination, the Company recorded a full valuation allowance against the net operating loss carryforwards generated by the Company’s 2006 year-to-date pre-tax loss, thereby fully offsetting any tax benefit from that loss and resulting in the zero percent effective tax rate before discrete items. Similarly, if the Company recognizes pre-tax income in any subsequent quarter in 2006, the resulting tax expense should be offset by the release of valuation allowance, resulting in an approximately zero percent effective tax rate before discrete items.

Discrete items that affected the tax provision in the first half of 2006 included the following. The Company reversed liabilities recorded in prior years which resulted in recognition of $0.7 million of income tax benefit. State deferred tax liabilities on undistributed earnings of Canadian subsidiaries were reduced by $0.6 million resulting in a corresponding income tax benefit.

On June 28, 2006, in conjunction with the repayment and termination of the Company’s Halsey pulp mill lease financings, the Company sold its Halsey manufacturing assets to its wholly-owned Canadian subsidiary, Pope & Talbot Ltd. (Limited), in a transaction that generated approximately $13.3 million of taxable gain for U.S. federal and state income tax purposes. This taxable gain will be offset by U.S. net operating loss carryforwards that otherwise would have expired from 2012 to 2021, resulting in a $4.9 million decrease in the Company’s balance of U.S. deferred tax assets. Because these U.S. deferred tax assets were subject to a valuation allowance at the time of the sale, the intercompany nature of the sale did not require the Company to record a deferred charge for the $4.9 million as was the case for the Company’s similar sale of its Spearfish manufacturing assets to Limited in December 2005. In lieu of recording the deferred charge, $4.9 million of valuation allowance was released. The sale also resulted in a $13.3 million increase in the tax basis of the transferred assets for Limited. To the extent it is determined that the Company has benefited from the depreciation related to the increased basis in Canada, the Company’s tax provision will benefit by an aggregate amount approximately equal to the $4.9 million release of valuation allowance.

Liquidity and Capital Resources

The total debt to total capitalization ratio was 80 percent at June 30, 2006 compared with 75 percent at December 31, 2005. Total debt increased from $332.0 million at December 31, 2005 to $384.0 million at June 30, 2006. The increase in the debt ratio was due to a $17.7 million reduction in total stockholders’ equity resulting primarily from the net loss in the first six months of 2006, and an increase in borrowing under the new credit facilities. Cash requirements in the first six months of 2006 included $15.0 million for capital expenditures, $23.9 million to repurchase accounts sold under the receivables purchase agreement, $18.4 million in fees associated with the new senior secured credit facilities and $3.6 million for debt extinguishment costs associated with repayment of the Halsey pulp mill lease financings.

Operating Activities

The Company funds ongoing operations primarily through cash from operations and borrowings under its credit facilities. The primary drivers of net cash from operations are prices the Company receives for its products, fluctuations in the Canada to U.S. dollar exchange rate and cash deposits made on lumber imports into the United States.

Net cash provided by operating activities during the first six months of 2006 was $20.5 million compared with $31.3 million in the same period of 2005. The decrease in cash provided by operating activities in 2006 related primarily to a reduction in operating earnings, primarily for the Wood Products division and driven by declining average sales prices, partially offset by a favorable change in inventories and other working capital items for the period. Inventories decreased by $24.9 million in the first six months of 2006, nearly all of which resulted from a seasonal second quarter decrease in saw logs. The normal seasonal pattern for the Company requires a build up of saw log inventories during the fourth and first quarters to allow the Company’s sawmills to operate without interruption during the “break-up” period each spring when northern forests thaw and muddy conditions curtail logging operations for one to two months. Other significant changes in working capital in the first six months of 2006 were as follows: a decrease in accounts receivable of $5.8 million; an increase in prepaid expenses and other assets of $8.2 million due in part to the Nanaimo maintenance performed in the second quarter; and an increase in accounts payable and accrued liabilities of $3.2 million primarily due to pulp mill maintenance accruals and to seasonal increases in accruals for property taxes offset by a decrease resulting from the write-off of Halsey lease financing costs.

Significant changes in working capital in the first six months of 2005 included: a decrease in accounts receivable of $3.1 million primarily due to lower product sales prices partially offset by higher lumber sales volumes; a decrease in inventories of $19.4 million primarily due to lower pulp and saw log inventories; an increase in prepaid and other assets of $5.1 million; an increase in accounts payable and accrued liabilities of $9.7 million; and a decrease in income taxes payable of $7.4 million. Accounts payable and accrued liabilities increased in 2005 primarily related to planned annual maintenance costs in June at the Nanaimo pulp mill and property taxes accruals and planned major maintenance costs for the

Company’s other pulp mills later in 2005. The decrease in income taxes payable was due primarily to Canadian income tax payments made.

Investing Activities

On June 28, 2006, as a result of its new term debt agreement, the Company repurchased $23.9 million of accounts previously sold under its receivables purchase agreement. The Company invested $15.0 million and $21.0 million in capital projects in the first six months of 2006 and 2005, respectively. In 2005, the Company also invested $37.5 million in the acquisition of the Fort St. James sawmill. The Company anticipates that total capital expenditures will approximate $28.5 million in 2006. These capital projects relate primarily to facility improvements, equipment modernization, environmental compliance and energy and cost-saving projects and the Company expects to finance these investments through cash generated from operations, existing cash balances and its new revolving credit facility. Under the covenants of the Company’s new credit agreement, capital expenditures for the Company are generally limited to $30 million per year, with provision for some carryover of unspent amounts into the succeeding year.

Financing Activities

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by financing activities in the first six months of 2006 was $24.7 million compared to $37.7 million in the same period of 2005. Significant financing activities in the first six months of 2006 included net additional borrowings of $250.0 million under the Company’s new credit facilities, offset by the repayment of $203.3 million of revolving credit lines and long-term debt, and payment of $22.0 million in fees and costs associated with early extinguishment and debt issuance.

Credit Facilities

On June 28, 2006, the Company borrowed $250.0 million under a new $325.0 million senior secured credit agreement. This agreement is comprised of (1) a $75.0 million revolving facility, including provisions for (i) cash credit extensions of up to $40.0 million, and (ii) letters of credit in an aggregate notional amount of up to $35.0 million; and (2) two term loans for (i) $130.5 million due June 28, 2012, and (ii) $119.5 million due September 28, 2012. At June 30, 2006, the borrowing base under the revolving facility was $51.0 million and the Company was utilizing $23.3 million for outstanding letters of credit, leaving $27.7 million of borrowing availability. The Company had no cash borrowings under the revolving facility at June 30, 2006. Borrowings under the revolving facility are limited to certain eligible trade accounts receivable and inventories, reduced by the aggregate of certain accounts payable balances outstanding and other bank product reserves. The new credit facilities are secured by substantially all of the assets of the Company and its subsidiaries.

The Company used substantially all of the proceeds from the new term loans to terminate and repay outstanding borrowings under its prior Canadian and U.S. revolving credit facilities, its Halsey pulp mill lease financings, and its receivable sales arrangement.

At June 30, 2006, the Company was in compliance with the covenants of the credit agreement. Those covenants include a requirement to generate positive EBITDA, as defined in the Credit Agreement, for the four-quarter periods ended June 30, 2006 and September 30, 2006, EBITDA of at least $25 million for the year ended December 31, 2006, EBITDA of at least $45 million for the year ended December 31, 2007, and increasing levels of required EBITDA for subsequent periods up to $70 million for the year ended December 31, 2009 and thereafter. For the first six months of 2006, the Company generated EBITDA of $11.2 million. Another covenant requires that the opinion that the Company receives from its independent registered public accounting firm on its consolidated financial statements for 2006 and subsequent years be unqualified and not express doubt about the Company’s ability to continue as a going concern. As discussed under “Going Concern” below, the audit opinion on the Company’s 2005 financial statements included a “going concern” paragraph. Beginning effective December 31, 2009, another covenant will require the Leverage Ratio to be no more than 2.75-to-1 as of the end of each quarter. The new credit facilities also include a covenant restricting the Company’s ability to pay dividends on its common stock unless and until EBITDA exceeds $55 million for any year and the Leverage Ratio at the end of that year is no more than 2.75-to-1 and a limitation of annual capital spending as discussed above.

Going Concern

In their opinion on the Company’s 2005 financial statements, the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern, due to the Company’s recent losses and inability to comply with financial covenants, combined with uncertainty over the Company’s ability to refinance or renew maturing debt and comply with financial covenants in future periods. As further described above under Credit Facilities and in Note 7, “Debt” of the Condensed Consolidated Financial Statements, on June 28, 2006, the Company entered into a new $325 million credit agreement and borrowed $250 million under the new facilities to terminate and repay all outstanding borrowings under its prior Canadian and U.S. revolving credit facilities, its Halsey pulp mill lease financings, and its receivable sales arrangement. As further described in Note 11, “Legal Matters and Contingencies – Import Duties,” on July 1, 2006, the governments of Canada and the U.S. announced the approval of a substantially final form of an agreement to settle the softwood lumber dispute. If the agreement is executed and becomes effective, resulting in the cessation of the current lumber import duties and in the refund of approximately 80 percent of the lumber duties paid by the Company since 2002, including interest, it will have a substantial impact on the Company’s future financial condition and financial results.

The Company will also consider possible asset sales or potential equity issuances to generate cash, reduce debt and improve the balance sheet. Under the terms of the new credit facilities, such proceeds are subject to certain mandatory and optional prepayment provisions and may require prepayment premiums. The Company’s continuation as a going concern is ultimately dependent upon its future financial performance, which will be affected by general economic, competitive and other factors, including those discussed under Part II, Item 1A “Risk Factors”, many of which are beyond the Company’s control. There is no assurance that the Company’s plans to ensure continuation as a going concern will be successful.

As of June 30, 2006, Standard & Poor’s Rating Services rating for the Company’s senior unsecured debt was CCC+ with a negative outlook. On June 20, 2006, Moody’s Investor Service downgraded the Company’s senior unsecured debt from Caa1 to Caa2 with a stable outlook.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for interest rates relates primarily to long-term debt. The Company’s investment in marketable securities at June 30, 2006 and December 31, 2005 was not significant. The Company’s debt is 35 percent fixed rate with 65 percent of total debt at variable rates at June 30, 2006, and therefore, interest expense could be significantly affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company’s net investment in Canadian operations. The Company’s net investment in Canadian subsidiaries is not hedged. The net assets of Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $227.4 million at June 30, 2006. The potential change in fair value resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $22.7 million at June 30, 2006. Any gain or loss in fair value would be reflected as a cumulative foreign currency translation adjustment. The change in fair value would not affect cash flows or reported net income or loss of the Company, but would increase or decrease accumulated other comprehensive income which is a component of stockholders’ equity.

The Company is exposed to foreign currency transaction gains and losses primarily in the translation of U.S. dollar denominated cash and accounts receivable of its Canadian subsidiaries. The Company periodically uses foreign exchange contracts to manage a portion of its exposure to foreign currency transactions. The notional value of foreign currency exchange contracts outstanding at June 30, 2006 and December 31, 2005 was $17.0 million and $11.0 million, respectively.

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

As of June 30, 2006, the Company had purchased forward natural gas contracts at market indexed prices and fixed-prices representing approximately 54 percent of its third quarter 2006 anticipated natural gas usage for its mills. Historically the Company’s forward purchase contracts for electricity and natural gas cover periods of twelve months or less. The Company buys forward 100 percent of its electricity requirements for its Halsey pulp mill, and at June 30, 2006, had purchased forward electricity through July 2006 at a fixed price.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined by the Securities and Exchange Commission, as of the end of the period covered by this report. Based upon this evaluation, and due solely to the single unremediated material weakness in internal control over financial reporting identified as of December 31, 2005 as discussed below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.

Change in Internal Controls

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company’s management identified a material weakness in its internal control over financial reporting relative to the Company’s accounting for income taxes. Specifically, as of December 31, 2005, the Company’s processes and procedures for management oversight and review of income tax accounting practices did not operate effectively. This lack of effective management oversight and review of the Company’s income tax accounting practices resulted in a material error in the Company’s preliminary provision for income taxes that was corrected prior to the issuance of the 2005 consolidated financial statements. The Company intends to expand its pre-existing relationship with expert tax and accounting consultants and implement additional training for appropriate internal staff. The Company believes these actions will remediate the material weakness and that these measures are necessary to assist in the Company’s evaluation of complex and judgmental issues concerning tax accounting and tax liabilities.

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

Our new credit agreement subjects us to new covenants, including EBITDA covenants at increasing levels and an unqualified audit opinion requirement.

On June 28, 2006, we entered into a new $325 million credit agreement and borrowed $250 million thereunder to terminate and repay all outstanding borrowings under our prior Canadian and U.S. revolving credit facilities, our Halsey pulp mill financings and our receivable sales arrangement. As further described in Note 7, “Debt,” the new credit agreement contains new covenants including one based on defined EBITDA, which will require us to generate EBITDA of at least $25 million for the year ended December 31, 2006, $45 million for the year ended December 31, 2007 and further increasing levels in subsequent periods up to $70 million for 2009. Our EBITDA, as defined, was $11.2 million for the six months ended June 30, 2006, so to meet this covenant, we will be required to substantially improve our EBITDA from recent levels. Another covenant requires that the opinion we receive from our independent registered public accounting firm on our consolidated financial statements for 2006 and subsequent years be unqualified and not express doubt about our ability to continue as a going concern. As discussed in the next risk factor below, the audit opinion on our 2005 financial statements included a “going concern” paragraph, and there can be no assurance that the opinion on our 2006 financial statements will not include a similar paragraph which would result in a default under our new credit agreement. Our ability to reasonably demonstrate that we will have sufficient EBITDA to meet the covenant through 2007 and adequate liquidity to support short-term operating and capital requirements will be important factors in resolving the “going concern” question for our 2006 financial statements. Any failure by us to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default with respect to, and could result in the acceleration of a portion of our debt, which, in turn, could lead to our inability to pay our debts.

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

Our total debt as a percentage of total capitalization at June 30, 2006 was 80 percent. This leverage, or higher leverage if we were to incur additional indebtedness, could have important consequences. Our high level of leverage requires a substantial portion of our cash flow from operations to satisfy debt service requirements, thereby reducing our ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. High leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

Exchange rate fluctuations have harmed and could continue to harm our operating results and cash flows.

Although our sales are made primarily in U.S. dollars, the majority of our operating costs and expenses are incurred in Canadian dollars. Significant variations in relative currency values, particularly a significant increase in the value of the Canadian dollar relative to the U.S. dollar, adversely affect our results of operations and cash flows. A substantial portion of our pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects our customers’ ability to pay and our relative competitive cost position with other regions’ pulps. Any significant exchange rate fluctuation could have a material adverse effect on our business, financial condition and results of operation. For example, a change in the average Canadian to U.S. dollar translation rate from 0.89 to 0.90 would decrease pre-tax income as measured in U.S. dollars by an estimated $6.1 million on an annual basis.

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

In May 2002, the U.S. International Trade Commission, or ITC, imposed duties on certain types of softwood lumber imported into the United States from Canada after determining that imports of certain types of softwood lumber from Canada threatened U.S. softwood lumber mill operators. Based on findings of the U.S. Department of Commerce regarding subsidies and dumping margins, the ITC’s decision has subjected our imports of certain types of softwood lumber from Canada, on or after May 22, 2002, to these duties which have had a material adverse effect on our Wood Products business results of operations and cash flows. On July 1, 2006, the governments of Canada and the U.S. announced the approval in substantially final form of an agreement settling the softwood lumber dispute. The agreement is subject to final execution by the two governments and the satisfaction of a number of conditions to become effective. If the agreement becomes effective under the terms outlined, currently not expected until at least the latter part of the third quarter of 2006, then the U.S. will stop collecting cash deposits of the softwood lumber duties and refund to Canadian lumber producers approximately 80 percent of the cash deposits of duties made since 2002, including interest, and Canada will impose a new system of export charges on softwood lumber exported to the U.S. Although the end of the current import duties and refund of previously paid amounts are positive developments for us, the new system of export charges may have adverse effects on our prospective results of operations and cash flows.

Our operations require substantial capital, and we may not have adequate capital resources to meet all of our capital requirements.

Our businesses are capital intensive, and we regularly incur capital expenditures to expand our operations, maintain our equipment, increase our operating efficiency and comply with environmental laws. Our total capital expenditures in the first six months of 2006 were approximately $15.0 million, and we expect to spend approximately $28.5 million on capital expenditures during 2006. Our credit agreement limits our capital expenditures to $30 million per year, but with the unspent portion of the $30 million limit in any year (up to a maximum of $15 million) being available for expenditure in the next year. In addition, our debt service obligations reduce our available cash flows. If we cannot maintain or upgrade our equipment or ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations, or we may become unable to manufacture our products at costs or quality that can compete effectively in one or more of our markets.

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

In March 2003, the Government of British Columbia, or Crown, introduced the Forestry Revitalization Plan, or Plan, that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown has legislated that licensees, including us, are required to return to the Crown 20 percent of their annual allowable cut or AAC, in excess of 200,000 cubic meters. As a result, we anticipate that our historical mix of approximately 70 percent tenure acquired logs and 30 percent open market log purchases will shift to a mix of approximately 55 percent tenure acquired logs and 45 percent open market log purchases. Our AAC has been reduced by 177,000 cubic meters as of the beginning of 2006 and we expect a further reduction of 22,000 cubic meters at the beginning of 2007. The timber tenure acquired in 2005 with the Fort St. James sawmill had already been reduced under the Plan and is not subject to further reduction. Although we expect the reductions in our AAC to be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures, and our average purchased log costs have been slightly lower than our tenure acquired log costs for the last three years, there is uncertainty as to the impact our AAC reduction will have on the supply and cost of purchased logs available to us. Accordingly, there is no assurance that our increased dependence on purchased logs will not have an adverse affect on our results of operations and cash flows.

In addition, effective July 1, 2006, the Crown implemented the terms of the market-based timber pricing system for setting stumpage fees in the British Columbia interior. Although we generally do not expect the new system to result in any significant change in stumpage fee levels, there can be no assurance that this will be the case.

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

Energy is vital to our operations and is one of our significant raw materials. We estimate that energy comprised approximately ten percent of the cost of sales of the Pulp segment and approximately three percent of the cost of sales of the Wood Products segment during the second quarter of 2006. Energy prices, particularly for electricity and natural gas, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. Increases in the cost of purchased energy have adversely affected, and further increases in such costs could further adversely affect, our operating results and cash flows.

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

The Company’s Annual Meeting of Shareholders was held on May 11, 2006. The following members were elected to the Company’s Board of Directors to hold office for three-year terms expiring in 2009.

Nominee	In Favor	Withheld
Gordon P. Andrews	14,012,987	1,101,397
David J. Barram	14,527,105	587,279
Peter T. Pope	14,436,572	677,812

Additionally, the following directors were elected in previous years to three-year terms on the Company’s Board of Directors and will continue their terms of office: Lionel G. Dodd; Michael Flannery; Kenneth G. Hanna; Robert G. Funari.

The shareholders ratified the appointment of KPMG LLP as the Company’s independent auditor for 2006 with 14,790,504 votes cast for and 288,000 votes cast against, and 35,880 abstentions.

ITEM 6.	Exhibits

(a) Exhibits

Exhibit No.	Description

10.1	Non-employee Director Compensation Policy and Stock Ownership Guidelines, as amended May 11, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC. Registrant

Date: August 3, 2006	/s/ Maria M. Pope
Maria M. Pope
Vice President and General Manager, Wood Products Division, and Chief Financial Officer