Form 10-Q
period 2006-09-30
POPE & TALBOT INC /DE/
filed 2006-11-01
CIK 311871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common stock, $1 par value – 16,332,371 shares as of September 30, 2006.

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements:

Condensed Consolidated Balance Sheets - September 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	34

ITEM 4. Controls and Procedures	36

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	37

ITEM 1A. Risk Factors	37

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	*

ITEM 3. Defaults Upon Senior Securities	*

ITEM 4. Submission of Matters to a Vote of Security Holders	*

ITEM 5. Other Information	*

ITEM 6. Exhibits	42

SIGNATURES	43

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
	(thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,448	$5,507
Restricted cash	1,764	—
Accounts receivable (less allowance of $2,416 at September 30, 2006 and $5,450 at December 31, 2005)	101,165	77,213
Inventories	113,747	126,236
Prepaid expenses	19,787	9,093

Total current assets	243,911	218,049
Properties:
Plant and equipment	841,856	806,432
Accumulated depreciation	(472,053)	(440,123)

	369,803	366,309
Land and timber cutting rights	20,622	20,092

Total properties, net	390,425	386,401
Other assets:
Deferred charge	7,028	7,562
Prepaid pension costs	9,551	9,914
Other	26,943	8,727

Total other assets	43,522	26,203

	$677,858	$630,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$423	$63,800
Accounts payable	70,948	59,091
Accrued payroll and related taxes	24,511	24,205
Income taxes payable	159	576
Other accrued liabilities	23,025	21,491

Total current liabilities	119,066	169,163
Long-term liabilities:
Long-term debt, net of current portion	388,758	268,200
Deferred income tax liability, net	10,140	9,042
Pension and postretirement benefits	60,043	55,644
Other long-term liabilities	15,655	16,572

Total long-term liabilities	474,596	349,458
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	17,208	17,208
Additional paid-in capital	66,824	66,538
Retained earnings (deficit)	(6,382)	31,190
Common stock held in treasury, at cost	(13,454)	(13,966)
Accumulated other comprehensive income, net of tax:
Cumulative translation adjustment	29,944	21,244
Minimum pension liability	(10,182)	(10,182)
Unrealized gains on financial derivative contracts, net	238	—

	20,000	11,062

Total stockholders’ equity	84,196	112,032

	$677,858	$630,653

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(thousands except per share)
Revenues:
Pulp	$125,698	$104,833	$352,357	$320,936
Wood Products
Lumber	78,982	95,946	266,829	265,803
Chips, logs and other	9,903	11,957	31,969	35,300

	88,885	107,903	298,798	301,103

Total revenues	214,583	212,736	651,155	622,039
Costs and expenses:
Pulp cost of sales	109,167	106,144	328,771	319,138
Wood Products cost of sales	95,135	108,018	303,646	288,403
Selling, general and administrative	9,255	10,123	28,281	27,312

	213,557	224,285	660,698	634,853

Operating income (loss)	1,026	(11,549)	(9,543)	(12,814)
Interest expense, net	(12,013)	(5,458)	(25,171)	(15,820)
Loss on extinguishment of debt	—	—	(4,910)	—

Loss before income taxes	(10,987)	(17,007)	(39,624)	(28,634)
Income tax benefit	(826)	(8,185)	(2,052)	(12,179)

Net loss	$(10,161)	$(8,822)	$(37,572)	$(16,455)

Basic and diluted net loss per share	$(0.62)	$(0.54)	$(2.31)	$(1.02)

Weighted average shares of common stock outstanding	16,269	16,226	16,244	16,202

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2006	2005
	(thousands)
Cash flow from operating activities:
Net loss	$(37,572)	$(16,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,477	27,722
Deferred tax provision	694	(9,787)
Loss on extinguishment of debt	4,910	—
Gain on sale of property and equipment	(744)	(764)
Stock compensation	689	377
Other	68	(98)
Decrease (increase) in working capital:
Accounts receivable	(21,022)	(6,336)
Inventories	16,945	10,845
Prepaid expenses and other assets	(9,269)	(5,082)
Accounts payable and accrued liabilities	9,705	22,434
Income taxes payable, net	(1,612)	(7,249)
Other, net	(2,687)	2,376

Net cash provided by (used for) operating activities	(8,418)	17,983
Cash flow from investing activities:
Capital expenditures	(21,408)	(31,905)
Acquisition of sawmill	—	(37,546)
Restricted cash	(1,764)	—
Proceeds from sale of properties and equipment	1,556	145

Net cash used for investing activities	(21,616)	(69,306)
Cash flow from financing activities:
Net borrowings (repayments) under revolving credit lines	(135,302)	57,750
Proceeds from issuance of long-term debt	250,000	—
Repayment of long-term debt	(62,834)	(4,520)
Exercise of stock options	—	244
Cash dividends	—	(3,910)
Amounts paid for debt extinguishment costs	(3,649)	—
Amounts paid for debt issuance costs	(18,501)	—

Net cash provided by financing activities	29,714	49,564
Effect of exchange rate on cash	2,261	(127)

Increase (decrease) in cash and cash equivalents	1,941	(1,886)
Cash and cash equivalents at beginning of period	5,507	7,927

Cash and cash equivalents at end of period	$7,448	$6,041

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Going Concern

The opinion of the Company’s independent registered public accounting firm on the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 contained an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern, due to the Company’s recurring losses and inability to comply with financial covenants, combined with uncertainty over the Company’s ability to refinance or renew maturing debt and comply with financial covenants in future periods. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As further described in Note 8, “Debt,” on June 28, 2006, the Company entered into a new $325 million credit agreement and borrowed $250 million under the new facilities to terminate and repay all outstanding borrowings under its prior Canadian and U.S. revolving credit facilities, its Halsey pulp mill lease financings and its receivables sales arrangement. As further described in Note 12, “Legal Matters and Contingencies – Import Duties,” on September 12, 2006, the governments of Canada and the U.S. signed the final legal text of an agreement to settle the softwood lumber dispute. If Canadian legislation is passed as anticipated, it will have a substantial impact on the Company’s financial condition and financial results for the fourth quarter of 2006.

Restricted Cash

Under the terms of a commercial arrangement executed during the second quarter of 2006, the Company placed $1.8 million into an interest-bearing escrow account. The cash is restricted from use until the agreement is terminated or expires.

Annual Major Repairs (Shutdown Maintenance Costs)

In accordance with Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” the Company expenses shutdown maintenance costs for its pulp mills over the calendar year. The Company uses the accrue-in-advance method for its planned major maintenance activities, such that estimated costs are accrued prior to the shutdown month and such estimates are adjusted to actual as the total cost of the shut is known. Prepaid amounts after the shutdown are deferred and amortized over the remainder of the year. Costs are not carried to future years. The Company plans to defer its Halsey mill’s maintenance shutdown to 2007 and accordingly no shutdown maintenance costs have been accrued for this mill during the first nine months of 2006. The Nanaimo and Mackenzie pulp mills carried out their normally scheduled maintenance shutdowns during the second and third quarter, respectively, of 2006. See discussion below regarding the recently issued FASB Staff Position (FSP) applicable to major maintenance activities.

Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the effect that this interpretation will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS 158). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (funded status provision); (b) measure a plan’s assets and its obligation that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) (measurement date provision); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the period in which the changes occur. Those changes will be reported in comprehensive income of a business entity. SFAS 158 applies to most single-employer defined benefit plan sponsors. The funded status provision and related disclosure requirements are effective for publicly-held companies as of the end of the fiscal year ending after December 15, 2006. The measurement date provision is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect that this statement will have on its financial position; however, the Company’s preliminary estimates indicate that implementation of SFAS 158 will result in a material reduction to its stockholders’ equity.

In September 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP eliminates the accrue-in-advance method of accounting for planned major maintenance activities from the AICPA Audit and Accounting Guide, Audits of Airlines; however, the FSP is applicable to all entities regardless of the industry that engage in planned maintenance activities. This method of accounting for planned major maintenance activities is not allowed due to the FASB’s belief that the resultant liability does not meet the definition of a liability outlined in FASB Concepts Statement No. 6, “Elements of Financial Statements.” As a result of the elimination of this method, generally accepted accounting principles (GAAP) currently permit the use of one of the following three methods to account for planned major maintenance activities: (1) direct expensing, (2) built-in overhaul, and (3) deferral. The effective date of the FSP is an entity’s first fiscal year beginning after December 15, 2006, with early adoption permitted so long as it is as of the beginning of the entity’s fiscal year. The FSP requires retrospective application. The Company is currently evaluating the effect that this FSP will have on its financial position and results of operations.

2.	Net Loss Per Share

The computation of basic net loss per share is based on net loss and the weighted average number of common shares outstanding during each period. The computation of diluted net loss per share does not assume conversion or exercise of securities that would have an antidilutive effect. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards. For the three and nine months ended September 30, 2006 and 2005, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted net loss per share were the same.

Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.04 to $21.06 at September 30, 2006 and from $5.25 to $21.06 at September 30, 2005, averaged 1,049,000 and 1,066,000 for the three months ended September 30, 2006 and 2005, respectively and 1,059,000 for both of the nine months ended September 30, 2006 and 2005. Restricted shares not included in the computation of diluted loss per share averaged 99,000 and 96,000 for the three months ended September 30, 2006 and 2005, respectively and 87,000 and 75,000 for the nine months ended September 30, 2006 and 2005, respectively.

3.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the cost resulting from all share-based payment awards be recognized as stock-based compensation expense at fair value over the period during which an employee is required to provide service in exchange for the award.

Under the principles of SFAS 123(R), the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions described below. Expected volatility is based on historical volatility from the Company’s daily closing stock price over the most recent five-year period. Other factors were considered in estimating volatility, such as future stock price fluctuations and the length of time the Company’s stock has been traded. Expected dividends are estimated to be zero due to the suspension of dividend payments. The expected option term represents the period of time that stock options are expected to be outstanding and is calculated from historical exercise activity. The risk-free rate is estimated from the five-year U.S. Treasury strip rate. Assumptions used to estimate the fair value of options granted in 2006 were follows: risk-free interest rate of 4.5 percent; expected volatility of 46 percent; and average expected option life of 5.3 years.

The Company adopted SFAS No. 123(R) using the modified prospective method, which applies to all new awards and awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for awards that were outstanding as of the effective date and for which service had not been rendered are required to be recognized as service is rendered on or after the effective date. The compensation cost for these awards is based on the grant-date fair value of the awards. As a result of adopting SFAS 123(R), additional compensation cost of $0.1 million, or $0.01 per basic and diluted share, and $0.3 million, or $0.02 per basic and diluted share was recognized in the income statement for the three and nine months ended September 30, 2006, respectively. The total effect of compensation costs for share-based payment arrangements, including nonvested stock, was $0.2 million, or $0.1 per basic and diluted share, and $0.7 million, or $0.04 per basic and diluted share, recognized in the income statement for the three and nine months ended September 30, 2006, respectively. There was no tax benefit recognized from share-based payment arrangements as it was offset by a tax valuation allowance for the three and nine months ended September 30, 2006. Also, there was no impact on cash flow from operations or financing activities for the first nine months of 2006.

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

The following table illustrates the 2005 proforma effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation:

	Three months ended September 30, 2005	Nine months ended September 2005
	(thousands except per share)
Net loss, as reported	$(8,822)	$(16,455)
Stock-based employee compensation expense included in net loss, net of related tax effects	107	245
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(389)	(854)

Pro forma net loss	$(9,104)	$(17,064)

Basic and diluted net loss per share:
As reported	$(0.54)	$(1.02)
Pro forma	(0.56)	(1.05)

Stock Incentive Plan

The Company maintains a Stock Incentive Plan (Incentive Plan) for directors, officers and key employees that provides for awards of stock, stock options and restricted stock. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. Shares available for future grants under this plan totaled 893,800 as of September 30, 2006.

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

A summary of stock option activity under the Incentive Plan as of September 30, 2006 and changes during the nine month period then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years	Aggregate Intrinsic Value
	(thousands)			(thousands)
Outstanding at January 1, 2006	1,057	$15
Granted	65	5
Exercised	—	—
Canceled	(65)	14

Outstanding at September 30, 2006	1,057	14	5.3	$43

Exercisable at September 30, 2006	828	14	4.6	4

Stock options granted during the nine month period ended September 30, 2006 were 65,200 shares with an average grant-date fair value per share of $2.40. No stock options were exercised during the first nine months of 2006. At September 30, 2006, there was $0.7 million of total unearned compensation cost related to stock options. That cost is expected to be recognized over 2.8 years. The total grant-date fair values of options for which annual vesting occurred during the nine months ended September 30, 2006 and 2005 were $0.6 million and $0.7 million, respectively. There was no annual vesting during the three month periods ended September 30, 2006 and 2005.

Restricted Stock Awards

In 2006 and 2005, the Company awarded 47,000 and 48,500 shares of restricted or nonvested stock, respectively. The awards vest and become unrestricted or issuable ratably over five years from the date of grant. The market value of the Company’s common stock on the date of grant determines the value of all nonvested stock. Compensation expense is recognized using the straight-line method over the period of service.

A summary of the status of the Company’s nonvested stock as of September 30, 2006, and changes during the nine month period then ended is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(thousands)
Nonvested at January 1, 2006	91	$16
Awarded	47	5
Vested	(20)	16
Forfeited	(14)	13

Nonvested at September 30, 2006	104	12

As of September 30, 2006, there was $1.2 million of total unearned compensation cost related to nonvested stock. That cost is expected to be recognized over 3.6 years. The total grant-date fair value of shares for which annual vesting occurred during the nine months ended September 30, 2006 and 2005 was $0.3 million and $0.2 million, respectively.

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

On June 28, 2006, in connection with the closing of the new credit agreement described in Note 8, “Debt,” the Company repurchased all uncollected accounts receivables that it had previously sold to a financial institution under its Receivable Purchase Agreement and then terminated the agreement. There were no penalties associated with early termination of this agreement that had previously provided for the sale of up to $35.0 million of qualifying accounts receivable. At December 31, 2005, $28.8 million of sold accounts receivable were excluded from accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The costs under this program varied based on changes in interest rates (LIBOR) and are presented in selling, general and administrative expenses totaling $0.3 million for the three months ended September 30, 2005, and $0.6 million and $0.9 million for the nine months ended September 30, 2006 and 2005, respectively.

5.	Inventories

	September 30, 2006	December 31, 2005
	(thousands)
Lumber	$21,900	$25,747
Pulp	28,556	30,711
Saw logs	28,864	34,924
Pulp logs, chips and sawdust	8,860	10,635
Chemicals and supplies	27,406	25,874
LIFO reserve	(1,839)	(1,655)

	$113,747	$126,236

Interim LIFO calculations require the estimation of the Company’s year-end inventory quantities and costs. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year. The portion of inventories determined using the last-in, first-out (LIFO) method are reflected in the above table at an aggregate of $19.0 million and $19.4 million using the average cost method at September 30, 2006 and December 31, 2005, respectively.

6.	Derivative Financial Instruments

The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Gains and losses resulting from changes in fair value are accounted for depending on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. The Company does not use derivatives for either speculative or trading purposes.

Cash Flow Hedges

The Company’s policy is to periodically use hedging instruments to mitigate the financial risk and exposure of economic fluctuations in foreign exchange rates.

The Company has identified and quantified currency risks associated with Canadian operations where sourcing and manufacturing costs are primarily denominated in Canadian dollars and the related revenues are primarily denominated in U.S. dollars. During the third quarter of 2006, to mitigate the risk to its operating margin, the Company entered into forward contracts and designated these as cash flow hedges under SFAS 133. Consistent with SFAS 133, the cash flow hedges are carried on the Company’s balance sheet at fair value with the effective portion of the gains or losses of the derivatives included in accumulated other comprehensive income (loss). The Company’s foreign exchange contracts receivable are included in accounts receivable and forward foreign exchange contracts payable are included in accounts payable in the consolidated balance sheet at September 30, 2006. All other components of the derivatives, such as time value, are excluded from the assessment of effectiveness and included in cost of sales. For the nine months ended September 30, 2006, the excluded components were immaterial to earnings. The Company had not entered into similar contracts during the nine months ended September 30, 2005. When the forecasted transaction occurs, the related gain or loss on the cash flow hedge is reclassified to cost of sales. The foreign currency forward exchange rate contracts generally expire within four to five months but no longer than 12 months. At September 30, 2006, the Company expects to reclassify the entire amount of $0.2 million accumulated in other comprehensive income to earnings during the next 12 months due to the recognition of the hedged forecasted transactions.

Pursuant to SFAS 133, the Company evaluates hedge effectiveness prospectively and retrospectively, excluding time value, by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. In the event there is recognized ineffectiveness; or the underlying forecasted transaction does not occur within the designated hedge period or it becomes remote that the forecasted transaction will occur, the related gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to net interest expense on the consolidated statement of operations at that time. For the three and nine months ended September 30, 2006 there were no such gains or losses recognized in net interest expense relating to hedges of forecasted transactions that did not occur.

Balance Sheet Hedges

The Company also enters into forward rate contracts to hedge non-functional currency assets and liabilities, primarily certain of the Company’s U.S. dollar-denominated receivables and outstanding debt obligations of its Canadian subsidiaries, to reduce the risk that earnings will be adversely affected by changes in foreign currency exchange rates. Under SFAS 133, these forward contracts are not designated for hedge accounting. Accordingly, the change in fair value of these derivatives is recorded into earnings as a component of cost of sales, offsetting the change in fair value of the foreign currency denominated assets and liabilities. At September 30, 2006, the outstanding balance sheet hedging derivatives had maturities of 12 months or less.

7.	Income Taxes

The Company’s effective tax rate for the year 2006 is currently projected to be approximately zero percent, excluding any tax effects from anticipated lumber import duty refunds for the fourth quarter of 2006 and excluding the discrete items discussed below. As discussed in the Company’s 2005 Annual Report on Form 10-K, as of December 31, 2005 it was determined that the Company’s tax planning strategies could no longer support a position that it was more likely than not the Company’s U.S. federal and state net operating loss carryforwards and other deferred tax assets would all be utilized before expiration; accordingly, the Company recorded a valuation allowance at December 31, 2005 against those deferred tax assets. Consistent with that determination, the Company recorded a full valuation allowance against the net operating loss carryforwards generated by the Company’s 2006 year-to-date pre-tax loss, thereby fully offsetting any tax benefit from that loss and resulting in the zero percent effective tax rate before discrete items. If the Company recognizes the lumber import duty refund as anticipated in the fourth quarter, the resulting tax effect will be partially offset by the release of all of the valuation allowance recorded during 2006 and a portion of the valuation allowance recorded as of December 31, 2005, but it is expected to result in tax expense for the fourth quarter and for the year. See Note 12, “Legal Matters and Contingencies – Import Duties,” for further details regarding the duty refunds.

Discrete items that affected the tax provision in the first nine months of 2006 included the following. The Company reversed liabilities recorded in prior years which resulted in recognition of $1.6 million of income tax benefit. State deferred tax liabilities on undistributed earnings of Canadian subsidiaries were reduced by $0.7 million resulting in a corresponding income tax benefit, offset by a $0.2 million increase in the valuation allowance.

On June 28, 2006, in conjunction with the repayment and termination of the Company’s Halsey pulp mill lease financings, the Company sold its Halsey manufacturing assets to its wholly-owned Canadian subsidiary, Pope & Talbot Ltd. (Limited), in a transaction that generated approximately $13.3 million of taxable gain for U.S. federal and state income tax purposes. This taxable gain will be offset by U.S. net operating loss carryforwards that otherwise would have expired from 2012 to 2021, resulting in a $4.9 million decrease in the Company’s balance of U.S. deferred tax assets. Because these U.S. deferred tax assets were subject to a valuation allowance at the time of the sale, the intercompany nature of the sale did not require the Company to record a deferred charge for the $4.9 million as was the case for the Company’s similar sale of its Spearfish manufacturing assets to Limited in December 2005. In lieu of recording the deferred charge, $4.9 million of valuation allowance was released. The sale also resulted in a $13.3 million increase in the tax basis of the transferred assets for Limited. To the extent that the Company benefits from the depreciation deductions related to the increased basis in Canada, the Company’s tax provision will benefit by an aggregate amount approximately equal to the $4.9 million release of valuation allowance.

8.	Debt

The Company’s outstanding debt balances at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
	(thousands)
Senior secured term loan credit facility, expiring in 2012, variable interest rate 13.07%	$250,000	$—
Senior secured revolving credit facility, expiring in 2012, variable interest rate 7.83%	4,982	—
Bank revolving credit and term loan facilities, expiring in 2007, variable interest rate 5.19%	—	134,967
Lease financing obligations, weighted average interest rate 7.13%	—	63,378
Long-term obligation, due 2006-2013, effective rate 7.54%	6,579	6,581
8 3/8 % senior notes due 2013, less unamortized discount of $7,380 and $7,926, respectively, effective rate 11.03%	52,620	52,074
8 3/8% debentures, due 2013, effective rate 8.54%	75,000	75,000

	389,181	332,000
Less current portion	423	63,800

Long-term debt	$388,758	$268,200

On June 28, 2006, the Company borrowed $250.0 million under a new $325.0 million senior secured credit agreement. This agreement is comprised of (1) a $75.0 million revolving facility, including provisions for (i) cash credit extensions of up to $40.0 million, and (ii) letters of credit in an aggregate notional amount of up to $35.0 million; and (2) two term loans for (i) $130.5 million due June 28, 2012, and (ii) $119.5 million due September 28, 2012. At September 30, 2006, the borrowing base under the revolving facility was $68.2 million and the Company was utilizing $5.0 million for cash borrowings and $18.3 million for outstanding letters of credit, leaving $44.9 million of total revolver availability of which $35.0 million was available for cash borrowings. The borrowing base under the revolving facility is limited to certain eligible trade accounts receivable and inventories, reduced by bank products reserves and the aggregate of certain outstanding accounts payable balances. The new credit facilities are secured by substantially all of the assets of the Company and its subsidiaries.

The term loans bear interest at either LIBOR plus a spread of 3.75% to 7.75% or prime plus a spread of 2.75% to 6.75%, with the amount of the spread at any time based on the Company’s trailing four quarters’ EBITDA, as defined in the Credit Agreement, its ratio of outstanding obligations under the new facilities and obligations under capital leases to trailing four quarters’ EBITDA (the “Leverage Ratio”), and whether trailing four quarters’ EBITDA is greater or less than 80% of projections for the period. Term loan borrowings at September 30, 2006 were at a rate of 13.07%. For all purposes under the new facilities, EBITDA does not include any lumber import duty refunds the Company and its subsidiaries may receive, for example, from the potential refund of lumber duties pursuant to the new Canada – U.S. Softwood Lumber Agreement. Borrowings under the revolving credit facility bear interest at either LIBOR plus a spread of 2.25% to 3.0% or prime plus a spread of 1.25% to 2.0%, with the amount of the spread each month based on the average utilization of the revolving credit facility for the prior month. Cash borrowings under the revolving credit facility at September 30, 2006 were at a rate of 7.83%.

The Company is required to pay a commitment fee and a letter of credit fee to the lenders. The monthly commitment fee is assessed at a rate of 0.50% per annum on unused revolving credit commitments. The letter of credit fee is equal to the applicable margin for Eurodollar rate revolving loans and is computed on the face amount of any letter of credit issued and outstanding. The Company paid up-front fees and incurred other issuance costs totaling $18.5 million, which will be amortized over the six year life of the credit agreement and are included in “Other assets” in the Condensed Consolidated Balance Sheets.

At September 30, 2006, the Company was in compliance with the covenants of the credit agreement. Those covenants include a requirement to generate positive EBITDA, as defined in the Credit Agreement, for the four-quarter period ended September 30, 2006, EBITDA of at least $25 million for the year ended December 31, 2006 and for the four-quarter period ended March 31, 2007, EBITDA of at least $35 million for the four-quarter periods ended June 30, 2007 and September 30, 2007, EBITDA of at least $45 million for the year ended December 31, 2007, and increasing levels of required EBITDA for subsequent periods up to $70 million for the year ended December 31, 2009 and thereafter. Another covenant requires that the opinion that the Company receives from its independent registered public accounting firm on its consolidated financial statements for 2006 and subsequent years be unqualified and not express doubt about the Company’s ability to continue as a going concern. Beginning effective December 31, 2009, another covenant will require the Leverage Ratio to be no more than 2.75-to-1 as of the end of each quarter. The covenants also generally limit capital expenditures by the Company and its subsidiaries to $30 million per year, but with the unspent portion of the $30 million limit in any year (up to a maximum of $15 million) being available for expenditure in the next year. The new credit facilities also include a covenant restricting the Company’s ability to pay dividends on its common stock unless and until EBITDA exceeds $55 million for any year and the Leverage Ratio at the end of that year is no more than 2.75-to-1.

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

The Company used substantially all of the proceeds from the new term loans to terminate and repay outstanding borrowings under its prior Canadian and U.S. revolving credit facilities, its Halsey pulp mill lease financings, and its receivables sales arrangement. The Company incurred one-time expenses for the early extinguishment of debt of $4.9 million. Such one-time expenses included a premium paid to early terminate the Halsey pulp mill lease financings of approximately $3.6 million, unamortized debt issuance and other prepaid costs written off of approximately $0.7 million and certain other expenses, including a loss on the forward purchase of Canadian currency associated with repayment of the prior Canadian credit facilities. These costs have been classified in the Condensed Consolidated Statement of Operations as “Other expense – loss on extinguishment of debt” for the nine month period ended September 30, 2006.

9.	Pension and Other Postretirement Plans

The Company’s postretirement plans consist principally of noncontributory defined-benefit pension plans and postretirement medical and life insurance plans. The Company also provides defined contribution plans in the U.S. and Canada. The pension plans include plans administered by the Company and contributions to multi-employer plans. The components of net periodic benefit cost related to Company administered plans for the three and nine-month periods ended September 30 were as follows:

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(thousands)
Components of net periodic benefit cost:
Service cost	$999	$862	$3,112	$2,559
Interest cost	1,875	1,740	5,524	5,169
Expected return on plan assets	(2,068)	(1,853)	(6,174)	(5,514)
Amortzation of prior service cost	63	58	186	173
Amortzation of transition amounts	—	(2)	(1)	(7)
Amortization of net actuarial loss	507	294	1,415	873

Net periodic benefit cost	$1,376	$1,099	$4,062	$3,253

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(thousands)
Components of net periodic benefit cost:
Service cost	$410	$380	$1,223	$1,054
Interest cost	772	787	2,302	2,196
Amortization of prior service cost	(16)	(15)	(49)	(45)
Amortization of net actuarial loss	387	320	1,155	872

Net periodic benefit cost	$1,553	$1,472	$4,631	$4,077

10.	Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(thousands)
Net loss	$(10,161)	$(8,822)	$(37,572)	$(16,455)
Other comprehensive income (loss):
Foreign currency translation	(423)	7,605	8,700	3,523
Unrealized gains on financial derivative contracts, net	238	—	238	—

Total comprehensive loss	$(10,346)	$(1,217)	$(28,634)	$(12,932)

11.	Segment Information

The Company classifies its business into two operating segments: pulp and wood products. A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(thousands)
Revenues:
Pulp	$125,698	$104,833	$352,357	$320,936
Wood Products
Lumber	78,982	95,946	266,829	265,803
Chips, logs and other	9,903	11,957	31,969	35,300

	88,885	107,903	298,798	301,103

	$214,583	$212,736	$651,155	$622,039

Income (loss) before income taxes:
Pulp	$13,105	$(3,915)	$14,306	$(6,183)
Wood Products	(7,620)	(1,561)	(9,264)	8,119
General Corporate	(4,459)	(6,073)	(14,585)	(14,750)

Total operating income (loss)	1,026	(11,549)	(9,543)	(12,814)
Interest expense, net	(12,013)	(5,458)	(25,171)	(15,820)
Loss on extinguishment of debt	—	—	(4,910)	—

	$(10,987)	$(17,007)	$(39,624)	$(28,634)

12.	Legal Matters and Contingencies

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

As a result of ITC and DOC rulings in response to the petitions, on May 22, 2002 the Company began expensing and making cash deposits of import duties on its lumber products imported into the U.S. As described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, these duties were the subject of a number of legal challenges and the cash deposit duty rates were adjusted several times since 2002. In the third quarter and year-to-date of 2006, the Company incurred duties of $4.4 million and $15.1 million, respectively, at a combined 10.81 percent rate as compared to duties of $10.4 million and $29.0 million incurred in the third quarter and year-to-date of 2005, respectively, at a combined 20.15 percent rate. The Company has made total cash deposits of $138.2 million with respect to lumber imported into the U.S. from May 22, 2002 through October 11, 2006.

On September 12, 2006, the governments of Canada and the U.S. signed the final legal text of a new Canada – US Softwood Lumber Agreement (the 2006 SLA) settling the softwood lumber dispute consistent with a framework previously announced in April 2006. On October 12, 2006, the 2006 SLA became effective and the U.S. stopped collecting cash deposits of lumber import duties. Under the terms of the 2006 SLA, Canadian lumber producers are entitled to refunds of approximately 80 percent of the cash deposits of import duties paid by them from May 22, 2002 through October 11, 2006, plus interest. The Company estimates that it is entitled to duty refunds of approximately $109 million, with accrued interest, which the Company estimates will be around $18 million, totaling approximately $127 million. The Company expects to record this amount in pre-tax income upon final approval of the Canadian legislation referred to below. Under the terms of its new credit facilities, upon the receipt of any refunds of lumber import duties, the Company is required to make mandatory prepayments, without prepayment premium, of 75 percent of the total refund received after deduction of Canadian income taxes thereon calculated at statutory rates. The Company estimates its mandatory prepayment requirement upon receipt of the total refund to be approximately $63 million. See Note 8, “Debt” for further details. The Company has assigned its rights to duty refunds to the Canadian government pursuant to a program designed to accelerate receipt of the funds, and expects to receive 90 percent of its refunds, approximately $114 million, from the Canadian government in December 2006, with the balance to be received in the first quarter of 2007.

Upon the effectiveness of the 2006 SLA on October 12, 2006, Canada was required to, and did, implement a new system of export charges on softwood lumber exported to the U.S. Legislation authorizing these export charges has been introduced in the Canadian Parliament, and the Company has been advised that passage is expected in December 2006. When passed, the legislation will be retroactively effective to October 12, 2006, and as a result, Canada administratively implemented the new system of export charges on that date. The export charge structure applicable to the British Columbia Interior Region, where the Company’s Canadian operations are located, requires export charges to be paid in any month only when the Prevailing Monthly Price, as established by an average of the Random Lengths Framing Lumber Composite Index for the four-week period ending approximately 21 days before the beginning of the month, is less than or equal to $355 as measured in U.S. dollars per thousand board feet. The export charge for any month will be 5 percent if the Prevailing Monthly Price is at or below $355, 10 percent if the Prevailing Monthly Price is at or below $335, and 15 percent if the Prevailing Monthly Price is at or below $315. Additionally, if shipments from a region in any month exceed a specified Trigger Volume, generally representing 110 percent of the region’s share of a 34 percent total Canadian market share of expected U.S. softwood lumber consumption for the month, then a surge charge of 50 percent of the export charge for that month will be retroactively levied against all shipments from the region. The Prevailing Monthly Prices determined for October 2006 and November 2006 are below $315, causing the new export charge rate to be 15 percent for the Company’s softwood lumber exports to the U.S. in those months. Additionally, if total shipments from the British Columbia Interior Region to the U.S. for either of these months exceed the applicable Trigger Volume targets, the export rate will be subject to an additional surge tax of 7.5 percent.

The term of the 2006 SLA is for seven years from the effective date, with an option to renew for two additional years. There is a provision for early termination after two years from the effective date, upon six months written notice to the other government.

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provides for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan include the elimination of minimum cut control regulations, the elimination of certain timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown legislated that licensees, including the Company, were required to return to the Crown 20 percent of their annual allowable cut (AAC) in excess of 200,000 cubic meters. The Plan stated that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Company’s AAC was reduced by 177,000 cubic meters at the beginning of 2006 with a further reduction of 22,000 cubic meters expected at the beginning of 2007. The Company expects the reductions in its AAC will be made up through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. The timber tenure acquired in 2005 with the Fort St. James sawmill had already been reduced under the Plan and is not subject to further reduction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, based on the remaining term of the license. In December 2005, compensation discussions for the loss of harvesting rights were completed and the Company received $4.0 million for the loss of these rights and recorded a $3.5 million gain on this transaction. An advance of $0.6 million was also received to compensate for the loss of improvements such as roads and bridges. Negotiations are ongoing with respect to these items and are expected to be resolved in the first quarter of 2007.

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

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens, Oregon, required further investigation. The Company is currently participating in the investigation phase of this site and completed additional bioassay and sediment testing and site analysis in 2004 and 2005. The remediation liability balance was $2.8 million at September 30, 2006 and December 31, 2005, representing the low end of the range of estimated future remediation and monitoring costs at this site. The liability is for the estimated costs of soil, sediment and groundwater remediation and post-remediation monitoring costs, and is based on the Company’s preliminary assessment of the nature and extent of site contamination and remediation methodology. In the third quarter of 2006, the Company’s ecological and human health risk assessments were approved by ODEQ. The Company expects to begin a feasibility study in late 2006 or early 2007 to define site remedial action goals. If ODEQ requires more extensive remediation or monitoring than indicated by the Company’s preliminary assessment, it is reasonably possible that up to $3.0 million of additional remediation and monitoring costs could be incurred based on currently available information and analysis. The Company currently expects the majority of the remediation costs to be incurred in 2007 thru 2009, with post-remediation monitoring costs to begin in 2010 and to continue for 20 years.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site sediments and surrounding area at Port Gamble, Washington. WDOE requested that the Company perform an investigation of sediments in the bay adjacent to the mill site to determine the extent of wood waste accumulation. Remediation dredging was completed in 2003 as part of the sediment clean up action plan submitted to WDOE. The Company received approval of its remediation plan from WDOE in April 2004 and submitted a sediment baseline study in October 2004. The sediment baseline study indicated that the site was approximately 80 percent recovered to-date. In November 2004, the Company received a letter from WDOE requesting additional study and analysis of the mill site sediments. The Company submitted a rebuttal to WDOE’s request for further study and is currently in discussions with WDOE to identify further remediation steps for the site. The liability balance for this site was $0.3 million at September 30, 2006 and $0.4 million at December 31, 2005, primarily for future monitoring costs related to the approved clean-up action plan. Remediation costs charged against the liability in the first nine months of 2006 totaled $0.1 million. The Company expects to incur monitoring costs through 2014.

The Company formerly leased a 72-acre site adjacent to the Port Gamble sawmill site as a log raft holding area from the Washington Department of Natural Resources (WDNR). In 2003, the WDOE issued a “no further action” letter for the site declaring that there were negligible environmental effects from wood debris sediments at the log raft holding area. In 2004, WDNR advised the Company that it was proposing additional site investigations as a condition precedent to final termination of the lease. The Company continues to discuss resolution of this issue with WDNR and WDOE, but does not anticipate any resolution until the mill site sediment issues discussed above are resolved.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to remediate the basin. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The

Company has worked with British Columbia’s Ministry of Environment to develop an appropriate remediation strategy. The Company performed site testing and a series of partial basin dredges in 2003 and extensive dredging in 2004 and in 2005. The liability balance was $0.7 million at September 30, 2006 and December 31, 2005, representing the estimated cost of removing the remaining sources of water contamination. Based on current test results, the Company does not plan to dredge in 2006 and believes that future dredges may be required to complete the remediation.

Labor Relations

On October 12, 2006, the Canadian Merchant Service Guild (CMSG) representing 28 Arrow Lakes employees in British Columbia, voted to approve a new contract. This contract expires on September 30, 2011.

13.	Boundary Sawmill Rationalization

On October 28, 2005, the Company announced a plan to close its sawmill in Midway, British Columbia (Midway) and consolidate its operations in the Boundary timber supply area at its Grand Forks sawmill (Grand Forks) at the end of the first quarter of 2006. The plan of consolidation anticipated some job reductions and the transfer of certain qualified employees and equipment to Grand Forks. Subsequent strengthening in softwood lumber prices, reductions by the DOC in combined duty rates and assertions by a bargaining unit at Midway, all combined to cause the Company to change its plan and announce in January 2006 its decision to operate Midway on a limited basis effective beginning the second quarter of 2006. As a result of its revised plans for Midway, the Company estimates its total costs for employee severance benefits and accelerated depreciation costs to be $1.8 million, of which $0.3 million and $0.3 million of employee severance costs and accelerated depreciation, respectively, were recorded in Wood Products cost of sales during the fourth quarter of 2005. The Company expects the severance benefits to be paid over the next six years.

During the nine months ended September 30, 2006, the Company recorded employee severance costs of $0.9 million and accelerated depreciation of $0.1 million. These amounts were included in Wood Products cost of sales during 2006. Employee severance costs and accelerated depreciation for Midway were immaterial for the three months ended September 30, 2006.

14.	Related Party Transactions

The Company has a 20 percent partnership interest in Lignum Forest Products LLP (Lignum), a lumber broker. The Company has a lumber brokerage agreement with Lignum whereby the Company delivers annually no less than 80 million board feet of lumber to Lignum-operated reloads in the southwest United States. This contract has an indefinite term but can be cancelled by either party for various reasons. For the three and nine-months ended September 30, 2006, the Company recorded $6.3 million and $21.6 million of sales to Lignum, respectively. Accounts receivable at September 30, 2006 and December 31, 2005 included $1.1 million and $1.4 million, respectively, due from Lignum.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company’s operating income and EBITDA improved in the third quarter of 2006 compared to both the third quarter of 2005 and the second quarter of 2006. However, net income declined compared to the third quarter of 2005 as a result of increased interest expense and reduced income tax benefit. Market prices for pulp improved in the third quarter of 2006 as compared to the second quarter of 2006 and the same quarter of 2005, but lumber prices weakened in the third quarter of 2006 compared to the corresponding periods. The Company continued to be burdened by a weaker U.S. dollar which increased reported pulp and wood products manufacturing costs that are incurred primarily in Canadian dollars. Import duties on Canadian softwood lumber continued to adversely affect results, but at lower rates than experienced in 2005.

The Company lost $10.2 million in the third quarter of 2006 on revenues of $214.6 million, compared with a net loss of $8.8 million in the third quarter of 2005 on revenues of $212.7 million and a loss of $14.5 million in the second quarter of 2006 on revenues of $213.6 million. The Company lost $37.6 million for the nine months ended September 30, 2006 compared with a net loss of $16.5 million for the same period one year ago. Net loss per share was $0.62 and $2.31 for the three and nine months ending September 30, 2006, respectively, compared with a net loss per share of $0.89 for the second quarter of 2006, $0.54 for the third quarter of 2005, and $1.02 for the nine months ended September 30, 2005. The results include the operations of the Fort St. James sawmill from the acquisition date of April 25, 2005.

On June 28, 2006, the Company entered into a new $325 million credit agreement and borrowed $250 million under the new facilities to terminate and repay all outstanding borrowings under its prior Canadian and U.S. revolving credit facilities, its Halsey pulp mill lease financings, and its receivable sales arrangement. The Company recorded a $4.9 million loss on extinguishment of debt in the second quarter of 2006 as a result of this transaction.

The following issues have significantly affected the Company’s recent operating results, and are expected to continue to affect the Company.

Financial Leverage and Covenant Compliance

The Company’s total debt to total capitalization ratio was 82 percent at September 30, 2006 compared with 75 percent at December 31, 2005. Total debt increased from $332.0 million at December 31, 2005 to $389.2 million at September 30, 2006. As of September 30, 2006, the weighted average interest rate on the Company’s outstanding debt equaled 11.7%, as compared to 7.3% at December 31, 2005. Interest rates under the Company’s new credit agreement entered into in June 2006 are significantly higher than the Company’s previous facilities and so interest expense will continue to show increases in future periods as compared to prior-year periods. In addition, the credit agreement contains covenants including one based on EBITDA, as defined, which will require the Company to generate EBITDA of at least $25 million for the year ended December 31, 2006 and for the four-quarter period ended March 31, 2007, EBITDA of at least $35 million for the four-quarter periods ended June 30, 2007 and September 30, 2007, $45 million for the year ended December 31, 2007 and increasing levels in subsequent periods up to $70 million for 2009. EBITDA, as defined, was $25.3 million for the nine months ended September 30, 2006, so to meet this covenant in 2007 and thereafter, the Company will be required to substantially improve its EBITDA from recent levels. Another covenant requires that the opinion that the Company receives from its independent registered public accounting firm on its consolidated financial statements for 2006 and subsequent years be unqualified and not express doubt about the Company’s ability to continue as a going concern. The audit opinion on the Company’s 2005 financial statements included a “going concern” paragraph, and there can be no assurance that the opinion on the Company’s 2006 consolidated financial statements will not include a similar paragraph which would result in a default under the new credit agreement. The Company’s ability to reasonably demonstrate that it will have sufficient EBITDA to meet the covenant through 2007 and adequate liquidity to support short-term operating and capital requirements will be important factors in resolving the “going concern” question for its 2006 consolidated financial statements.

Product Pricing

Average sales prices for pulp and lumber in the first nine months of 2006 were nine percent higher and five percent lower compared with the same period in 2005, respectively. Average pulp price realizations in the third quarter of 2006 were 23 percent higher than in the third quarter of 2005 and nine percent higher than the second quarter of 2006. Average lumber price realizations in the third quarter of 2006 were six percent lower than the third quarter of 2005 and the second quarter of 2006. With the inclusion of the Fort St. James sawmill, lumber sales volume increased six percent for the first nine months of 2006 compared with the same period of 2005.

Exchange Rate Fluctuations

A weakening U.S. dollar relative to the Canadian dollar increases the Company’s reported pulp and wood products manufacturing costs, which are incurred primarily in Canadian dollars. The Canadian to U.S. dollar average exchange rate of .89 in the third quarter of 2006 was seven percent higher than the third quarter 2005 rate of .83 and unchanged from the second quarter of 2006. The Company estimates that the change in the Canadian to U.S. dollar exchange rate between 2005 and 2006 increased third quarter and year-to-date 2006 reported cost of sales by approximately $10.1 million and $34.1 million, respectively.

Fees on Lumber Imports into the United States

Lumber import duties totaled $4.4 million and $15.1 million in the third quarter and year-to-date 2006, respectively, compared with $10.4 million and $29.0 million in the same periods of 2005. The decrease in duties paid primarily reflected the decrease in duty rates effective for all nine months of 2006 and lower lumber sales prices for 2006, partially offset by a year-to-date increase in lumber sales volumes. Lumber import duties were $4.9 million in the second quarter of 2006. The decrease in duties paid in the third quarter of 2006 compared with the second quarter of 2006 primarily reflected lower lumber sales prices and lumber volume sold.

On September 12, 2006, the governments of Canada and the U.S. signed the final legal text of the 2006 SLA, settling the softwood lumber dispute consistent with a framework previously announced in April 2006. On October 12, 2006, the 2006 SLA became effective and the U.S. stopped collecting cash deposits of lumber import duties. Under the terms of the 2006 SLA, Canadian lumber producers are entitled to refunds of approximately 80 percent of the cash deposits of import duties paid by them from May 22, 2002 through October 11, 2006, plus interest. The Company estimates that it is entitled to duty refunds of approximately $109 million, with accrued interest, which the Company estimates will be around $18 million, totaling approximately $127 million. The Company expects to record this amount in pre-tax income upon final approval of the Canadian legislation referred to below. Under the terms of its new credit facilities, upon the receipt of any refunds of lumber import duties, the Company is required to make mandatory prepayments, without prepayment premium, of 75 percent of the total refund received after deduction of Canadian income taxes thereon calculated at statutory rates. The Company estimates its mandatory prepayment requirement upon receipt of the total refund to be approximately $63 million. The Company anticipates that it will use a portion of the duty refunds received in excess of the mandatory prepayments to further reduce its outstanding borrowings. Such payments would be subject to prepayment premiums. See Note 8, “Debt” for further details. The Company has assigned its rights to duty refunds to the Canadian government pursuant to a program designed to accelerate receipt of the funds, and expects to receive 90 percent of its refunds, approximately $114 million, from the Canadian government in December 2006, with the balance to be received in the first quarter of 2007.

Upon the effectiveness of the 2006 SLA on October 12, 2006, Canada was required to, and did, implement a new system of export charges on softwood lumber exported to the U.S. Legislation authorizing these export charges has been introduced in the Canadian Parliament, and the Company has been advised that passage is expected in December 2006. When passed, the legislation will be retroactively effective to

October 12, 2006, and as a result, Canada administratively implemented the new system of export charges on that date. The export charge structure applicable to the British Columbia Interior Region, where the Company’s Canadian operations are located, requires export charges to be paid in any month only when the Prevailing Monthly Price, as established by an average of the Random Lengths Framing Lumber Composite Index for the four-week period ending approximately 21 days before the beginning of the month, is less than or equal to $355 as measured in U.S. dollars per thousand board feet. The export charge for any month will be 5 percent if the Prevailing Monthly Price is at or below $355, 10 percent if the Prevailing Monthly Price is at or below $335, and 15 percent if the Prevailing Monthly Price is at or below $315. Additionally, if shipments from a region in any month exceed a specified Trigger Volume, generally representing 110 percent of the region’s share of a 34 percent total Canadian market share of expected U.S. softwood lumber consumption for the month, then a surge charge of 50 percent of the export charge for that month will be retroactively levied against all shipments from the region. The Prevailing Monthly Prices determined for October 2006 and November 2006 are below $315, causing the new export charge rate to be 15 percent for the Company’s softwood lumber exports to the U.S. in those months. Additionally, if total shipments from the British Columbia Interior Region to the U.S. for either of these months exceed the applicable Trigger Volume targets, the export rate will be subject to an additional surge tax of 7.5 percent.

Selected Segment Data

	Third Quarter		Second Quarter	Nine months ended September 30,
	2006	2005	2006	2006	2005
	(thousands)
Revenues
Pulp	$125,698	$104,833	$115,819	$352,357	$320,936
Wood Products
Lumber	78,982	95,946	88,613	266,829	265,803
Chips, logs and other	9,903	11,957	9,129	31,969	35,300

Total Wood Products	88,885	107,903	97,742	298,798	301,103

	$214,583	$212,736	$213,561	$651,155	$622,039

Operating income (loss)
Pulp	$13,105	$(3,915)	$3,967	$14,306	$(6,183)
Wood Products	(7,620)	(1,561)	(2,456)	(9,264)	8,119
General Corporate	(4,459)	(6,073)	(4,890)	(14,585)	(14,750)

Operating income (loss)	$1,026	$(11,549)	$(3,379)	$(9,543)	$(12,814)

Depreciation and amortization
Pulp	$7,121	$6,573	$6,942	$21,230	$19,504
Wood Products	3,311	2,820	3,297	9,593	7,152
General Corporate	213	350	221	654	1,066

	$10,645	$9,743	$10,460	$31,477	$27,722

EBITDA(A)
Pulp	$20,226	$2,658	$10,909	$35,536	$13,321
Wood Products	(4,309)	1,259	841	329	15,271
General Corporate	(4,246)	(5,723)	(4,669)	(13,931)	(13,684)

	$11,671	$(1,806)	$7,081	$21,934	$14,908

Lumber import duties	$4,400	$10,400	$4,900	$15,100	$29,000

Pulp (metric tons)
Sales volume	199,400	204,800	200,000	606,500	601,200
Average price realization	$630	$512	$579	$581	$534
Lumber (thousand board feet)
Sales volume	214,400	246,000	225,800	684,200	647,300
Average price realization	$368	$390	$392	$390	$411

(A)	EBITDA equals net income (loss) before net interest expense, loss on extinguishment of debt, income tax provision (benefit) and depreciation and amortization. Segment EBITDA equals segment operating income (loss) before segment depreciation and amortization. EBITDA is a measure used by the Company’s chief operating decision makers to evaluate operating performance on both a consolidated and segment-by-segment basis. The Company believes EBITDA is useful to investors because it provides a means to evaluate the operating performance of the Company and its segments on an ongoing basis using criteria that are used by the Company’s internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. The Company believes EBITDA is a meaningful measure because it presents a transparent view of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, the Company believes that excluding items such as taxes and net interest expense enhances management’s ability to assess and view the core operating trends in its segments. EBITDA is not a measure of the Company’s liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of the Company’s liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of net interest expense, loss on extinguishment of debt and associated significant cash requirements, given the level of the Company’s indebtedness; and the exclusion of depreciation and amortization which represent significant and unavoidable operating costs, given the capital expenditures needed to maintain the Company’s businesses. Management compensates for these limitations by relying on GAAP results. The Company’s measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Third Quarter		Second Quarter	Nine months ended September 30,
	2006	2005	2006	2006	2005
	(thousands)
Net income (loss)	$(10,161)	$(8,822)	$(14,508)	$(37,572)	$(16,455)
Interest expense, net	12,013	5,458	6,918	25,171	15,820
Loss on extinguishment of debt	—	—	4,910	4,910	—
Income tax provision (benefit)	(826)	(8,185)	(699)	(2,052)	(12,179)
Depreciation and amortization	10,645	9,743	10,460	31,477	27,722

EBITDA	$11,671	$(1,806)	$7,081	$21,934	$14,908

The following table reconciles operating income (loss) to EBITDA for each of the Company’s Pulp and Wood Products operating segments:

	Third Quarter		Second Quarter	Nine months ended September 30,
	2006	2005	2006	2006	2005
	(thousands)
Pulp
Operating income (loss)	$13,105	$(3,915)	$3,967	$14,306	$(6,183)
Depreciation and amortization	7,121	6,573	6,942	21,230	19,504

EBITDA	$20,226	$2,658	$10,909	$35,536	$13,321

Wood Products
Operating income (loss)	$(7,620)	$(1,561)	$(2,456)	$(9,264)	$8,119
Depreciation and amortization	3,311	2,820	3,297	9,593	7,152

EBITDA	$(4,309)	$1,259	$841	$329	$15,271

The Company’s senior secured credit agreement subjects the Company to a financial covenant based on EBITDA. See “Liquidity and Capital Resources.” EBITDA is defined differently in the credit agreement and requires additional adjustments, among other items, to (i) eliminate any future refunds of lumber import duties, (ii) include income tax benefits recognized in any quarter, and (iii) exclude certain other non-cash income and expense items. EBITDA as defined in the credit agreement was $25.3 million for the nine months ended September 30, 2006. The following table reconciles net income (loss) to credit agreement EBITDA for the nine months ended September 30, 2006:

Nine months ended September 30, 2006
(thousands)
Net income (loss)	$(37,572)
Interest expense, net	25,171
Loss on extinguishment of debt	4,910
Income tax provision (benefit)	(2,052)
Add back: quarterly income tax benefits recognized	2,052
Depreciation and amortization	31,477
Other non-cash income and expenses:
Pension and postretirement acruals, net of payment	3,350
Unrealized foreign exchange loss (gain), net	(3,430)
Stock compensation and other	1,364

Credit agreement EBITDA	$25,270

Pulp

Revenues from the Company’s Pulp business totaled $125.7 million in the third quarter of 2006 compared with $104.8 million in the same quarter of 2005 and $115.8 million in the second quarter of 2006, an increase of 20 percent and nine percent over the previous quarters, respectively. The increase in revenue compared with the third quarter of 2005 resulted from higher sales prices partially offset by lower sales volumes. The increase in revenue compared with the second quarter of 2006 was the result of higher sales prices. Pulp operating income before corporate expenses, interest and income taxes was $13.1 million in the third quarter of 2006, compared with an operating loss of $3.9 million in the third quarter of 2005 and operating income of $4.0 million in the second quarter of 2006. EBITDA from the Company’s pulp operations totaled $20.2 million and $2.7 million in the third quarters of 2006 and 2005, respectively, and was $10.9 million in the second quarter of 2006.

Pulp generated operating income of $14.3 million on revenues of $352.4 million in the first nine months of 2006, compared with an operating loss of $6.2 million on revenues of $320.9 million for the same period of 2005. EBITDA from Pulp for the first nine months of 2006 was $35.5 million compared with $13.3 million for the first nine months of 2005.

According to RISI World Pulp Monthly, an industry trade publication, the average benchmark list price of NBSK pulp delivered into northern Europe was $710 per metric ton in the third quarter of 2006, compared with $587 per metric ton in the same quarter of 2005 and $665 per metric ton in the second quarter of 2006. The Company’s average pulp price for its mix of chip and sawdust pulp was $630 per metric ton in the third quarter of 2006, compared with $512 per metric ton in the third quarter of 2005, an increase of $118, or 23 percent, and $579 per metric ton in the second quarter of 2006, an increase of $51 per metric ton, or nine percent. Total metric tons sold in the third quarter of 2006 were three percent lower compared with the third quarter of 2005 and were comparable with the second quarter of 2006. Pulp sales volume in the first nine months of 2006 totaled 606,500 metric tons compared with 601,200 metric tons in the same period of 2005.

Pulp cost of sales was $109.2 million in the third quarter of 2006, compared with $106.1 million in the same quarter of 2005, an increase of three percent, and $108.9 million in the second quarter of 2006. Per metric ton, the average cost of pulp sold in the third quarter of 2006 increased six percent compared with the same period in 2005 and increased less than one percent compared with the second quarter of 2006. A significant factor affecting pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar strengthened significantly between the third quarter of 2005 and the third quarter of 2006, and the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $6.3 million increase in pulp cost of sales, or a six percent increase in the average cost per metric ton of pulp sold in the third quarter of 2006. Excluding the effect of the stronger Canadian dollar, the average cost per ton of pulp sold in the third quarter of 2006 was comparable with the third quarter of 2005; however in September 2006, the Mackenzie mill experienced operational difficulties in the restart of the pulp mill from its planned annual maintenance shutdown. These difficulties increased cost of sales in the third quarter of 2006 by approximately $1.8 million. There were no pulp inventory write-downs at September 30, 2006 and pulp inventory write-downs were $0.1 million at June 30, 2006 and $1.0 million at September 30, 2005. Inventory write-downs reflect the difference between production costs and anticipated sales prices of period-end inventories.

Year-to-date cost of pulp sales was $328.8 million compared with $319.1 million in the same period of 2005. Per metric ton, the average cost of pulp sold in the first nine months of 2006 was two percent higher compared to the same period in 2005. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $17.9 million increase in pulp cost of sales, or a five percent increase in the average cost per metric ton of pulp sold for the first nine months of 2006 as compared to the same period of 2005. Excluding the effect of the stronger Canadian dollar, the average cost per ton of pulp sold was three percent lower in the first nine months of 2006 compared with the first nine months of 2005 primarily as a result of lower fiber and maintenance costs.

The steady decline of lumber prices in 2006 has caused some sawmills located in both the U.S. and Canada to cease or reduce production which has constrained the availability of wood chip supply for the Company’s pulp mills which will negatively impact fiber costs in the fourth quarter of 2006.

Consistent with evolving industry practice, the Company is postponing the planned annual maintenance shutdown of its Halsey pulp mill from October 2006 to March 2007, and accordingly is deferring recognition of the expense associated with the shutdown to 2007, thereby lowering third quarter and year-to-date maintenance costs as compared with the same periods of 2005 by $0.6 million and $1.8 million, respectively. The Company believes the six month deferral of the annual maintenance shutdown of the Halsey pulp mill is reasonable based on the condition of that mill.

Pulp production totaled 198,500 metric tons in the third quarter of 2006, compared with 209,900 and 189,900 metric tons in the third quarter of 2005 and second quarter of 2006, respectively. Pulp production totaled 598,100 metric tons in the first nine months of 2006 compared with 602,500 metric tons in the corresponding 2005 period. The Halsey mill has excess drying capacity which can be utilized during certain market conditions for the production of wetlap pulp. Pulp production in the first nine months of 2006 and 2005 included 2,500 metric tons and 1,500 metric tons, respectively, of wetlap pulp processed at the Company’s Halsey mill from semi-finished (wetlap) pulp acquired from another pulp producer. There was no wetlap pulp production in the third quarters of 2006 and 2005 and 2,000 metric tons of wetlap pulp was produced in the second quarter of 2006. In both third quarters of 2006 and 2005, the Company’s Mackenzie pulp mill took 12 days of downtime for its planned annual maintenance outage, which reduced quarterly production by approximately 8,000 metric tons and 7,700 metric tons for the corresponding periods. The operational difficulties in restarting the Mackenzie pulp mill additionally reduced production in the third quarter of 2006 by approximately 4,400 tons. The Company’s Nanaimo pulp mill took its planned annual maintenance outage in the second quarter of 2006 and 2005 for 17 days and 12 days, respectively, reducing year to date production by approximately 20,000 metric tons and 16,000 metric tons for the corresponding periods.

Wood Products

Revenues from the Company’s Wood Products business totaled $88.9 million in the third quarter of 2006, compared with $107.9 million in the same quarter of 2005, an 18 percent decrease, and $97.7 million in the second quarter of 2006, a nine percent decrease. The decrease in revenues for the third quarter of 2006 compared to the same quarter a year ago was due to lower lumber prices, a decrease in lumber shipments and a decrease in sales of chips, logs and other. Compared to second quarter of 2006, the decrease in revenues was due to lower lumber sales volumes combined with lower sales prices, partially offset by an increase in sales of chips, logs and other. Wood Products generated an operating loss before corporate expenses, interest and income taxes of $7.6 million in the third quarter of 2006, compared with an operating loss of $1.6 million in the same quarter of 2005 and an operating loss of $2.5 million in the second quarter of 2006. EBITDA from Wood Products was negative $4.3 million in the third quarter of 2006, compared with $1.3 million in the third quarter of 2005 and $0.8 million in the second quarter of 2006. The third quarter 2006 results included $4.4 million of lumber import duties, compared with $10.4 million and $4.9 million of lumber import duties in the third quarter of 2005 and second quarter of 2006, respectively.

Revenues from the sale of chips, logs and other decreased $2.1 million in the third quarter of 2006 compared with the third quarter of 2005, primarily due to a decrease in the volume of chips sold and other residuals as a result of the Midway sawmill curtailment. Revenues from the sale of chips, logs and other increased $0.8 million in the third quarter of 2006, compared with the second quarter of 2006, primarily due to a seasonal increase in pellet sales volume.

Year-to-date revenues from the Company’s Wood Products business totaled $298.8 million compared with $301.1 million in the same period in 2005. Operating loss from Wood Products for the first nine months of 2006 was $9.3 million compared with operating income of $8.1 million for the same period in 2005. EBITDA from Wood Products for the first nine months of 2006 was $0.3 million compared with $15.3 million for the first nine months of 2005. Lumber import duties included in the first nine months of 2006 totaled $15.1 million compared with $29.0 million in the same period of 2005. Revenues from the sale of chips, logs and other decreased $3.3 million in the first nine months of 2006 compared with the same period in 2005, primarily due to a decrease in the volume of chips and sawdust sold and a decrease in the price of chips sold offset in part by an increase in log sales.

Mill lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $274 per thousand board feet for the third quarter of 2006, compared with $321 per thousand board feet for the third quarter of 2005 and $312 per thousand board feet for the second quarter of 2006. The Company’s lumber sales prices averaged $368 per thousand board feet in the current quarter, a decrease of $22 per thousand board feet, or six percent, compared with $390 in the third quarter of last year. Compared with an average lumber sales price of $392 per thousand board feet in the second quarter of 2006, the Company’s average lumber sales price decreased $24 per thousand board feet, or six percent, in the third quarter of 2006. Lumber sales volume decreased 13 percent to 214.4 million board feet in the third quarter of 2006 from 246.0 million board feet in the same quarter of 2005, and decreased five percent compared with 225.8 million board feet in the second quarter of 2006.

Wood Products cost of sales was $95.1 million in the third quarter of 2006, compared with $108.0 million in the same quarter of 2005, a 12 percent decrease, and $98.8 million in the second quarter of 2006, a four percent decrease. The average cost per thousand board feet of lumber sold in the third quarter of 2006 was one percent higher compared with the same quarter of 2005, and was one percent higher compared with the second quarter of 2006. Lumber import duties totaled $4.4 million in the third quarter of 2006, compared with $10.4 million in the same quarter of 2005 and $4.9 million in the second quarter of 2006. Lower lumber import duty rates reduced the average cost per thousand board feet of lumber sold in the third quarter of 2006 by five percent compared with the third quarter of 2005 and the rates were unchanged from the second quarter of 2006. Lumber and log inventory write-downs were $1.5 million at September 30, 2006, $0.9 million at June 30, 2006 and there were no inventory write-downs at September 30, 2005. Inventory write-downs reflect the difference between production costs and anticipated sales prices of period-end inventories. Cost of sales was also reduced by a $0.9 million gain on sale of equipment. A significant factor affecting Wood Products cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar strengthened significantly between the third quarter of 2005 and the third quarter of 2006, and the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $3.8 million increase in Wood Products cost of sales, or a four percent increase in the average cost per thousand board feet of lumber sold in the third quarter of 2006, compared with the third quarter of 2005. The remaining increase in Wood Products cost of sales was primarily attributable to higher production costs related to training and equipment operational issues at the Company’s Grand Forks sawmill due to integration of the new planer installed at the end of the first quarter of 2006. The Company believes that these startup issues have largely been resolved.

For the first nine months of 2006, cost of sales for Wood Products was $303.6 million compared to $288.4 million in the first nine months of 2005. Per thousand board feet, the average cost of lumber sold in the first nine months of 2006 was comparable to the same period in 2005. Included in Wood Products cost of sales in the first nine months of 2006, were lumber import duties of $15.1 million, compared with $29.0 million in the first nine months of 2005. Lower lumber import duty rates reduced the average cost per thousand board feet of lumber sold in the first nine months of 2006 by five percent compared with the same period in 2005. The Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate between the first nine months of 2005 and the first nine months of 2006 resulted in an approximately $16.2 million increase in Wood Products cost of sales, or a five percent increase in the average cost per thousand board feet of lumber sold year-to-date in 2006.

Lumber production totaled 209.5 million board feet in the third quarter of 2006, compared with 245.2 million board feet in the same quarter of 2005 and 212.2 million board feet in the second quarter of 2006. The decrease in production compared to the third quarter of 2006 resulted from reduced production from the Midway sawmill in the third quarter, due in part to the planned reduction in operations related to the Grand Forks sawmill expansion and in part to downtime taken for lack of logs. The Midway mill resumed production in September. Grand Forks production in the third quarter of 2006 was lower than its quarterly planned production due to certain startup and operational issues associated with the new planer and integration of the workforce. Lumber production totaled 674.5 million board feet in the first nine months of 2006, compared with 657.5 million in the same period of 2005. The year-over-year increase in production in 2006 was primarily due to a full nine months of production included for Fort St. James during 2006, partially offset by the Midway sawmill downtime in the second and third quarters of 2006.

On October 28, 2005, the Company announced a plan to close its sawmill in Midway, British Columbia (Midway) and consolidate its operations in the Boundary timber supply area at its Grand Forks sawmill (Grand Forks) at the end of the first quarter of 2006. The plan of consolidation anticipated some job reductions and the transfer of certain qualified employees and equipment to Grand Forks. Subsequent strengthening in softwood lumber prices, reductions by the DOC in combined duty rates and assertions by a bargaining unit at Midway, all combined to cause the Company to change its plan and announce in January 2006 its decision to operate Midway on a limited basis effective beginning the second quarter of 2006. As a result of its revised plans for Midway, the Company estimates its total costs for employee severance benefits and accelerated depreciation costs to be $1.8 million, of which $0.3 million and $0.3 million of employee severance costs and accelerated depreciation, respectively, were recorded in Wood Products cost of sales during the fourth quarter of 2005. The Company expects the severance benefits to be paid out over the next six years.

During the nine months ended September 30, 2006, the Company recorded employee severance costs of $0.9 million and accelerated depreciation of $0.1 million. These amounts were included in Wood Products cost of sales during 2006. Employee severance costs and accelerated depreciation for Midway were immaterial for the three months ended September 30, 2006.

Selling, General and Administrative Expenses, Interest, Loss on Extinguishment of Debt and Income Taxes

Selling, general and administrative expenses (SG&A) for the third quarter of 2006 totaled $9.3 million compared with $10.1 million in the same period of 2005 and $9.3 million in the second quarter of 2006. SG&A expenses in the third quarter of 2006 were $0.8 million lower than the same period a year ago, primarily due to non-recurring expenses incurred in 2005 to assist the Company in obtaining Canadian research and experimentation tax credits and to obtain debt covenant waivers for $1.0 million and $0.5 million, respectively, and the termination of the Receivable Purchase Agreement in June 2006, reducing costs by $0.3 million. The decrease in costs for the period were partially offset by increases in pulp commissions, audit and consulting fees and certain fringe benefit accruals. SG&A expenses in the third quarter of 2006 were comparable with the second quarter of 2006, with increases in pulp commissions and certain fringe benefit accruals offset by a decrease for legal and other professional fees and costs associated with a sales tax audit at one of the Company’s Canadian mills during the second quarter of 2006.

SG&A for the first nine months of 2006 totaled $28.3 million compared with $27.3 million in the same period of 2005, a four percent increase. This is primarily due to increased costs associated with legal, consulting and professional fees of $0.5 million, pulp commissions of $0.5 million, salaries and benefits of $0.3 million, partly associated with the recognition of SFAS 123R, and a sales tax audit, partially offset by decreased costs for the terminated Receivable Purchase Agreement of $0.3 million and uninsured workers’ compensation claims of $0.3 million.

Net interest expense for the third quarter of 2006 totaled $12.0 million compared with $5.5 million in the third quarter of 2005 and $6.9 million in the second quarter of 2006. Net interest expense for the first nine months of 2006 totaled $25.2 million compared to $15.8 million in the same period of 2005. The increase in interest expense for the third quarter of 2006 and first nine months of 2006 as compared to the corresponding periods a year ago was primarily due to increased interest rates under the Company’s new credit agreement and increased borrowings. The Company amortized $0.8 million and $0.1 million of debt issue costs as part of interest expense for the three months ended September 30, 2006 and 2005, respectively. The Company’s weighted average interest rate on its outstanding debt was 11.7% at September 30, 2006, compared with 7.3% at December 31, 2005.

Loss on extinguishment of debt was $4.9 million for the nine months ended September 30, 2006. In the second quarter of 2006, the Company entered into a new $325 million senior secured credit agreement and borrowed $250 million under the new facilities to terminate and repay outstanding borrowings under its prior Canadian and U.S. revolving credit facilities, its Halsey pulp mill lease financings, and its receivables sales arrangement. The Company incurred one-time expenses including a premium paid to early terminate the Halsey pulp mill lease financings of approximately $3.6 million, unamortized debt issuance and other prepaid costs written off of approximately $0.7 million and certain other expenses, including a loss on the forward purchase of Canadian currency associated with repayment of the prior Canadian credit facilities.

The Company’s effective tax rate for the year 2006 is currently projected to be approximately zero percent, excluding any tax effects from anticipated lumber import duty refunds for the fourth quarter of 2006 and excluding the discrete items discussed below. As discussed in the Company’s 2005 Annual Report on Form 10-K, as of December 31, 2005 it was determined that the Company’s tax planning strategies could no longer support a position that it was more likely than not the Company’s U.S. federal and state net operating loss carryforwards and other deferred tax assets would all be utilized before expiration; accordingly, the Company recorded a valuation allowance at December 31, 2005 against those deferred tax assets. Consistent with that determination, the Company recorded a full valuation allowance against the net operating loss carryforwards generated by the Company’s 2006 year-to-date pre-tax loss, thereby fully offsetting any tax benefit from that loss and resulting in the zero percent effective tax rate before discrete items. If the Company recognizes the lumber import duty refund as anticipated in the fourth quarter, the resulting tax effect will be partially offset by the release of all of the valuation allowance recorded during

2006 and a portion of the valuation allowance recorded as of December 31, 2005, but it is expected to result in tax expense for the fourth quarter and for the year. See Note 12, “Legal Matters and Contingencies – Import Duties,” for further details regarding the duty refunds.

Discrete items that affected the tax provision in the first nine months of 2006 included the following. The Company reversed liabilities recorded in prior years which resulted in recognition of $1.6 million of income tax benefit. State deferred tax liabilities on undistributed earnings of Canadian subsidiaries were reduced by $0.7 million resulting in a corresponding income tax benefit, offset by a $0.2 million increase in the valuation allowance.

On June 28, 2006, in conjunction with the repayment and termination of the Company’s Halsey pulp mill lease financings, the Company sold its Halsey manufacturing assets to its wholly-owned Canadian subsidiary, Pope & Talbot Ltd. (Limited), in a transaction that generated approximately $13.3 million of taxable gain for U.S. federal and state income tax purposes. This taxable gain will be offset by U.S. net operating loss carryforwards that otherwise would have expired from 2012 to 2021, resulting in a $4.9 million decrease in the Company’s balance of U.S. deferred tax assets. Because these U.S. deferred tax assets were subject to a valuation allowance at the time of the sale, the intercompany nature of the sale did not require the Company to record a deferred charge for the $4.9 million as was the case for the Company’s similar sale of its Spearfish manufacturing assets to Limited in December 2005. In lieu of recording the deferred charge, $4.9 million of valuation allowance was released. The sale also resulted in a $13.3 million increase in the tax basis of the transferred assets for Limited. To the extent that the Company benefits from the depreciation deductions related to the increased basis in Canada, the Company’s tax provision will benefit by an aggregate amount approximately equal to the $4.9 million release of valuation allowance.

Liquidity and Capital Resources

The total debt to total capitalization ratio was 82 percent at September 30, 2006 compared with 75 percent at December 31, 2005. Total debt increased from $332.0 million at December 31, 2005 to $389.2 million at September 30, 2006. The increase in the debt ratio was due to a $27.8 million reduction in total stockholders’ equity resulting primarily from the net loss in the first nine months of 2006, and an increase in borrowing under the new credit facilities. Cash requirements in the first nine months of 2006 included $21.4 million for capital expenditures, $8.4 million for operating activities, $18.5 million in fees associated with the new senior secured credit facilities and $3.6 million for debt extinguishment costs associated with repayment of the Halsey pulp mill lease financings. The use of cash for operating activities resulted in part from the Company’s repurchase of $23.9 million of accounts sold under its former receivables purchase agreement in the second quarter of 2006 and termination of that agreement; all such accounts were collected at September 30, 2006.

Operating Activities

The Company funds ongoing operations primarily through cash from operations and borrowings under its credit facilities. The primary drivers of net cash from operations are prices the Company receives for its products, fluctuations in the Canada to U.S. dollar exchange rate and cash deposits made on lumber imports into the United States.

Net cash used for operating activities during the first nine months of 2006 was $8.4 million compared with net cash provided by operating activities of $18.0 million in the same period of 2005. The decrease in cash provided by operating activities in 2006 related primarily to increased interest expense and increases in accounts receivable and other working capital, partially offset by a favorable change in inventories. In the first nine months of 2006, inventories decreased by $16.9 million primarily due to lower saw log and lumber inventories. The normal seasonal pattern for the Company requires a build up of saw log inventories during the fourth and first quarters to allow the Company’s sawmills to operate without interruption during the “break-up” period each spring when northern forests thaw and muddy conditions curtail logging operations for one to two months. Other significant changes in working capital in the first nine months of 2006 were as follows: an increase in accounts receivable of $21.0 million; an increase in prepaid expenses and other assets of $9.3 million due in part to the Mackenzie maintenance performed in the third quarter; and a decrease in accounts payable and accrued liabilities of $9.7 million primarily due to a reduction in pulp mill maintenance accruals and a decrease resulting from the write-off of Halsey lease financing costs.

Significant changes in working capital in the first nine months of 2005 included: an increase in accounts receivable of $6.3 million primarily due to higher lumber sales volumes partially offset by lower product sales prices; a decrease in inventories of $10.8 million, primarily due to lower saw log inventories which generally build in the winter months and are reduced in the spring and summer months; a decrease in accounts payable and accrued liabilities of $22.4 million; a decrease in income taxes payable of $7.2 million; and an increase in prepaid and other assets of $5.1 million. Accounts payable and accrued liabilities decreased in 2005 primarily related to planned annual maintenance costs in June at the Nanaimo pulp mill and property taxes accruals and planned major maintenance costs for the Company’s other pulp mills later in 2005. The decrease in income taxes payable was due primarily to Canadian income tax payments made.

Investing Activities

The Company invested $21.4 million and $31.9 million in capital projects in the first nine months of 2006 and 2005, respectively. In 2005, the Company also invested $37.5 million in the acquisition of the Fort St. James sawmill. The Company anticipates that total capital expenditures will approximate $28.5 million in 2006. These capital projects relate primarily to facility improvements, equipment modernization, environmental compliance and energy and cost-saving projects and the Company expects to finance these investments through cash generated from operations, existing cash balances and its new revolving credit facility. Under the covenants of the Company’s new credit agreement, capital expenditures for the Company are generally limited to $30 million per year, with provision for some carryover of unspent amounts into the succeeding year.

Financing Activities

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by financing activities in the first nine months of 2006 was $29.7 million compared to $49.6 million in the same period of 2005. Significant financing activities in the first nine months of 2006 included term debt borrowings of $250.0 million and revolving borrowings of $5.0 million under the Company’s new credit facilities, offset by the repayment of $203.1 million of revolving credit lines and long-term debt, and payment of $22.2 million in fees and costs associated with early extinguishment and debt issuance.

Credit Facilities

On June 28, 2006, the Company borrowed $250.0 million under a new $325.0 million senior secured credit agreement. This agreement is comprised of (1) a $75.0 million revolving facility, including provisions for (i) cash credit extensions of up to $40.0 million, and (ii) letters of credit in an aggregate notional amount of up to $35.0 million; and (2) two term loans for (i) $130.5 million due June 28, 2012, and (ii) $119.5 million due September 28, 2012. At September 30, 2006, the borrowing base under the revolving facility was $68.2 million and the Company was utilizing $5.0 million for cash borrowings and $18.3 million for outstanding letters of credit, leaving $44.9 million of total revolver availability of which $35.0 million was available for cash borrowings. The borrowing base under the revolving facility is limited to certain eligible trade accounts receivable and inventories, reduced by bank products reserves and the aggregate of certain outstanding accounts payable balances. The new credit facilities are secured by substantially all of the assets of the Company and its subsidiaries.

The Company used substantially all of the proceeds from the new term loans to terminate and repay outstanding borrowings under its prior Canadian and U.S. revolving credit facilities, its Halsey pulp mill lease financings, and its receivable sales arrangement.

At September 30, 2006, the Company was in compliance with the covenants of the credit agreement. Those covenants include a requirement to generate positive EBITDA, as defined in the Credit Agreement, for the four-quarter period ended September 30, 2006, EBITDA of at least $25 million for the year ended December 31, 2006 and for the four-quarter period ended March 31, 2007, EBITDA of at least $35 million for the four-quarter periods ended June 30, 2007 and September 30, 2007, EBITDA of at least $45 million for the year ended December 31, 2007, and increasing levels of required EBITDA for subsequent periods up to $70 million for the year ended December 31, 2009 and thereafter. For the first nine months of 2006, the Company generated EBITDA of $25.3 million. Another covenant requires that the opinion that the Company receives from its independent registered public accounting firm on its consolidated financial statements for 2006 and subsequent years be unqualified and not express doubt about the Company’s ability to continue as a going concern. As discussed under “Going Concern” below, the audit opinion on the Company’s 2005 financial statements included a “going concern” paragraph. Beginning effective December 31, 2009, another covenant will require the Leverage Ratio to be no more than 2.75-to-1 as of the end of each quarter. The new credit facilities also include a covenant restricting the Company’s ability to pay dividends on its common stock unless and until EBITDA exceeds $55 million for any year and the Leverage Ratio at the end of that year is no more than 2.75-to-1 and a limitation of annual capital spending as discussed above.

Going Concern

In their opinion on the Company’s 2005 financial statements, the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern, due to the Company’s recurring losses and inability to comply with financial covenants, combined with uncertainty over the Company’s ability to refinance or renew maturing debt and comply with financial covenants in future periods. As further described above under Credit Facilities and in Note 8, “Debt” of the Condensed Consolidated Financial Statements, on June 28, 2006, the Company entered into a new $325 million credit agreement and borrowed $250 million under the new facilities to terminate and repay all outstanding borrowings under its prior Canadian and U.S. revolving credit facilities, its Halsey pulp mill lease financings, and its receivable sales arrangement. As further described in Note 12, “Legal Matters and Contingencies – Import Duties,” on September 12, 2006, the governments of Canada and the U.S. signed the final legal text of an agreement to settle the softwood lumber dispute. If Canadian legislation is passed as anticipated, it will have a substantial impact on the Company’s financial condition and financial results for the fourth quarter of 2006.

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

As of September 30, 2006, Standard & Poor’s Rating Services rating for the Company’s senior unsecured debt was CCC+ with a negative outlook and Moody’s Investor Service rating for the Company’s senior unsecured debt was Caa2 with a stable outlook. Moody’s Investor Service rating for the Company’s corporate family rating (CFR) was B3.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for interest rates relates primarily to long-term debt. The Company’s investment in marketable securities at September 30, 2006 and December 31, 2005 was not significant. The Company’s debt is 34 percent fixed rate with 66 percent of total debt at variable rates at September 30, 2006, and therefore, interest expense could be significantly affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company’s net investment in Canadian operations. The Company’s net investment in Canadian subsidiaries is not hedged. The net assets of Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $228.8 million at September 30, 2006. The potential change in fair value resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $22.9 million at September 30, 2006. Any gain or loss in fair value would be reflected as a cumulative foreign currency translation adjustment. The change in fair value would not affect cash flows or reported net income or loss of the Company, but would increase or decrease accumulated other comprehensive income which is a component of stockholders’ equity.

The Company’s reporting currency is the U.S. dollar; however, a substantial portion of its manufacturing operations are in Canada and therefore a substantial portion of its expenses are incurred in Canadian dollars. Also, the functional currency of the Company’s Canadian subsidiaries is the Canadian dollar. The Company has established a foreign currency hedging program using foreign currency forward contracts to hedge foreign currency denominated financial assets, liabilities and forecasted transactions. The goal of this hedging program is to protect the operating margin from foreign currency exposures.

Non-designated Forward Foreign Exchange Contracts

The Company does not engage in hedging specific individual transactions when addressing currency risks associated with nonfunctional monetary assets and liabilities that are re-measured through income, primarily U.S. dollar denominated debt, cash and accounts receivables of its Canadian subsidiaries. Instead, it uses derivatives to manage overall exposure levels for specific currencies. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company records all related forward foreign exchange contracts on the balance sheet at fair value. Forward foreign exchange contracts receivable are included in accounts receivable while forward foreign exchange contracts payable are included in accounts payable in the consolidated balance sheet. Changes in the fair value of these instruments are included in earnings as part of cost of sales.

Cash Flow Hedges

The Company has identified and quantified currency risks associated with Canadian operations where sourcing and manufacturing costs are primarily denominated in Canadian dollars and the related revenues are primarily denominated in U.S. dollars. During the third quarter of 2006, to mitigate the risk to its operating margin, the Company entered into forward contracts and designated these as cash flow hedges under SFAS 133. Consistent with SFAS 133, the cash flow hedges are carried on the Company’s balance sheet at fair value with the effective portion of the gains or losses of the derivatives included in accumulated other comprehensive income (loss). Forward foreign exchange contracts receivable are included in accounts receivable while forward foreign exchange contracts payable are included in accounts payable in the consolidated balance sheet. All other components of the derivatives, such as time value, are excluded from the assessment of effectiveness and included in cost of sales. For the nine months ended September 30, 2006, the excluded components were immaterial to earnings. The Company had not entered into similar contracts during the nine months ended September 30, 2005. When the forecasted transaction occurs, the related gain or loss on the cash flow hedge is reclassified to cost of sales. The forward foreign exchange contracts generally expire within four to five months but no longer than 12 months. At September 30, 2006, the Company expects to reclassify the entire amount of $0.2 million accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

Derivative financial instruments involve elements of market and credit risk not recognized in the financial statements. The market risk that results from these instruments relates to changes in foreign currency exchange rates, which are generally offset by changes in the value of the underlying assets or liabilities being held. Credit risk relates to the risk of nonperformance by the counterparty to one of our derivative contracts. The Company does not believe there is a significant credit risk associated with our hedging activities because the counterparty is a financial institution with an investment grade credit rating.

The table below provides information about the Company’s derivative financial instruments, comprised of forward foreign currency exchange contracts. The notional amounts reflected represent the U.S. dollar value of the contract amounts that will be delivered to the counter party on the settlement date:

	September 30, 2006			December 31, 2005
	Notional Amount	Average Rate	Fair Value	Notional Amount	Average Rate	Fair Value
	(dollars in thousands)
Non-designated forward contracts:
Forward foreign exchange contracts receivable	$50,000	1.107	$84	$11,000	1.181	$164
Forward foreign exchange contracts payable	80,000	1.114	(324)	—	—	—
Cash flow hedges:
Forward foreign exchange contracts receivable	(80,000)	1.113	290	—	—	—
Forward foreign exchange contracts payable	(50,000)	1.106	(105)	—	—	—

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

As of September 30, 2006, the Company had purchased forward natural gas contracts at market indexed prices and fixed-prices representing approximately 35 percent of its fourth quarter 2006 anticipated natural gas usage for its mills. Historically the Company’s forward purchase contracts for electricity and natural gas cover periods of twelve months or less. The Company buys forward 100 percent of its electricity requirements for its Halsey pulp mill, and at September 30, 2006, had purchased forward electricity through October 2006 at an index price.

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

Change in Internal Controls

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company’s management identified a material weakness in its internal control over financial reporting relative to the Company’s accounting for income taxes. Specifically, as of December 31, 2005, the Company’s processes and procedures for management oversight and review of income tax accounting practices did not operate effectively. This lack of effective management oversight and review of the Company’s income tax accounting practices resulted in a material error in the Company’s preliminary provision for income taxes that was corrected prior to the issuance of the 2005 consolidated financial statements. Beginning in this reporting period, the Company has expanded its pre-existing relationship with expert tax and accounting consultants, initiated additional training for appropriate internal staff, increased review procedures and modified procedures and controls that provide for better management oversight of tax accounting. The Company believes these actions will remediate the material weakness and that these measures are necessary to assist in the Company’s evaluation of complex and judgmental issues concerning tax accounting and tax liabilities.

Except as discussed above, there was no change in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See Note 12, “Legal Matters and Contingencies” of the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.

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

On June 28, 2006, we entered into a new $325 million credit agreement and borrowed $250 million thereunder to terminate and repay all outstanding borrowings under our prior Canadian and U.S. revolving credit facilities, our Halsey pulp mill financings and our receivable sales arrangement. As further described in Note 8, “Debt,” the new credit agreement contains new covenants including one based on defined EBITDA, which will require us to generate EBITDA of at least $25 million for the year ended December 31, 2006 and for the four-quarter period ended March 31, 2007, EBITDA of at least $35 million for the four-quarter periods ended June 30, 2007 and September 30, 2007, $45 million for the year ended December 31, 2007 and further increasing levels in subsequent periods up to $70 million for 2009. Our EBITDA, as defined, was $25.3 million for the nine months ended September 30, 2006, so to meet this covenant in 2007 and thereafter, we will be required to substantially improve our EBITDA from recent levels. Another covenant requires that the opinion we receive from our independent registered public accounting firm on our consolidated financial statements for 2006 and subsequent years be unqualified and not express doubt about our ability to continue as a going concern. As discussed in the next risk factor below, the audit opinion on our 2005 financial statements included a “going concern” paragraph, and there can be no assurance that the opinion on our 2006 financial statements will not include a similar paragraph which would result in a default under our new credit agreement. Our ability to reasonably demonstrate that we will have sufficient EBITDA to meet the covenant through 2007 and adequate liquidity to support short-term operating and capital requirements will be important factors in resolving the “going concern” question for our 2006 financial statements. Any failure by us to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default with respect to, and could result in the acceleration of a portion of our debt, which, in turn, could lead to our inability to pay our debts.

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

Our total debt as a percentage of total capitalization at September 30, 2006 was 82 percent. This leverage, or higher leverage if we were to incur additional indebtedness, could have important consequences. Our high level of leverage requires a substantial portion of our cash flow from operations to satisfy debt service requirements, thereby reducing our ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. High leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

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

We currently face and could continue to face significant export taxes on lumber exported from our Canadian operations.

Upon the effectiveness of the new Canada – U.S. Softwood Lumber Agreement (the 2006 SLA) on October 12, 2006, Canada was required to, and did implement a new system of export charges on softwood lumber exported to the U.S. Legislation authorizing these export charges has been introduced in the Canadian Parliament, and we have been advised that passage is expected in December 2006. When passed, the legislation will be retroactively effective to October 12, 2006, and as a result, Canada administratively implemented the new system of export charges on that date. The export charge structure applicable to the British Columbia Interior Region, where our Canadian operations are located, requires export charges to be paid in any month only when the Prevailing Monthly Price, as established by an average of the Random Lengths Framing Lumber Composite Index for the four-week period ending approximately 21 days before the beginning of the month, is less than or equal to $355 as measured in U.S. dollars per thousand board feet. The export charge for any month will be 5 percent if the Prevailing Monthly Price is at or below $355, 10 percent if the Prevailing Monthly Price is at or below $335, and 15 percent if the Prevailing Monthly Price is at or below $315. Additionally, if shipments from a region in any month exceed a specified Trigger Volume, generally representing 110 percent of the region’s share of a 34 percent total Canadian market share of expected U.S. softwood lumber consumption for the month, then a surge charge of 50 percent of the export charge for the month will be retroactively levied against all shipments from the region. The Prevailing Monthly Prices determined for October and November 2006 are below $315, causing the new export charge rate to be 15 percent for our softwood lumber exports to the U.S. in these months. Additionally, if total shipments from the British Columbia Interior to the U.S. for either of these months exceed the applicable Trigger Volume targets, the export rate will be subject to an additional surge tax of 7.5 percent. The export tax rate that we will be required to pay on October and November 2006 shipments exceeds the countervailing and anti-dumping duty deposit combined rate of 10.81 percent that we incurred on our year-to-date shipments in 2006. For the term of the 2006 SLA, periods of relatively low lumber market prices (when the Prevailing Monthly Price is below $355) will be accompanied by the imposition of export taxes on our lumber shipments to the U.S., compounding the adverse effects of low lumber prices on our results of operations and cash flows.

Our operations require substantial capital, and we may not have adequate capital resources to meet all of our capital requirements.

Our businesses are capital intensive, and we regularly incur capital expenditures to expand our operations, maintain our equipment, increase our operating efficiency and comply with environmental laws. Our total capital expenditures in the first nine months of 2006 were approximately $21.4 million, and we expect to spend approximately $28.5 million on capital expenditures during 2006. Our credit agreement limits our capital expenditures to $30 million per year, but with the unspent portion of the $30 million limit in any year (up to a maximum of $15 million) being available for expenditure in the next year. In addition, our debt service obligations reduce our available cash flows. If we cannot maintain or upgrade our equipment or ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations, or we may become unable to manufacture our products at costs or quality that can compete effectively in one or more of our markets.

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

Energy is vital to our operations and is one of our significant raw materials. We estimate that energy comprised approximately eight percent of the cost of sales of the Pulp segment and approximately two percent of the cost of sales of the Wood Products segment during the third quarter of 2006. Energy prices, particularly for electricity and natural gas, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. Increases in the cost of purchased energy have adversely affected, and further increases in such costs could further adversely affect, our operating results and cash flows.

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

ITEM 6.	Exhibits

(a) Exhibits

Exhibit No.	Description
4.1	First Amendment dated September 26, 2006 to Credit Agreement dated June 28, 2006 between Pope & Talbot, Inc., Pope & Talbot Ltd., the Several Lenders, Lehman Brothers Inc., Lehman Commercial Paper Inc., Ableco Finance LLC, and Wells Fargo Financial Corporation Canada.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC.
Registrant

Date: October 31, 2006	/s/ Maria M. Pope
Maria M. Pope
Vice President and General Manager, Wood Products Division, and Chief Financial Officer