Form 10-K
period 2006-12-31
POPE & TALBOT INC /DE/
filed 2007-04-02
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant was $96,340,309 as of June 30, 2006 ($6.23 per share).

16,365,438
(Number of shares of common stock outstanding as of February 28, 2007)

Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders to be held on May 10, 2007.

POPE & TALBOT, INC.

2006 FORM 10-K

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

PART I

Item 1. Business

Introduction

Pope & Talbot, Inc. (the “Company”) is a North American forest products company, founded in 1849, with headquarters in Portland, Oregon and eight mills strategically located in British Columbia, Oregon and South Dakota. The Company manufactures two primary products, pulp and lumber, including premium and specialty products that have a variety of niche market applications. The Company markets to a diversified, geographically balanced customer base and conducts its business in two operating segments, Pulp and Wood Products. As of December 31, 2006, the Company had 2,373 employees. The Company’s common stock trades on the New York stock exchange under the symbol POP.

The Company is a major producer of northern bleached softwood kraft (NBSK) chip and sawdust pulp. The pulp the Company manufactures and sells is used in a wide range of end products including newsprint, tissue, high-grade coated and uncoated paper. In addition, the Company manufactures pulp for use in specialty products such as fiber cement siding for residential applications and non-woven fabric for surgical gowns. The Company manufactures and sells standardized and specialty lumber for use in new residential and light construction and in residential repair and remodeling. The Company produces machine stress rated (MSR), long-length, wide-width or premium pine appearance grade lumber, which are value-added products that command premium pricing to standard lumber. The Company also sells residual wood chips, and other by-products from its lumber mill operations to minimize waste and maximize utilization of raw materials. Pulp is sold globally, while lumber is sold primarily in the United States and Canada.

The Company developed as a lumber business based on timberland and facilities in the U.S. Pacific Northwest, British Columbia, Canada and the Black Hills region of South Dakota and Wyoming. In the late 1970’s, the Company expanded into the pulp business with the purchase of the Halsey, Oregon pulp mill. In 1997, the Company focused its strategic direction exclusively on the pulp and lumber businesses. Through a number of purchases in 1997 and 1998, the Company acquired a 60 percent ownership interest in Harmac Pacific Inc. (Harmac), which operated a pulp mill located on the east coast of Vancouver Island at Nanaimo, British Columbia, Canada. On November 8, 1999, the Company acquired the remaining minority interest in Harmac and merged it into the Company’s Canadian subsidiary, Pope & Talbot Ltd., in December 1999. The Company closed its Newcastle, Wyoming sawmill in 2000. During 2001, the Company continued its strategy of increasing and improving the Company’s position in the pulp business. On June 15, 2001, the Company acquired the Mackenzie pulp mill, located in the northern interior of British Columbia, Canada, from Norske Skog Canada.

On April 25, 2005, the Company acquired the assets of the Fort St. James sawmill, located in the northern interior of British Columbia, from Canadian Forest Products Ltd., a subsidiary of Canfor Corporation. The acquired assets included timber harvesting rights on lands owned by the Provincial Government of British Columbia (Crown) providing an annual allowable cut (AAC) of 640,000 cubic meters.

Pulp Business

The pulp business comprises three pulp mills, located in Halsey, Oregon, and in Nanaimo and Mackenzie, British Columbia, with approximately 819,000 metric tons of total annual capacity and the ability to offer customers a variety of pulp products. NBSK pulp produced in the Pacific Northwest and British Columbia is generally considered to be a premium pulp product because it is made from northern softwood trees whose long fibers give it superior strength characteristics relative to other grades of pulp. The Company’s mill locations provide access to northern softwood fiber in the nearby vicinities. However, the steady decline of lumber prices in 2006 has caused some sawmills located in both the U.S. and Canada to cease or reduce production which has constrained the availability of wood chip supply for the Company’s pulp mills and has negatively impacted fiber costs. Availability and cost of wood chips will continue to negatively impact the Company’s pulp mills until the lumber industry recovers.

Canadian Operations

Nanaimo Mill Operations and Fiber Supply

With a current annual capacity of approximately 399,000 metric tons, the Nanaimo mill is the seventh largest producer of market pulp in North America, according to PricewaterhouseCoopers LLP’s Market Pulp Benchmarking Study of 2005. The Nanaimo mill manufactures a wide range of high-quality NBSK pulp made from custom blends of western hemlock, balsam, western red cedar and Douglas fir. The Nanaimo mill is located on a deep-water harbor on Vancouver Island that provides cost effective access to overseas customers in Europe and Asia.

The Company’s Nanaimo pulp mill’s long-term fiber supply agreement with Weyerhaeuser Company Limited (Weyerhaeuser) was assumed by Cascadia Forest Products LTD (Cascadia), a wholly-owned subsidiary of Brascan Corporation, in May 2005, concurrent with the sale of Weyerhaeuser’s coastal sawmill and timberlands. Cascadia was acquired by Western Forest Products, Inc. (Western) in May 2006. The contract allows the Company to acquire up to 1.7 million cubic meters of fiber per year through 2019, which represents approximately 85 percent of the Nanaimo mill’s fiber requirements. Under this contract fiber is purchased at market prices or at prices determined under a formula intended to reflect market value of the fiber and which takes into account the net sales value of pulp sold by the Nanaimo mill. The Company has entered into arrangements with other independent fiber suppliers to provide wood chips incremental to that provided by Western, such that in recent years, fiber supplied under this contract has represented between 50 percent and 60 percent of the Nanaimo pulp mill’s fiber requirements. In 2006, the Company purchased 45 percent of its fiber requirements from independent fiber suppliers other than Western. To a limited degree, the Nanaimo pulp mill also has the ability to acquire wood chips from the Company’s Canadian sawmills. The Company believes that it has sources of fiber that will allow the Nanaimo pulp mill to operate on a full time basis, but in the near term, the mill’s operations could be affected by supply interruptions.

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

The Company’s Mackenzie pulp mill purchased approximately 64 percent of its fiber requirements in 2006 from a sawmill located in Mackenzie, British Columbia and currently operated by Canfor Corporation (Canfor), primarily under long-term, “evergreen” contracts. Under these contracts, fiber is purchased at market prices, or at prices determined under a formula intended to reflect the fair market value of the fiber, and which takes into account the net sales value of pulp sold by the Mackenzie mill. The Company has entered into arrangements with other independent fiber suppliers to provide fiber incremental to that provided by Canfor. The Company believes there are fiber resources available within an economic radius of the mill that will be adequate for the Mackenzie pulp mill’s requirements.

U.S. Operations

Halsey Mill Operations and Fiber Supply

The Halsey mill, with an annual capacity of approximately 185,000 metric tons, produces NBSK pulp that is sold in various forms to printing and writing paper, tissue, and newsprint manufacturers in the Pacific Northwest, Asia, and European markets. In addition, Halsey’s unbleached pulp is utilized in the production of cement fiber board.

Substantially all of the Company’s wood chip and sawdust requirements for the Halsey pulp mill are satisfied through purchases from third parties. The Company has long-term chip and sawdust supply arrangements and also has established supplier relationships with sawmills and veneer plants in the Pacific Northwest. The Company has the capability of using both sawdust and wood chips as a raw material. Sawdust has historically been less expensive than softwood chips as a raw material for pulp production. In 2006, approximately 59 percent of Halsey’s production was sawdust pulp. Additionally, the Company continues to use an expanded geographic base to maintain an adequate supply of chips for the portion of the Halsey pulp mill’s production which is based on softwood chips. The Company believes that, based on existing wood chip and sawdust availability both within the Willamette Valley region of Oregon and from other sources, fiber resources will be adequate for the Company’s requirements at the Halsey pulp mill.

Marketing and Distribution

The Company’s pulp is marketed globally through sales offices in Portland, Oregon and Brussels, Belgium and through agency sales offices around the world. In 2006, approximately 38 percent of the pulp segment’s revenues were derived from sales to Europe, 33 percent to North America, 26 percent to Asia and 3 percent to other markets. The Company sold pulp products to numerous customers during 2006, none of which accounted for more than 10 percent of consolidated revenues.

In 2006, approximately 62 percent of the Company’s pulp was sold to customers at market prices under long-term contracts or under “evergreen” contracts which automatically renew for one or more years as defined in the contract. Approximately 32 percent was sold to other repetitive customers without contract, with the balance sold on a spot basis. By establishing and maintaining long-term contractual relationships, the Company is better able to forecast and regulate production.

Backlog

The Company’s pulp customers enter into contracts for periods of one to three years or purchase pulp on a spot basis. The contractual customers provide the Company with annual estimates of their requirements, followed by periodic orders based on more definitive information. At December 31, 2006, the Company’s backlog of orders believed to be firm for both contractual and non-contractual customers was $93.3 million compared with $65.3 million at December 31, 2005. The backlog of pulp orders at year-end represents orders which are expected to be filled in the first quarter of the following year.

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

Wood Products Business

The Company’s wood products business involves the manufacture and sale of dimension lumber and boards. At December 31, 2006, the wood products business, with current estimated annual capacity of approximately 961 million board-feet, operated three sawmills and a rough-cut sawmill in British Columbia and a sawmill in the Black Hills region of South Dakota. The Company is a significant manufacturer of machine stress rated (MSR) lumber, a premium lumber used in roof trusses. Long-length lumber, wide-width lumber and premium pine appearance grade lumber are also manufactured by the Company. These specialty products command premium prices to standard lumber. Wood chips and other by-products of the Company’s lumber operations are also sold. During the last three years, revenues from lumber sales were approximately 88 percent of total wood products revenues with the balance being wood chips, other residuals and logs. Logs, which are raw material for the Company’s wood products operations, are obtained through long-term cutting licenses on public lands, open log market purchases, competitive bidding from federal agencies and long-term contracts on private lands.

Canadian Operations

Approximately 87 percent of the Company’s current lumber capacity is located in British Columbia where the Company operates the Fort St. James, Castlegar, Grand Forks and Midway sawmills, as well as the Fort St. James, Arrow Lakes and Boundary Timber forestry operations. Fort St. James is the Company’s largest lumber producer, with capacity of over 1.0 million board feet per production day of primarily SPF (Spruce-Pine-Fir). Castlegar also produces a large amount of SPF as well as offering a broad mix of western Canadian species in various widths and lengths up to 24 feet. The Grand Forks mill is a significant producer of MSR lumber. Midway produces rough cut lumber and transfers it to Grand Forks for further processing.

Approximately 95 percent of all timberlands in British Columbia are owned by the Crown and administered by the Ministry of Forests (MOF). A stumpage charge is assessed on all government timber that is harvested. Timber harvesting operations are regulated under both the Forest and Range Practices Act (FRP Act) and the Forest Act, which empowers the MOF to grant various forms of timber tenures, including Tree Farm Licenses (TFLs) and Forest Licenses (FLs) that are long-term tenures, and Timber Sale Licenses (TSLs) that are short-term tenures. Approximately 48 percent of the timber requirements for the Canadian mills in 2006 were obtained from the Crown under long-term tenures, operating on 2.7 million acres of public lands. The remaining 52 percent were purchased in competitive open log markets. The Company has minimal timber holdings under TSLs.

The AAC for timber tenures is determined by the MOF on a sustained yield basis and reflects timber growing conditions, regional and local economic and social interests, and environmental considerations. TFLs and FLs include interim cut control periods which generally span five years. There are currently no annual minimum cut requirements; however, penalties are applied if the maximum AAC for the cut control period is exceeded by more than ten percent. The Company’s AAC was reduced by 177,000 cubic meters from timber take-back under the Forestry Revitalization Plan (Plan) at the beginning of 2006 with a further reduction of 22,000 cubic meters at the beginning of 2007. The Company’s AAC is approximately 1.6 million cubic meters in 2007.

TFLs are area-based tenures granted for a term of 25 years that are generally replaced every five to ten years for a further 25-year term, subject to satisfactory performance by the licensee of its obligation to manage the area on a sustained-yield basis as determined by the MOF. Approximately 41 percent of the Company’s AAC in 2006 was derived from two TFLs (TFL 8 and TFL 23) operating on 1.2 million acres of timberland. TFLs are considered the most secure form of timber tenure. The Company’s two TFLs were both replaced effective March 1, 2000 with 25-year terms. New replacement licenses are expected in the first quarter of 2008.

Long-term tenures that are not designated as TFLs are organized into Timber Supply Areas (TSAs). FLs are issued within each TSA with the overall harvest for the TSA managed by the MOF on a sustained yield basis. FLs are volume based tenures that authorize a specified volume of timber to be cut within a specific TSA. FLs have a term of 15 years and are generally replaceable every five to 10 years for a further 15-year term, subject to satisfactory performance by the licensee of its forest management obligations as determined by the MOF. The Company has two FLs that provided approximately 59 percent of the Company’s AAC in 2006. The Boundary FL, covering a total of 685,000 acres, was replaced on November 30, 2006 for a 15-year term. The Fort St. James FL, covering a total of 776,000 acres was obtained on April 22, 2005 for a term of approximately eight and one-half years. The Company is in compliance in all material respects with the terms of its forest tenures.

In March 2003, the Crown introduced the Plan that provided for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan included: the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown legislated that licensees, including the Company, were required to return to the Crown 20 percent of their AAC in excess of 200,000 cubic meters. The Plan stated that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Company’s AAC was reduced by 177,000 cubic meters as of the beginning of 2006 and 22,000 cubic meters as of the beginning of 2007. The timber tenure acquired in 2005 with the Fort St. James sawmill had already been reduced under the Plan and was not subject to further reduction. To date the Company has been able to make up reductions in its AAC through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures. As a result, the Company’s historical mix of approximately 70 percent tenure acquired logs and 30 percent open market log purchases shifted in 2006 to a mix of approximately 48 percent tenure acquired logs and 52 percent open market log purchases. In 2007, the Company expects the shift from tenure acquired logs to continue to decrease to a mix of approximately 44 percent tenure acquired logs and 56 percent open market log purchases. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, based on the remaining term of the license. In December 2005, the Company received $4.0 million for the loss of these rights and recorded a $3.5 million gain on this transaction. An advance of $0.6 million was also received to compensate for the loss of improvements such as roads and bridges. Negotiations are ongoing with respect to these items and are expected to be resolved in the second quarter of 2007.

In conjunction with the implementation of the Plan, the Crown has taken two actions affecting stumpage fees paid on timber tenures in the British Columbia interior. First, effective April 1, 2006, the Crown eliminated special treatment for dry sawlogs (i.e., dead trees) under its stumpage pricing system. Under the prior system, the statutory minimum stumpage fee was paid on dry sawlogs resulting in higher stumpage fees being paid on all other logs to achieve aggregate stumpage target levels for the Province. The elimination of this special treatment has resulted in increased stumpage fees on dry sawlogs and decreased stumpage fees on all other logs. Because of the Company’s relatively low percentage of dry sawlogs harvested from its tenures, the Company has benefited from this change in stumpage pricing.

Second, effective July 1, 2006, the Crown implemented a market-based timber pricing system for setting stumpage fees in the British Columbia interior. Under this system, prices paid in public auctions of the Crown’s standing timber over a multi-year period are averaged, and then adjusted downward to reflect the increased ongoing obligations of tenure holders that are not part of the public auction cost structure. This calculation determines base annual stumpage fees and is adjusted quarterly to reflect recent changes in market prices for finished lumber and chips. This compares to the system in place through the second quarter of 2006 under which stumpage fees were set annually based on a targeted amount determined by the Crown and then adjusted quarterly to reflect recent changes in market prices for finished lumber and chips. Over time, the current system is expected to be more reflective of the actual value of logs as represented by auction prices. Overall, the current system is not intended or expected to result in a significant change in stumpage fee levels as compared to the prior system after factoring in the dry sawlog change outlined above.

The Company’s Canadian forest operations practice under an Environmental Management System and have certification under ISO 14001, which is an international standard for environmental systems. This system provides third party verification that the Company is committed to environmental protection of its operating areas, as well as the continual improvement of its performance with regard to the environment. The Company’s ISO 14001 re-registration, required every three years, was completed in 2006 and audits are conducted annually to ensure that the Company is meeting its goals for environmental protection and regulatory compliance.

Furthermore, the Company’s Canadian forest operations, as the result of a rigorous third party audit, were certified that the Company has met all of the requirements of the American Forest & Paper Association’s (AF&PA) Sustainable Forestry Initiative (SFI®) program. The Company’s SFI re-registration audit for certification was last completed in 2005 for a five-year period. The SFI program standard includes a land stewardship ethic that integrates the managing, growing, nurturing, harvesting and replanting of trees with the conservation of soil, air and water quality, wildlife and fish habitat and aesthetics. Support for and conformity to the SFI program is mandatory for AF&PA member companies. The Company undergoes annual audits to ensure continuous compliance with the standard. The 2006 audit confirmed the Company’s ongoing forestry activities are in compliance with the standard.

U.S. Operations

Approximately 13 percent of the Company’s current lumber capacity is located in the Black Hills region of South Dakota. The Company’s Spearfish, South Dakota sawmill is the largest producer of lumber in that state. The Spearfish mill obtains its timber supply from both public and private lands in the region and is also a participant in the AF&PA’s SFI program. The mill produced 115.6 million board-feet of Ponderosa pine lumber in 2006, including premium pine appearance grade lumber. Of that volume, approximately 29 percent was dimension lumber and the other 71 percent was pine boards. From the dimension lumber, the Spearfish mill also produces specialty products like exterior log cabin siding and interior paneling. The Spearfish sawmill also produces various by-products such as wood chips, bark, sawdust and shavings that are sold to other manufacturers. At the Spearfish site, the Company also operates the Heartland Wood Pellet facility. This facility produces wood pellets for wood pellet stoves and pet bedding. Sales of this product totaled 34,700 tons in 2006, compared with 26,900 tons in 2005. The Spearfish mill obtained approximately 61 percent of its timber requirements in 2006 from public sources under long-term timber harvesting contracts, 27 percent from private sources under long-term harvesting contracts and 12 percent was purchased in competitive open log markets.

Canada—U.S. Softwood Lumber Agreement

Over the past five years, nearly 85 percent of the Company’s lumber capacity has been located in British Columbia, Canada. Between April 1996 and April 2001, exporters of softwood lumber from Canada to the U.S. were subject to tariffs on lumber volumes in excess of defined tariff-free volumes under the Canada—U.S. Softwood Lumber Agreement (SLA). Upon expiration of the SLA on April 1, 2001, petitions for the imposition of antidumping duties (ADD) and countervailing duties (CVD) on softwood lumber from Canada were filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC), by certain U.S. industry and trade groups.

As a result of ITC and DOC rulings in response to the petitions, on May 22, 2002 the Company began expensing and making cash deposits of import duties on its lumber products imported into the U.S. These duties were the subject of a number of legal challenges and the cash deposit duty rates were adjusted several times since 2002. The Company made total cash deposits of $138.2 million with respect to lumber imported into the U.S. from May 22, 2002 through October 11, 2006.

During the third quarter of 2006, the governments of Canada and the U.S. signed a new Canada—U.S. Softwood Lumber Agreement (2006 SLA) settling the softwood lumber dispute, subject to Canadian approval of a system of export charges on Canadian lumber shipments into the U.S. On October 12, 2006, the 2006 SLA became effective and the U.S. stopped collecting cash deposits of lumber import duties. Under the terms of the 2006 SLA, Canadian lumber producers were entitled to refunds of approximately 82 percent of the cash deposits of import duties paid by them from May 22, 2002 through October 11, 2006, including interest accrued thereon. In the fourth quarter of 2006, the Company received duty refunds of approximately $113.3 million, with accrued interest of approximately $14.2 million, totaling approximately $127.5 million.

On December 14, 2006, the Canadian Parliament enacted legislation implementing the system of export charges outlined in the 2006 SLA, which had been administratively collected since the effective date. The majority of the provisions were retroactively effective as of October 12, 2006 with some technical provisions effective in 2007. The export charge structure applicable to the British Columbia Interior Region requires export charges to be paid in any month only when the Prevailing Monthly Price, as established by an average of the Random Lengths Framing Lumber Composite Index for the four-week period ending approximately 21 days before the beginning of the month, is less than or equal to $355 as measured in U.S. dollars per thousand board feet. The export charge for any month will be 5 percent if the Prevailing Monthly Price is at or below $355, 10 percent if the Prevailing Monthly Price is at or below $335, and 15 percent if the Prevailing Monthly Price is at or below $315. Additionally, if shipments from a region in any month exceed a specified Trigger Volume, generally representing 110 percent of the region’s share of a 34 percent total Canadian market share of expected U.S. softwood lumber consumption for the month, then a surge charge of 50 percent of the export charge for that month will be retroactively levied against all shipments from the region. From October 12, 2006 to December 31, 2006, the Company was subject to an export charge rate of 15 percent for its softwood lumber exports to the U.S.; however, it was not subject to the surge charge during this period.

The term of the 2006 SLA is for seven years from the effective date, with an option to renew for two additional years. There is a provision for early termination after two years from the effective date, upon six months written notice to the other government.

Marketing and Distribution

In 2006, approximately 82 percent of the Company’s lumber products were sold to wholesalers and distributors, with the remainder sold to remanufacturers and builders. Wood chips produced by the Company’s sawmills are sold to manufacturers of pulp in the U.S. and Canada. Approximately four percent of logs acquired in 2006 were sold to other Canadian forest products companies.

Selling and marketing of the Company’s wood products is centralized in its Portland, Oregon office. Although the Company does not have distribution facilities at the retail level, the Company utilizes several reload facilities around the U.S. to assist in moving the product closer to the customer and holds inventory in a number of customer distribution yards. The Company sold wood products to numerous customers during 2006, none of which accounted for more than 10 percent of consolidated revenues.

Backlog

The Company normally maintains four to six weeks of lumber inventory. At December 31, 2006, lumber orders were approximately $7.2 million compared with approximately $11.9 million at December 31, 2005. This backlog represented an order file for the Company that generally would be shipped within a month.

Competition

The wood products industry is highly competitive, with a large number of companies producing products that are reasonably standardized. There are numerous competitors of the Company that are of comparable size or larger, none of which is believed to be dominant. The principal means of competition in the Company’s wood products business are pricing, reliability of supply and the ability to satisfy customer demands for various types and grades of lumber.

For further information regarding amounts of revenue, operating profit and other financial information attributable to the wood products business, see Item 8, Note 13, “Segment Information” of Notes to Consolidated Financial Statements.

Environmental Matters

The Company is subject to federal, state, provincial and local air, water and land pollution control, solid and hazardous waste management, disposal and remediation laws and regulations in all areas where it has operations. Compliance with these laws and regulations generally requires operating costs as well as capital expenditures. It is difficult to estimate the costs related solely to environmental matters of many capital projects. Changes required to comply with environmental standards will affect other areas such as facility life and capacity, production costs, changes in raw material requirements and costs and product value.

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

As a result of new particulate emission standards proposed by the British Columbia Ministry of Environment for the Mackenzie pulp mill’s power boiler, the Company performed a feasibility study in 2002 to determine the appropriate control devices and equipment configuration necessary to reduce the power boiler particulate emissions. The cost of such equipment is estimated to be approximately $9.5 million. The Company has delayed capital spending on this project as a third party is planning to build a co-generation wood waste fired power plant in the Mackenzie area. In 2006, the third party was awarded a long-term power supply contract from the British Columbia Hydro and Power Authority (BC Hydro) and as a result the facility is expected to be built and be operational in the fourth quarter of 2009. When built, this facility will allow the Company to idle its power boiler and buy the additional required steam from the new facility, thereby eliminating the need for the Company to invest in the emissions control equipment. The Company continues to operate under its existing permit and believes that no change in particulate emission standards will be required until the new co-generation facility becomes operational. If the co-generation project fails to be implemented and the Company were required to reduce its particulate emissions, the Company can comply until it installs the necessary emissions control equipment either by substituting natural gas for a portion of the wood waste component of the power boiler’s fuel supply or by curtailing production, depending on the relative economics of pulp and natural gas prices.

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

In British Columbia, the Company’s forest resources and related logging activities and reforestation responsibilities have been affected by governmental actions over the past several years. Refer to “Wood Products Business, Canadian Operations” for further discussion on the impact of the Crown’s legislation on the Company.

U.S. Operations

In 1998, the Environmental Protection Agency (EPA) published regulations establishing standards and limitations for non-combustion sources under the Clean Air Act (CAA) and revised regulations under the Clean Water Act, collectively referred to as the “Cluster Rules” with certain portions of the Cluster Rules becoming effective in 2001, 2002 and 2006. The EPA also promulgated Maximum Achievable Control Technology (MACT) requirements for pulp mill combustion sources which required installation of modified particulate emission control equipment. The Company’s exposure to these regulations relates to the Company’s Halsey pulp mill. In 2005, the Company completed the installation of equipment at Halsey to capture and control certain vent gases and was in compliance with all current limits and regulations in 2006.

In 2005, the EPA issued final amendments to its implementation guidance regarding the Best Available Retrofit Technology (BART) standards promulgated to address emissions from utility and industrial facilities constructed between 1962 and 1977. As a result, the Oregon Department of Environmental Quality (ODEQ) has been revising its state implementation plan (SIP) to meet the BART requirements and to address regional haze impacting certain designated areas. A draft of the revised SIP is expected to be submitted to the EPA by the spring of 2007 and be finalized by the fourth quarter of 2007. As the Halsey pulp mill was built in 1968 and is defined as an eligible facility, it is likely that it will be regulated under rules developed in the revised SIP. This event may cause the Company to be required to take further actions including addition of pollution control devices.

In September 2004, the EPA published rules for Industrial Boiler Combustion MACT requirements with compliance required by 2007. These rules could have affected the Company’s sawmill located in Spearfish, South Dakota, where such a boiler is operated. The Company completed an evaluation of its Hazardous Air pollutants emission levels at this location and determined that the Company’s emission levels do not trigger new compliance requirements. The Company communicated its results to the South Dakota regulatory agency which issued approval of compliance during 2006.

See Item 3, “Legal Proceedings” for a discussion of certain environmental legal proceedings.

Employees

At December 31, 2006, the Company employed 2,373 employees of whom 1,891 were paid on an hourly basis. Approximately 55 percent of the Company’s employees were associated with the Company’s wood products business, 42 percent were associated with the Company’s pulp business and the balance consisted of corporate management, marketing and administration personnel.

Most of the Company’s hourly employees are covered under collective bargaining agreements. In 2006, the Canadian Merchant Service Guild (CMSG) representing 28 Arrow Lakes employees in British Columbia approved a new contract which will expire in September 2011. No collective bargaining agreements expire in 2007.

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

Our new credit agreement subjects us to new covenants, including EBITDA covenants at increasing levels.

On June 28, 2006, we entered into a new $325 million credit agreement and borrowed $250 million thereunder to terminate and repay all outstanding borrowings under our prior Canadian and U.S. revolving credit facilities and our Halsey pulp mill financings, and to terminate and repurchase all outstanding receivables under our receivable sales arrangement. As further described in Item 8, Note 8, “Debt,” the credit agreement, as amended December 31, 2006, contains covenants including one based on defined EBITDA, which will require us to generate EBITDA of at least $25 million for the four-quarter period ended March 31, 2007, EBITDA of at least $30 million for the four-quarter periods ended June 30, 2007 and September 30, 2007, $45 million for the four-quarter period ended December 31, 2007 and further increasing levels in subsequent periods up to $70 million for 2009. Our EBITDA, as defined for the year ended December 31, 2006, was $39.4 million which excludes substantially all lumber import duties for the period and does not include a full year’s impact of Canadian export taxes; so to meet this covenant in 2007 and thereafter, we will be required to substantially improve our EBITDA from recent levels. Any failure by us to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default with respect to, and could result in the acceleration of a portion of our debt, which, in turn, could lead to our inability to pay our debts.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In connection with our 2006 financial statements our independent registered public accounting firm issued an unqualified opinion containing an explanatory paragraph that states that we have significant borrowings with financial covenants subject to quarterly measurement as to which our ability to comply in future periods is uncertain, raising substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. The fact that this opinion has been issued could have material adverse effects on our business, results of operations and cash flows, by causing parties we deal with to question our financial ability to perform our obligations. For example, one or more of our suppliers could decide not to sell to us or impose restrictive sales terms. Financial uncertainty also could affect our relationships with customers, employees and others.

Our indebtedness could reduce our ability to use cash flow for purposes other than debt service or otherwise restrict our activities.

Our total debt as a percentage of total capitalization at December 31, 2006 was 73 percent. This leverage, or higher leverage if we were to incur additional indebtedness, could have important consequences. Our high level of leverage requires a substantial portion of our cash flow from operations to satisfy debt service requirements, thereby reducing our ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. High leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

Exchange rate fluctuations have harmed and could continue to harm our operating results and cash flows.

Although our sales are made primarily in U.S. dollars, the majority of our operating costs and expenses are incurred in Canadian dollars. This results in significant earnings sensitivity to changes in the U.S. – Canadian exchange rate. An increase in the value of the Canadian dollar relative to the U.S. dollar increases our reported manufacturing costs and adversely affects our cash flows, while a decrease has an opposite effect. A substantial portion of our pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects our customers’ ability to pay and our relative competitive cost position with other regions’ pulps. Our earnings are also exposed to fluctuations in the Canadian to U.S. dollar exchange rate from the monthly remeasurement of non-functional monetary assets and liabilities held by our Canadian subsidiaries. The functional currency of the Canadian subsidiaries is the Canadian dollar and their non-functional monetary assets and liabilities primarily consist of U.S. dollar denominated debt, cash, and accounts receivable. Remeasurement of these non-functional monetary assets and liabilities produces foreign currency gains and losses that are recorded in cost of sales as described in more detail in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Exchange Rate Fluctuations.”

We engage in hedging activities to mitigate the volatile impact of the translation of foreign currencies on our operating results. See Item 8, Note 6, “Derivatives and Other Financial Instruments” of our Notes to Consolidated Financial Statements. Our hedging activities are designed to reduce and delay, but not to eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets, and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impacts but also positive impacts from the relationship of the U.S. dollar to the Canadian dollar and our exposure position. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the Canadian dollar. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

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

On December 14, 2006, the Canadian Parliament enacted legislation implementing the system of export charges outlined in the Canada—U.S. Softwood Lumber Agreement, (2006 SLA), which had been administratively collected since the effective date. The majority of the provisions were retroactively effective as of October 12, 2006 with some technical provisions becoming effective in 2007. The export charge structure applicable to the British Columbia Interior Region, where our Canadian operations are located, requires export charges to be paid in any month only when the Prevailing Monthly Price, as established by an average of the Random Lengths Framing Lumber Composite Index for the four-week period ending approximately 21 days before the beginning of the month, is less than or equal to $355 as measured in U.S. dollars per thousand board feet. The export charge for any month will be 5 percent if the Prevailing Monthly Price is at or below $355, 10 percent if the Prevailing Monthly Price is at or below $335, and 15 percent if the Prevailing Monthly Price is at or below $315. Additionally, if shipments from a region in any month exceed a specified Trigger Volume, generally representing 110 percent of the region’s share of a 34 percent total Canadian market share of expected U.S. softwood lumber consumption for the month, then a surge charge of 50 percent of the export charge for the month will be retroactively levied against all shipments from the region. For the term of the 2006 SLA, periods of relatively low lumber market prices (when the Prevailing Monthly Price is below $355) will be accompanied by the imposition of export taxes on our lumber shipments to the U.S., compounding the adverse effects of low lumber prices on our results of operations and cash flows.

The availability and pricing of the raw materials we use are subject to fluctuations, which could increase our expenses.

Logs, wood chips and sawdust, the principal raw materials used in the manufacture of our products, are purchased in highly competitive, price-sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors, many of which are beyond our control. Other factors include changing environmental and conservation regulations and natural disasters, such as forest fires, infestations, wind storms or other extreme weather conditions. The steady decline of lumber prices in 2006 has caused some sawmills located in both the U.S. and Canada to cease or reduce production that has constrained the availability and quality of wood chip supply for the Company’s pulp mills and has negatively impacted fiber costs and mill productivity. Availability, quality and cost of wood chips will continue to be negatively impacted until the lumber industry improves. A decrease in the supply of logs, wood chips and sawdust can cause higher raw material costs and, as a result, material fluctuations in our results of operations and cash flows.

Our Nanaimo pulp mill’s long-term fiber supply agreement with Weyerhaeuser Company Limited (Weyerhaeuser) was assumed by Cascadia Forest Products LTD (Cascadia) in May 2005, concurrent with the sale of Weyerhaeuser’s coastal sawmill and timberlands. Cascadia was acquired by Western Forest Products, Inc. (Western) in May 2006. The contract allows us to acquire 1.7 million cubic meters of fiber per year through 2019. Western owns a number of mills in the surrounding area, any of which it may run to fulfill demand under the contract. Our Mackenzie pulp mill purchases approximately 64 percent of its fiber requirements from a sawmill located in Mackenzie, British Columbia and operated by Canfor Corporation (Canfor). Fiber is purchased at market or at prices determined under a formula intended to reflect market value of the fiber. The failure by Western or Canfor to produce the required fiber pursuant to these contracts could have a material adverse effect on us. There can be no assurance that we will be able to obtain an adequate supply of softwood fiber for our pulp operations from these or alternate suppliers at costs that will allow us to remain competitive.

Our operations require substantial capital, and we may not have adequate capital resources to meet all of our capital requirements.

Our businesses are capital intensive, and we regularly incur capital expenditures to expand our operations, maintain our equipment, increase our operating efficiency and comply with environmental laws. Our total capital expenditures in 2006 were $27.2 million, and we expect to spend approximately $25.0 million on capital expenditures during 2007. Our credit agreement limits our capital expenditures to $30 million per year, but with the unspent portion of the $30 million limit in any year (up to a maximum of $15 million) being available for expenditure in the next year. In addition, our debt service obligations reduce our available cash flows. If we cannot maintain or upgrade our equipment or ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations, or we may become unable to manufacture our products at costs or quality that can compete effectively in one or more of our markets.

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

In March 2003, the Provincial Government of British Columbia (Crown) introduced the Forestry Revitalization Plan, (Plan) that provided for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan included the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown legislated that licensees, including us, were required to return to the Crown 20 percent of their annual allowable cut (AAC) in excess of 200,000 cubic meters. As a result, our historical mix of approximately 70 percent tenure acquired logs and 30 percent open market log purchases has shifted to a mix of approximately 48 percent tenure acquired logs and 52 percent open market log purchases. Our AAC was reduced by 177,000 cubic meters and 22,000 cubic meters at the beginning of 2006 and 2007, respectively. The timber tenure acquired with the Fort St. James sawmill had already been reduced under the Plan and was not subject to further reduction. To date the Company has been able to make up reductions in it’s AAC through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures and in some cases lower than the cost of logs acquired from tenures. However, there is no assurance that our increased dependence on purchased logs will not have an adverse affect on our results of operations and cash flows over time.

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

Energy is vital to our operations and is one of our significant raw materials. We estimate that energy comprised approximately 11 percent of the cost of sales of the Pulp segment and approximately three percent of the cost of sales of the Wood Products segment during 2006. Energy prices, particularly for electricity and natural gas, have been volatile in recent years. These fluctuations impact our manufacturing costs and contribute to earnings volatility. Increases in the cost of purchased energy have adversely affected, and further increases in such costs could further adversely affect, our operating results and cash flows.

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

Our Canadian forest operations are primarily carried out on public forestlands under forest licenses. Many of these lands are subject to the constitutionally protected treaty or common law rights of the First Nations people of Canada. First Nations groups in British Columbia have made claims of ownership or interests in substantial portions of land in the Province and are seeking compensation from the Crown with respect to these claims. The Supreme Court of Canada has held that the First Nations groups have a spectrum of aboriginal rights in lands that have been traditionally used or occupied by their ancestors. The Court’s decision did not apply to any particular lands and was stated in general terms. The Court held that aboriginal rights and title are not absolute and may be infringed upon by government in furtherance of a legislative objective, including forestry, subject to meeting a justification test and being consistent with the fiduciary relationship between the Crown and First Nations groups.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns all of its facilities used in the production of pulp and lumber. The Company leases approximately 40,000 square feet of office space in Portland, Oregon for its corporate, administrative and sales functions. This operating lease expires in June 2009.

Pulp Facilities

The following tabulation states the location, current annual capacity and 2006 production of the Company’s pulp mills in metric tons:

Location	Capacity at December 31, 2006(1)	2006 Production(1)
Nanaimo, British Columbia	399,000	382,500
Mackenzie, British Columbia	235,000	228,200
Halsey, Oregon	185,000	190,000	(2)

Total	819,000	800,700

(1)	Assumes 24-hour days, 365 days per year, except for days scheduled for planned maintenance.
(2)	Includes production of 2,500 metric tons of pulp processed from semi-finished (wetlap) pulp acquired in 2006. The Halsey mill operated in 2006 with no maintenance shutdown, which was deferred to 2007.

The Nanaimo pulp mill is located on a site owned by the Company in Nanaimo on the east coast of Vancouver Island in British Columbia. The Mackenzie pulp mill is located in the town of Mackenzie in the northern interior of British Columbia on a site owned by the Company. The Company has operated a bleached kraft pulp mill near Halsey, Oregon since the late 1970s.

All of the Company’s pulp mills and assets are security for the Company’s credit facilities.

Wood Products Facilities

The following tabulation states the location, current estimated annual capacity and 2006 production of the Company’s sawmills in thousand board-feet:

Location	Capacity at December 31, 2006		2006 Production
Castlegar, British Columbia	264,000	(1)	251,600	(1)
Fort St. James, British Columbia	288,000	(1)	272,000	(1)
Grand Forks, British Columbia	197,000	(2)	175,100	(3)
Midway, British Columbia	90,000	(4)	69,100	(5)
Spearfish, South Dakota	122,000	(1)	115,600	(1)

Total	961,000		883,400

(1)	Based on operating one and a half shifts, five days per week.
(2)	Based on operating three shifts, five days per week.
(3)	Configuration change in the first quarter 2006 from one and a half shifts to three shifts, five days per week.
(4)	Based on operating one shift, five days per week.
(5)	Operated on a reduced basis in 2006.

The Company completed its modernization and upgrade of the Grand Forks sawmill at the end of the first quarter of 2006. The facility has the capability of producing approximately 197 million board-feet of annual production capacity depending on species and log mix and assuming three shifts, five days per week. Previous estimates of higher capacity for this modernized sawmill were based on operating six days per week. In 2006, the Company also converted its Midway operations into a rough-cut sawmill that sends cut lumber to Grand Forks for planing and final processing. Due to log availability and market conditions in 2006, the Midway facility operated on a reduced basis. These changes are reflected in the 2006 production results. Although the Midway mill has the capacity to cut 90,000 thousand board-feet at December 31, 2006, actual production in 2007 will be subject to reduced operations depending on economic factors including lumber market prices.

Wood chips are produced as a result of the operation of the Company’s lumber mills. It is estimated that the current aggregate annual capacity in 2007 for such production is approximately 413,000 bone-dry units. Chip production in 2006 totaled 410,500 bone-dry units.

All of the Company’s lumber mills and assets are security for Company’s credit facilities.

Item 3. Legal Proceedings

The Company is a party to legal proceedings and environmental matters generally incidental to the business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables, the Company currently believes that adequate reserves have been established for probable losses when the amount could be reasonably determined. The Company regularly monitors its exposure to legal and environmental loss contingencies and, as additional information becomes available, the Company’s estimates may change. See Item 8, Note 12, “Commitments and Contingencies” of Notes to Consolidated Financial Statements.

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens, Oregon, required further investigation. The Company is currently participating in the investigation phase of this site. In 2006, the Company’s ecological and human health risk assessments were approved by ODEQ. The Company is currently conducting a feasibility study to define site remedial action goals. The Company expects the majority of the remediation costs to be incurred in 2009 thru 2010, with post-remediation monitoring costs to begin in 2011 and to continue for 30 years.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site sediments and surrounding area at Port Gamble, Washington. WDOE requested that the Company perform an investigation of sediments in the bay adjacent to the mill site to determine the extent of wood waste accumulation. Remediation dredging was completed in 2003 as part of the sediment clean up action plan submitted to WDOE. The Company received approval of its remediation plan from WDOE in April 2004 and submitted a sediment baseline study in October 2004. The sediment baseline study indicated that the site was approximately 80 percent recovered to-date. In November 2004, the Company received a request from WDOE to perform additional study and analysis of the mill site sediments. The Company submitted a rebuttal to WDOE’s request for further study and in the fourth quarter of 2006 completed discussions with WDOE and agreed on further remediation steps for the site. The Company expects to conduct a risk investigation and feasibility study in 2007 to define what, if any, further actions are required to satisfy a final consent decree and final closure of the remediation. The Company expects to incur the majority of the remediation costs in 2007 and 2008, with post-remediation monitoring costs to begin in 2009 and continue for eight years.

The Company formerly leased a 72-acre site adjacent to the Port Gamble sawmill site as a log raft holding area from the Washington Department of Natural Resources (WDNR). In 2003, the WDOE issued a “no further action” letter for the site declaring that there were negligible environmental effects from wood debris sediments at the log raft holding area. In 2004, WDNR advised the Company that it was proposing additional site investigations as a condition precedent to final termination of the lease. The Company continues to discuss resolution of this issue with WDNR and WDOE, but does not anticipate resolution until the mill site sediment remediation discussed above is completed.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to remediate the basin. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company has worked with British Columbia’s Ministry of Environment to develop an appropriate remediation strategy. The Company performed site testing and a series of partial basin dredges in 2003 and extensive dredging in 2004 and in 2005. Based on test results, the Company did not dredge in 2006. Future dredges are planned for 2007 and 2008 to complete the remediation.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of the Registrant Who Are Not Directors

In addition to the executive officer who is also a director of the Company, the following executive officers are not directors:

Angel M. Diez, age 61, has been Vice President—General Manager, Pulp, since February 2001. Prior to becoming Vice President—General Manager, Pulp, Mr. Diez was Vice President—Sales and Marketing, Pulp, upon joining the Company in 1992. Prior to joining Pope & Talbot, he held positions with Perry H. Koplik & Sons, Inc., Publishers Paper and Boise Cascade.

Maria M. Pope, age 42, was appointed Vice President and General Manager, Wood Products Division in December 2003. Ms. Pope was the Vice President, Chief Financial Officer and Secretary from 1999 to 2003, and served in this same capacity for the interim period from June 2006 to December 2006 (in addition to her responsibilities as Vice President and General Manager, Wood Products Division). From 1995 to 1999, she held various financial positions with the Company. Ms. Pope previously worked for Levi Strauss & Co. and Morgan Stanley & Co., Inc. Ms. Pope is the daughter of Peter T. Pope, a director of the Company and former Chairman of the Board of the Company.

R. Neil Stuart, age 52, was appointed Vice President and Chief Financial Officer in December 2006. Prior to joining Pope & Talbot, he was an independent financial consultant since 2004. From 2002 to 2004, he was Chief Financial Officer of Creativity, Inc., a wholesale distributor of craft products. From 1996 to 2001, he was employed by Crown Vantage, Inc., a pulp and paper manufacturer, serving as Chief Financial Officer from 1996 to 2000. From 1979 to 1996, he was employed by Toronto Dominion Bank, serving as Managing Director of Forest Products Finance from 1989 to 1996.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Pope & Talbot, Inc. common stock is traded on the New York stock exchange under the symbol POP. The number of registered shareholders at year-end 2006 was 526.

On November 3, 2005, the Company’s Board of Directors suspended the quarterly dividend to conserve the Company’s net worth and cash balances. Information regarding the high and low sales prices for the common stock reported on the New York Stock Exchange and cash dividends paid per share during 2005 is included in Item 8, Note 17, “Quarterly Information (Unaudited)” of the Notes to Consolidated Financial Statements.

Stock Performance Chart

The following chart compares the cumulative total shareholder return on the Company’s common stock during the five fiscal-year period ended December 31, 2006, with the cumulative total return on the Russell 2000 Index and the Value Line Paper and Forest Products Index for that same period. The Comparison assumes $100 was invested on December 31, 2001 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

Comparision of Five-Year Cumulative Total Return

	2001	2002	2003	2004	2005	2006
Pope & Talbot, Inc.	$100.00	$104.62	$132.56	$131.26	$65.12	$42.76
Russell 2000 Index	100.00	78.42	114.00	133.38	137.81	161.24
Paper & Forest Products	100.00	96.75	130.63	150.38	150.39	172.68

Item 6. Selected Financial Data

	Years ended December 31,
	2006	2005	2004	2003	2002
	(thousands except per share)
Financial Results
Revenues	$841,140	$848,845	$762,665	$612,679	$546,333
Depreciation and amortization	42,160	38,130	37,672	38,171	35,331
Interest expense	36,980	21,865	20,592	21,711	18,053
Interest income	15,066	265	336	322	467
Income (loss) before income taxes	56,617	(50,782)	14,426	(40,440)	(32,091)
Income tax provision (benefit)	11,298	(773)	3,299	(15,628)	(11,141)

Net income (loss)	$45,319	$(50,009)	$11,127	$(24,812)	$(20,950)

Cash provided by (used for) operating activities	$79,393	$(14,375)	$35,676	$18,262	$17,735
EBITDA(A)	125,601	8,948	72,354	19,120	20,826
Refund of lumber import duties—prior years	101,200	—	—	—	—
Lumber import duties, net	3,000	37,300	42,300	29,400	(1,500)
Lumber export tax	3,200	—	—	—	—
Per Common Share
Basic earnings (loss) per share	$2.79	$(3.09)	$0.70	$(1.59)	$(1.34)
Diluted earnings (loss) per share	2.79	(3.09)	0.69	(1.59)	(1.34)
Cash dividends	—	.24	.32	.32	.60
Financial Position
Current assets	$258,336	$218,049	$211,241	$179,140	$167,718
Properties, net	371,806	386,401	340,038	335,008	304,347
Other assets	31,877	26,203	19,348	25,414	32,323

Total assets	$662,019	$630,653	$570,627	$539,562	$504,388

Current liabilities	$102,504	$169,163	$112,890	$89,725	$108,209
Long-term liabilities	118,614	81,258	64,469	59,229	46,405
Long-term debt, net of current portion	320,476	268,200	229,634	244,143	205,922
Stockholders’ equity	120,425	112,032	163,634	146,465	143,852

Total liabilities and stockholders’ equity	$662,019	$630,653	$570,627	$539,562	$504,388

Financial Ratios
Return on equity	39%	(36)%	7%	(17)%	(13)%
Total debt to total capitalization	73%	75%	59%	63%	62%
Pulp (metric tons)
Sales volume	784,300	836,400	798,600	786,600	771,200
Average price realization	$595	$529	$541	$470	$419
Lumber (thousand board feet)
Sales volume(B)	871,800	885,800	657,200	625,400	594,800
Average price realization	$377	$405	$442	$343	$321
Number of Employees	2,373	2,500	2,255	2,218	2,229

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

The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Years ended December 31,
	2006	2005	2004	2003	2002
	(thousands)
Net income (loss)	$45,319	$(50,009)	$11,127	$(24,812)	$(20,950)
Interest expense, net	21,914	21,600	20,256	21,389	17,586
Loss on extinguishment of debt	4,910	—	—	—	—
Income tax provision (benefit)	11,298	(773)	3,299	(15,628)	(11,141)
Depreciation and amortization	42,160	38,130	37,672	38,171	35,331

EBITDA	$125,601	$8,948	$72,354	$19,120	$20,826

The Company’s senior secured credit agreement subjects the Company to a financial covenant based on EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” EBITDA is defined differently in the credit agreement and requires additional adjustments, among other items, to (i) eliminate refunds of prior years lumber import duties, (ii) include income tax benefits recognized in any quarter, and (iii) exclude certain other non-cash income and expense items. EBITDA as defined in the credit agreement was $39.4 million in 2006. The following table reconciles net income to credit agreement EBITDA for the fiscal year 2006:

Year Ended December 31, 2006
(thousands)
Net income	$45,319
Interest expense, net	21,914
Loss on extinguishment of debt	4,910
Income tax provision	11,298
Add back: Quarterly income tax benefits recognized	2,052
Depreciation and amortization	42,160
Refund of lumber import duties—prior years	(101,209)
Other non-cash income and expenses:
Net periodic benefit costs for pension and postretirement plans, net of benefits paid and cash contributions	4,560
Net unrealized foreign exchange gains recognized in earnings	(424)
Environmental accruals	4,536
Inventory write downs, net	2,580
Stock compensation and other	1,696

Credit agreement EBITDA	$39,392

(B)	Includes sales volume since Fort St. James acquisition on April 25, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s financial condition significantly improved in 2006, primarily as a result of recording $113.3 million in lumber import duty refunds, of which $101.2 million related to prior years and $12.1 million reduced Wood Products cost of sales. The Company also received interest income of $14.2 million on those duty refunds. The Company experienced higher market prices for pulp, but lower market prices for lumber and continued to be burdened throughout the year by a weaker U.S. dollar which increased reported pulp and wood products manufacturing costs that are incurred primarily in Canadian dollars. Conversely, as a result of refinancing its debt the Company’s net exposure to remeasurement gains and losses from U.S. dollar denominated monetary assets and liabilities on its Canadian subsidiary books, changed from a net asset exposure to a net liability exposure subjecting the Company to remeasurement losses when the U.S. dollar strengthens at any balance sheet date as compared to the previous balance sheet date. At the end of the third quarter of 2006, the Company expanded its foreign currency hedging program to mitigate the volatile effect of foreign currency exposures on its operating margin. See “Exchange Rate Fluctuations” below.

The Company recorded net income of $45.3 million in 2006 on revenues of $841.1 million compared with a net loss of $50.0 million in 2005 on revenues of $848.8 million and net income of $11.1 million in 2004 on revenues of $762.7 million. Net income per diluted share was $2.79 for 2006. This compares with net loss per share of $3.09 for 2005 and net income per diluted share of $0.69 for 2004. The operations of the Fort St. James sawmill are included from the acquisition date of April 25, 2005.

On June 28, 2006, the Company entered into a new $325 million credit agreement and borrowed $250 million under the new facilities to terminate and repay all outstanding borrowings under its prior Canadian and U.S. revolving credit facilities and its Halsey pulp mill lease financings, and to terminate and repurchase all outstanding receivables under its receivable sales arrangement. The Company recorded a $4.9 million loss on extinguishment of debt in 2006 as a result of this transaction. In November 2006, as a result of the lumber import duty refunds received, the Company made a $63.0 million mandatory prepayment on these borrowings.

Effective December 31, 2006, the Company entered into a second amendment to the credit agreement. This amendment eliminated the former covenant requirement that the opinion that the Company receives from its independent registered public accounting firm for 2006 and subsequent years not express doubt about the Company’s ability to continue as a going concern. The amendment also improved terms for cash borrowing under the revolving portion of the facilities, reduced certain EBITDA covenant thresholds in recognition of the acceleration into the second and third quarters of 2007 of a portion of the Company’s 2007 pulp mill shutdown maintenance expenses as a result of new accounting pronouncements and eliminated prepayment penalties on voluntary prepayments of term loans other than a voluntary prepayment in full.

The following issues have significantly affected the Company’s recent operating results, and are expected to continue to affect the Company.

Financial Leverage and Covenant Compliance

The Company’s total debt to total capitalization ratio was 73 percent at December 31, 2006 compared with 75 percent at December 31, 2005 and 82 percent at September 30, 2006. The debt ratio decreased as compared to the prior periods due to a reduction in outstanding debt and an increase in stockholders’ equity. The decrease in the outstanding debt at December 31, 2006 was primarily due to the mandatory prepayment of term debt as a result of cash received from the lumber duty refunds. Total debt decreased $11.1 million in 2006 and $68.2 million in the fourth quarter of 2006, while stockholders’ equity increased $6.9 million in 2006 and $34.7 million in the fourth quarter of 2006. As of December 31, 2006, the weighted average interest rate on the Company’s outstanding debt equaled 11.6%, as compared to 7.3% at December 31, 2005. Interest rates under the Company’s new credit agreement entered into in June 2006 are significantly higher than the Company’s previous facilities and so interest expense will continue to show increases in 2007.

The credit agreement contains covenants including one based on EBITDA that requires the Company to generate EBITDA, as defined in the Credit Agreement, of at least $25 million for the four-quarter period ended March 31, 2007, EBITDA of at least $30 million for the four-quarter periods ended June 30, 2007 and September 30, 2007, $45 million for the year ended December 31, 2007 and increasing levels in subsequent periods up to $70 million for 2009. EBITDA, as defined, was $39.4 million for the year ended December 31, 2006, but does not include a full year’s impact of Canadian export taxes and excludes substantially all lumber import duties for the period, so to meet this covenant in 2007 and thereafter, the Company will be required to substantially improve its EBITDA from recent levels.

Cyclical Product Pricing

One of the most significant factors in the Company’s financial performance is the price it receives for its products. The Company’s pulp products are sold primarily in Europe, North America and Asia, and prices are affected by many factors such as global economic conditions, producer inventory levels, existing and future production capacity and currency fluctuations. Pulp prices decreased in the second half of 2004 and further declined in 2005 until stabilizing in the fourth quarter of 2005. Capacity decreased in North America with the shut-down of some pulp mills which decreased market inventory levels and combined with strong demand, led to a steady increase in the market price for pulp during 2006.

The following chart illustrates the annual average gross real prices of NBSK pulp delivered into Northern Europe for the last 25 years:

Lumber prices improved and peaked in the third quarter of 2004 and then declined until the fourth quarter of 2005 when prices began to improve. However, this trend did not hold and beginning in the second quarter of 2006 prices declined throughout the remainder of the year to near cyclical lows. Prices for the Company’s lumber products, sold primarily in the U.S., are affected by factors such as the general economic climate in the U.S., the level of interest rates, the rate of housing starts and level of remodeling activity in the U.S., and production capacity relative to demand in the lumber industry. The Company has continued a program of focusing on value-added products which obtain premium prices in the market for lumber products. Economic growth, low interest rates and high levels of housing starts in the U.S. during 2004, led to higher lumber prices in 2004. The Federal Reserve began systematically increasing short-term interest rates in 2004 through mid 2006. This coupled with an oversupply in the U.S. housing market caused a decline in the residential construction industry and in demand for lumber products. With excess lumber capacity in North America and the steady decline of lumber prices in 2006, some sawmills located in both the U.S. and Canada have reduced or ceased production.

The following chart illustrates the annual average real prices of Western spruce/pine/fir (SPF) lumber for the last 25 years:

The Company’s earnings are highly impacted by the inherent volatility of pulp and lumber prices and could be significantly affected by future price fluctuations. For example, assuming other costs remain constant, using 2006’s shipments of approximately 784,300 metric tons of pulp, a $25 per metric ton price movement would result in a corresponding change to annual pre-tax income of approximately $19.6 million. Similarly, using 2006’s lumber shipments of approximately 871,800 thousand board feet and assuming other costs remain constant, a $25 per thousand board feet price movement would result in a corresponding change to annual pre-tax income of approximately $21.8 million. Additionally, the Company’s lumber shipments into the U.S. are subject to Canadian export taxes which will decrease when prices increase above certain levels (see Canada—U.S. Softwood Lumber Agreement discussion below) further leveraging the Company’s earnings to lumber price changes. In the first quarter of 2007, pulp prices have increased and lumber prices have decreased from fourth quarter 2006 levels.

Exchange Rate Fluctuations

The majority of the Company’s Pulp and Wood Products businesses are located in Canada and managed within the Company’s Canadian subsidiaries. The Company’s sales of pulp and lumber are primarily in U.S. dollars and the vast majority of its Canadian subsidiaries’ expenses are incurred in Canadian dollars. A strengthening Canadian dollar relative to the U.S. dollar increases reported pulp and wood products manufacturing costs that are incurred in Canadian dollars. The Canadian to U.S. dollar average exchange rate of 0.88 for the year 2006 was six percent higher and 14 percent higher than the 0.83 and 0.77 rates for the years 2005 and 2004, respectively.

The functional currency of the majority of the Company’s foreign subsidiaries is the Canadian dollar. The Company’s earnings are exposed to fluctuations in the Canadian to U.S. dollar exchange rate from the monthly remeasurement of monetary assets and liabilities held by its Canadian subsidiaries and denominated in currencies other than the Canadian dollar. These monetary assets and liabilities primarily consist of U.S. dollar denominated debt, cash and accounts receivable. Remeasurement of these U.S. dollar denominated monetary assets and liabilities produces foreign currency gains and losses that are recorded in cost of sales. When these assets and liabilities are translated back into U.S. dollars in preparing consolidated financial statements, the offsetting gains and losses are recorded in the foreign currency translation adjustment in other comprehensive income and, therefore, do not offset the earnings impact. A net U.S. dollar asset position within the Company’s Canadian subsidiaries produces foreign currency losses when the Canadian dollar strengthens at any balance sheet date as compared to the previous balance sheet date, whereas a net U.S. dollar liability exposure has the opposite effect producing foreign exchange gains when the Canadian dollar strengthens at any balance sheet date. Prior to June 28, 2006, the Canadian subsidiaries had a net U.S. dollar asset position due to holding U.S. dollar denominated receivables and cash with no offsetting U.S. dollar denominated debt. On June 28, 2006, with the closing of the Company’s new credit facilities, this position changed to a net U.S. dollar liability exposure as the Canadian subsidiaries borrowed $250 million in U.S. dollars. Accordingly, an increase in the value of the Canadian dollar relative to the U.S. dollar at any balance sheet date as compared to the prior balance sheet date, now positively affects the Company’s results of operations, whereas prior to June 28, 2006 it had a negative effect. Moreover, the change to a net U.S. dollar liability position within the Canadian subsidiaries now produces foreign currency effects on earnings that are opposite to the effects of incurring manufacturing costs in Canadian dollars as discussed in the previous paragraph. The Canadian to U.S. dollar exchange rate was 0.86 at both December 31, 2006 and December 31, 2005. However, throughout 2006 the monthly ending balance sheet rate ranged from a low of 0.86 to a high of 0.91 producing a net $3.1 million of foreign exchange remeasurement and transaction losses before hedging activities as, on average, the Canadian dollar strengthened while the Canadian subsidiaries had a net U.S. dollar asset position and weakened after that position shifted to a net U.S. dollar liability exposure. This loss was reduced to $0.1 million as a result of hedging activities.

At the end of the third quarter of 2006 the Company expanded its foreign currency hedging program. The Company uses foreign currency forward contracts to hedge the Canadian subsidiaries’ U.S. dollar denominated monetary assets and liabilities and forecasted revenue transactions to mitigate the effect of foreign currency exposures on its operating margin. The Company estimates that the increase in the average Canadian to U.S. dollar exchange rate from 2005 to 2006 reduced its 2006 operating margin by approximately $34.2 million and that the increase in the average Canadian to U.S. dollar exchange rate from 2004 to 2005 reduced its 2005 operating margin by approximately $36.5 million. The Company estimates that the decrease in the average Canadian to U.S. dollar exchange rate in the fourth quarter of 2006 from the third quarter of 2006 reduced its operating margin by $0.8 million. Without the hedging program the Company estimates that its fourth quarter operating margin would have been lower by $1.9 million.

Canada—U.S. Softwood Lumber Agreement

The Company made total cash deposits of $138.2 million with respect to lumber imported into the U.S. from May 22, 2002 through October 11, 2006.

During the third quarter of 2006, the governments of Canada and the U.S. signed a new Canada—U.S. Softwood Lumber Agreement (2006 SLA) settling the softwood lumber dispute, subject to Canadian approval of a system of export charges on Canadian lumber shipments into the U.S. On October 12, 2006, the 2006 SLA became effective and the U.S. stopped collecting cash deposits of lumber import duties. Under the terms of the 2006 SLA, Canadian lumber producers were entitled to refunds of approximately 82 percent of the cash deposits of import duties paid by them from May 22, 2002 through October 11, 2006, including interest accrued thereon. In the fourth quarter of 2006, the Company received duty refunds of approximately $113.3 million, with accrued interest of approximately $14.2 million, totaling approximately $127.5 million.

On December 14, 2006, the Canadian Parliament enacted legislation implementing the system of export charges outlined in the 2006 SLA, which had been administratively collected since the effective date. The majority of the provisions were retroactively effective as of October 12, 2006 with some technical provisions effective in 2007. The export charge structure applicable to the British Columbia Interior Region, where the Company’s Canadian operations are located, requires export charges to be paid in any month only when the Prevailing Monthly Price, as established by an average of the Random Lengths Framing Lumber Composite Index for the four-week period ending approximately 21 days before the beginning of the month, is less than or equal to $355 as measured in U.S. dollars per thousand board feet. The export charge for any month will be 5 percent if the Prevailing Monthly Price is at or below $355, 10 percent if the Prevailing Monthly Price is at or below $335, and 15 percent if the Prevailing Monthly Price is at or below $315. Additionally, if shipments from a region in any month exceed a specified Trigger Volume, generally representing 110 percent of the region’s share of a 34 percent total Canadian market share of expected U.S. softwood lumber consumption for the month, then a surge charge of 50 percent of the export charge for that month will be retroactively levied against all shipments from the region. From October 12, 2006 to December 31, 2006, the Company was subject to an export charge rate of 15 percent for its softwood lumber exports to the U.S.; however, it was not subject to the surge charge during this period. The Prevailing Monthly Price for March 2007 is $291, up from $277 for December 2006; nevertheless, the Company has continued to be subject to an export tax rate of 15 percent in the first quarter of 2007. There was no surge charge for January or February 2007. For the term of the 2006 SLA, periods of relatively low lumber market prices (when the Prevailing Monthly price is below $355) will be accompanied by the imposition of export taxes on the Company’s lumber shipments to the U.S., compounding the adverse effects of low lumber prices on the Company’s results of operations and cash flows.

Cost Management

The Company continues to focus on efforts to improve its cost structure through targeted cost reduction programs and disciplined capital spending. For the Company’s pulp mills, excluding the impacts of foreign exchange, cost per metric ton of pulp sold in 2006 was slightly lower than 2005 primarily due to lower freight costs. In the Wood Products business, excluding the impacts of foreign exchange and lumber export taxes, cost of lumber sold per thousand board feet was comparable with 2005.

Selected Segment Data

	2006	2005	2004
	(thousands)
Revenues
Pulp	$466,851	$442,635	$432,525
Wood Products
Lumber	328,436	359,089	290,766
Chips, logs and other	45,853	47,121	39,374

Total Wood Products	374,289	406,210	330,140

	$841,140	$848,845	$762,665

Operating income (loss)
Pulp	$18,185	$(13,604)	$13,541
Wood Products	(10,483)	2,937	38,026
Lumber duty refund for prior years	101,209	—	—
Gain on timber take-back	—	3,451	—
General Corporate	(25,470)	(21,966)	(16,885)

Operating income (loss)	$83,441	$(29,182)	$34,682

Depreciation and amortization
Pulp	$28,382	$26,429	$28,801
Wood Products	12,927	10,269	7,256
General Corporate	851	1,432	1,615

	$42,160	$38,130	$37,672

Selected Segment Data—continued

	2006	2005	2004
EBITDA(A)
Pulp	$46,567	$12,825	$42,342
Wood Products	2,444	13,206	45,282
Lumber duty refund for prior years	101,209	—	—
Gain on timber take-back	—	3,451	—
General Corporate	(24,619)	(20,534)	(15,270)

	$125,601	$8,948	$72,354

Lumber import duties, net	$3,000	$37,300	$42,300

Lumber export tax	$3,200	$—	$—

Pulp (metric tons)
Sales volume	784,300	836,400	798,600
Average price realization	$595	$529	$541

Lumber (thousand board feet)
Sales volume	871,800	885,800	657,200
Average price realization	$377	$405	$442

(A)	EBITDA equals net income (loss) before net interest expense, loss on extinguishment of debt, income tax provision (benefit) and depreciation and amortization. Segment EBITDA equals segment operating income (loss) before segment depreciation and amortization. EBITDA is a measure used by the Company’s chief operating decision makers to evaluate operating performance on both a consolidated and segment-by-segment basis. The Company believes EBITDA is useful to investors because it provides a means to evaluate the operating performance of the Company and its segments on an ongoing basis using criteria that are used by the Company’s internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. The Company believes EBITDA is a meaningful measure because it presents a transparent view of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, the Company believes that excluding items such as taxes and net interest expense enhances management’s ability to assess and view the core operating trends in its segments. EBITDA is not a measure of the Company’s liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of the Company’s liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of net interest expense, loss on extinguishment of debt and associated significant cash requirements, given the level of the Company’s indebtedness; and the exclusion of depreciation and amortization which represent significant and unavoidable operating costs, given the capital expenditures needed to maintain the Company’s businesses. Management compensates for these limitations by relying on GAAP results. The Company’s measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

For a reconciliation of net income (loss) to EBITDA see “Item 6. Selected Financial Data.” The following table reconciles operating income (loss) to EBITDA for each of the Company’s Pulp and Wood Products operating segments:

	2006	2005	2004
	(thousands)
Pulp
Operating income (loss)	$18,185	$(13,604)	$13,541
Depreciation and amortization	28,382	26,429	28,801

EBITDA	$46,567	$12,825	$42,342

Wood Products
Operating income (loss)	$(10,483)	$2,937	$38,026
Depreciation and amortization	12,927	10,269	7,256

EBITDA	$2,444	$13,206	$45,282

The Company’s senior secured credit agreement subjects the Company to a financial covenant based on EBITDA. See “Liquidity and Capital Resources.” EBITDA is defined differently in the credit agreement and requires additional adjustments, among other items, to (i) eliminate refunds of prior years lumber import duties, (ii) include income tax benefits recognized in any quarter, and (iii) exclude certain other non-cash income and expense items. EBITDA as defined in the credit agreement was $39.4 million in 2006. For a reconciliation of net income (loss) to credit agreement EBITDA, see “Item 6. Selected Financial Data.”

Results of Operations—2006 Compared with 2005

Pulp

Revenues from the Company’s Pulp business totaled $466.9 million in 2006 compared with $442.6 million in 2005, an increase of five percent. The increase related to higher prices offset in part by a decrease in volumes sold in 2006. Pulp generated operating income before corporate expenses, interest and income taxes of $18.2 million in 2006, compared with an operating loss of $13.6 million in 2005. EBITDA from the Company’s pulp operations totaled $46.6 million in 2006 compared with $12.8 million in 2005.

According to RISI World Pulp Monthly, an industry trade publication, the average benchmark list price of NBSK pulp delivered into northern Europe was $681 per metric ton in 2006 compared with $610 per metric ton in 2005. The Company’s average pulp price for its mix of chip and sawdust pulp was $595 per metric ton in 2006 compared with $529 per metric ton in 2005, an increase of $66 per metric ton, or 12 percent. In the fourth quarter of 2006, pulp revenues were reduced by $1.7 million as a result of realization of cash flow hedges. Total metric tons sold decreased six percent in 2006 compared with 2005. This decrease primarily occurred in the fourth quarter of 2006 and is the result of vessel shipment delays and lower pulp production.

Pulp cost of sales was $435.8 million in 2006, compared with $445.1 million in 2005, a decrease of two percent. Per metric ton, the average cost of pulp sold increased four percent in 2006 compared with 2005. A significant factor affecting pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar strengthened significantly in 2006, and the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate from 2005 to 2006 resulted in an approximately $20.2 million increase in pulp cost of sales, or a five percent increase in the average cost per metric ton of pulp sold in 2006. Excluding the effect of the stronger Canadian dollar, the average cost per ton of pulp sold was slightly lower in 2006 compared with 2005 primarily due to lower freight costs. Higher fiber costs in the fourth quarter of 2006 were offset by lower fiber costs experienced in the first half of the year. There were $0.1 million of pulp inventory write-downs at December 31, 2006, compared with write-downs of $1.4 million at year-end 2005.

Inventory write-downs reflect the difference between production costs and anticipated sales prices of year-end inventories. The Company’s finished pulp inventory levels at December 31, 2006 were approximately 36 days of shipments compared with 27 days of shipments at December 31, 2005.

Pulp production totaled 800,700 metric tons in 2006 compared with 820,400 metric tons in 2005. This decrease is primarily due to reduced pulp production at the Company’s Nanaimo and Mackenzie mills due to a shortage of wood chips in the fourth quarter of 2006. The Company’s Mackenzie mill also experienced operational difficulties from the restart of the mill after its planned annual maintenance shutdown in September 2006. In both 2006 and 2005, the Company’s Halsey pulp mill produced 2,500 metric tons of pulp from semi-finished (wetlap) pulp acquired from another pulp producer. The Company does not anticipate significant wetlap pulp production in 2007.

The steady decline of lumber prices in 2006 has caused some sawmills located in both the U.S. and Canada to cease or reduce production. This decline has constrained the availability and quality of wood chip supply for the Company’s pulp mills which increased fiber and production costs in the fourth quarter of 2006. Chip availability and quality issues will continue to negatively impact mill productivity and costs in the first quarter of 2007.

Wood Products

Revenues from the Company’s Wood Products business totaled $374.3 million in 2006 compared with $406.2 million in 2005, an eight percent decrease. The decrease primarily related to lower lumber prices and lower volumes sold, offset in part from the inclusion of a full year of volume from the Fort St. James mill acquired on April 25, 2005 and an estimated $7.1 million increase from the effect of the strengthening of the Canadian dollar on Canadian dollar revenues. Wood Products generated an operating loss before lumber duty refund for prior years, corporate expenses, interest and income taxes of $10.5 million in 2006, compared with operating income of $2.9 million in 2005. EBITDA from Wood Products totaled $2.4 million in 2006 compared with $13.2 million in 2005. The 2006 results included $3.0 million of lumber import duties and $3.2 million of lumber export taxes compared with $37.3 million of lumber import duties in 2005.

Mill lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $293 per thousand board feet for 2006 compared with $346 per thousand board feet for 2005. The Company’s lumber sales prices averaged $377 per thousand board feet for 2006, compared with $405 per thousand board feet for 2005, a decrease of $28 per thousand board feet, or seven percent. In the fourth quarter of 2006, lumber revenues were reduced by $0.6 million as a result of realization of cash flow hedges. Lumber sales volume decreased two percent to 871.8 million board feet in 2006 from 885.8 million board feet in 2005. Fourth quarter shipments were 187.6 million board feet, a reduction of 12 percent from third quarter shipments of 214.4 million board feet. The reduction in shipments reflects the continued decline in demand as a result of the significant downturn in residential housing construction combined with normal seasonal slowing during the period. Revenues from the sale of chips, logs and other decreased $1.3 million in 2006 compared with 2005, primarily due to a decrease in the volume and price of chips sold, offset in part by an increase in log sales.

Wood Products cost of sales was $378.0 million in 2006 compared with $397.2 million in 2005, a five percent decrease. Total cost of sales comparisons were affected by the full year inclusion of the Fort St. James sawmill in the 2006 amounts. Per thousand board feet, the average cost of lumber sold in 2006 was three percent lower compared with 2005. Wood Products cost of sales in 2006 excludes $12.1 million of lumber import duties refunded in 2006. Lumber import duties of $3.0 million and lumber export taxes of $3.2 million were charged to cost of sales in 2006 compared with $37.3 million of lumber import duties in 2005. The change in the amount of lumber import duties and export taxes included in 2006, compared with 2005, decreased the average cost per thousand board feet of lumber sold in 2006 by eight percent and all other costs increased five percent. Lumber inventory write-downs were $3.9 million at December 31, 2006 compared to no lumber inventory write-downs at December 31, 2005. Inventory write-downs reflect the difference between production costs and anticipated sales prices of period-end inventories. A significant factor affecting Wood Products cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar strengthened significantly between 2005 and 2006 and the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $18.3 million increase in Wood Products cost of sales, or a five percent increase in the average cost per thousand board feet of lumber sold in 2006. Lower log costs in 2006 were offset in part by higher production costs related to training and equipment operational issues at the Company’s Grand Forks sawmill due to integration of the new planer installed at the end of the first quarter of 2006. These startup issues were largely resolved in the fourth quarter of 2006. The Company also recorded employee severance costs of $1.0 million and accelerated depreciation of $0.1 million in Wood Products cost of sales in 2006 as a result of its decision announced in January 2006 to convert its Midway operations into a rough-cut sawmill that transfers cut lumber to Grand Forks for further processing. Such costs recorded in the fourth quarter of 2005 were $0.3 million of employee severance and $0.3 million of accelerated depreciation.

Lumber production totaled 883.4 million board feet in 2006 compared with 883.8 million board feet in 2005. The year-over-year decrease in production primarily resulted from reduced production from the Midway sawmill due in part to the planned reduction in its operations related to the Grand Forks sawmill expansion and in part to downtime taken at Midway in the second and third quarters of 2006 due to lack of logs. This decrease was offset in part by a full 12 months of production in 2006 at Fort St. James. In 2006, 1.3 million cubic meters of timber for the Canadian mills was obtained under tenure agreements and 1.5 million cubic meters was acquired in open log markets. This compared with 1.7 million cubic meters and 1.1 million cubic meters, respectively, in 2005. The average cost in Canadian dollars per cubic meter of tenure acquired logs in 2006 decreased three percent compared with 2005. Average purchased log costs in Canadian dollars per cubic meter in 2006 decreased seven percent compared with 2005.

Lumber Duty Refund for Prior Years

In the fourth quarter of 2006, the Company received $127.5 million from Export Development Canada (EDC) pursuant to its assignment to the EDC of its rights to the refund of lumber import duties. Of this amount, $101.2 million was a refund of duties that the Company paid to the U.S. Department of Commerce from May 22, 2002 to December 31, 2005.

Selling, General and Administrative Expenses, Interest and Income Taxes

Selling, general and administrative (SG&A) expenses for 2006 totaled $45.1 million compared with $39.2 million in 2005, an increase of $5.9 million. The 2006 year included a $4.5 million increase in environmental reserves associated with two former sawmill locations whereas 2005 SG&A included the benefit of a $0.8 million reversal of a portion of such reserves. Additionally, as a result of improved financial performance, 2006 includes an increase of $3.2 million in employee incentive plan costs. After adjusting for these items, 2006 SG&A costs decreased $2.6 million compared to 2005, primarily due to $1.0 million in non-recurring expenses incurred in 2005 to assist the Company in obtaining Canadian research and experimental tax credits and a reduction of $1.6 million in costs associated with obtaining debt covenant waivers and utilizing financial consultants. Other changes in SG&A include the termination of the Receivables Purchase Agreement in June 2006, which reduced costs by $0.8 million, an increase to pulp commissions of $0.4 million and an increase to equity compensation of $0.3 million due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), which required expensing of stock options.

Interest expense in 2006 was $37.0 million compared with $21.9 million in 2005. The increase in interest expense was primarily due to increased interest rates under the Company’s new credit agreement and increased borrowings. The Company amortized $2.2 million and $1.0 million of debt discount and issue costs as part of interest expense in 2006 and 2005, respectively. Interest expense capitalized on construction in progress was $0.3 million and $0.4 million in 2006 and 2005, respectively. The Company’s weighted average interest rate on its outstanding debt was 11.6 percent at December 31, 2006 compared with 7.3 percent at December 31, 2005.

Interest income in 2006 was $15.1 million compared with $0.3 million in 2005 primarily resulting from $14.2 million in interest received on the lumber import duty refunds and from interest earned on the retained proceeds of the duty refund.

The Company’s effective tax rate was 20 percent for 2006 compared with an effective tax benefit rate of two percent for 2005. The 2006 tax rate resulted from the taxable effect of current year income and the recording of additional deferred tax liabilities for undistributed Canadian earnings of $5.1 million partially offset by a Canadian income tax rate reduction of $3.5 million, a reversal of prior year’s valuation allowance in the fourth quarter of $6.7 million resulting from current year income, and the reversal of prior year’s tax liabilities of $1.6 million, including $0.8 million associated with the expiration of the statute of limitations for the 2001 tax year in Canada.

At December 31, 2006, the Company had total deferred tax assets of $73.7 million. The Company’s deferred tax assets include U.S. federal and state deferred tax assets of $44.9 million, with the most significant being net operating loss carryforwards. At December 31, 2006, the Company had available $68.9 million of U.S. net operating loss carryforwards expiring as follows: 2020, $2.4 million; 2021, $21.5 million; 2022, $26.4 million and 2023, $18.6 million. The Company also had state net operating loss carryforwards of $36.0 million that expire between 2015 and 2018, and alternative minimum tax credit carryforwards of $0.6 million that may be carried forward indefinitely.

One of the Company’s tax planning strategies involves potential future distribution of earnings from its wholly-owned Canadian subsidiary, Pope & Talbot, Ltd. (Limited) to utilize its U.S. deferred tax assets. Under U.S. generally accepted accounting principles (GAAP), such distributions of future earnings can be considered as part of a tax planning strategy in determining the need for and the amount of a valuation allowance for deferred tax assets only to the extent deferred income tax liabilities have been recognized for existing undistributed earnings or earnings that have been distributed in the past. Accordingly, in 2006 the Company recognized additional deferred tax liabilities of $6.4 million, of which $4.7 million and $0.4 million were charged to the tax provision for federal and state taxes, respectively, and $1.3 million decreased accumulated other comprehensive income through the foreign currency translation adjustment.

In 2006, Canada enacted an income tax rate reduction of 3.12 percent, with the first reduction of 1.62 percent effective January 1, 2008, a 0.5 percent reduction effective January 1, 2009 and the final rate reduction of 1.0 percent effective January 1, 2010. This reduces the Company’s overall tax rate in Canada from 34.12 percent to 31 percent for income earned in 2010 and after. The Company had previously provided net deferred tax liabilities in Canada at the 34.12 percent rate. The impact of adjusting the deferred tax liabilities to reflect the lower future rates was a benefit of $3.5 million recognized in 2006.

The Company has relied on tax planning strategies to support its determination that it is more likely than not that U.S. federal and state net operating loss carryforwards and other deferred tax assets would be utilized before expiration. At December 31, 2005, the Company determined that it could no longer conclude as of that date that all of its tax planning strategies would continue to be viable and prudent in light of its financial performance. GAAP requires the Company to record a valuation allowance against deferred tax assets if the Company is unable to determine that it is more likely than not that the deferred tax assets will be realized. Accordingly, at December 31, 2005, the Company recorded a $24.1 million valuation allowance against certain of those deferred tax assets resulting in a reduction in the tax benefit of $22.3 million and a reduction to other comprehensive income of $1.8 million.

Due to the generation of earnings in the current year, the timing of the reversal of its deferred tax assets and deferred tax liabilities and the reliance on tax planning strategies, the Company has determined that it can utilize some of its deferred tax assets for which it had previously established a valuation allowance. This enabled the Company to release $6.2 million, net, of the valuation allowance to the tax provision in 2006. Additionally, the Company released $13.2 million of the valuation allowance in connection with the intercompany sale of the

Halsey manufacturing assets as described in the next paragraph, which did not benefit the 2006 tax provision. The valuation allowance affecting accumulated other comprehensive income increased by $14.9 million substantially all of which was due to the Company’s adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS 158) and recognition of the resulting tax benefits for the increase in recorded pension liabilities. Future releases of this portion of the valuation allowance will generally benefit the tax provision.

On June 28, 2006, in conjunction with the repayment and termination of the Company’s Halsey pulp mill lease financings, the Company sold its Halsey manufacturing assets to Limited in a transaction that generated approximately $13.0 million of taxable gain for U.S. federal and state income tax purposes. This gain will be offset by current U.S. losses and by net operating loss carryforwards that otherwise would have expired in 2012 and 2020. Due to the inter-company nature of the sale, the tax effects of the gain for book purposes were deferred and recorded as a deferred charge on the balance sheet. As the Company’s U.S. deferred tax assets were subject to valuation allowances at the time of the sale, $13.2 million of valuation allowance was released to the deferred charge, eliminating it, with no benefit to the tax provision at the time of the sale. Limited realized a $35.7 million increase in the tax basis of the Halsey manufacturing assets, which will be recognized over their estimated 14 year average book life. The difference between the increase in basis and the tax gain recognized was due to the Halsey mill sale/leaseback transaction having been previously reported as taxable income at lease inception. To the extent that Limited is able to benefit from the depreciation deductions related to the increased basis in Canada, the Company’s tax provision will benefit over time by an aggregate amount approximately equal to the $13.2 million release of valuation allowance. During 2006, with the recognition of the duty refunds, Limited realized $0.5 million of this benefit through the tax provision.

During 2006, the Company settled its 2001 and 2002 Canadian income tax obligations, without an adverse impact. The Company released $1.6 million of previously established tax liabilities for potential tax assessments, including $0.8 million associated with the expiration of the statute of limitations for the 2001 tax year.

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

Pulp cost of sales was $445.1 million in 2005, compared with $407.0 million in 2004, an increase of nine percent. Per metric ton, the average cost of pulp sold increased four percent in 2005 compared with 2004. A significant factor affecting pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar strengthened significantly in 2005, and the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate from 2004 to 2005 resulted in an approximate $22.8 million increase in pulp cost of sales, or a five percent increase in the average cost per metric ton of pulp sold in 2005. Excluding the effect of a stronger Canadian dollar, the average cost per ton of pulp sold was one percent lower in 2005 compared with 2004, primarily as a result of lower fiber costs and the favorable impact of lower man-hours per ton of pulp production, offset in part by higher freight, chemical and energy costs. Pulp inventory write-downs totaled $1.4 million at December 31, 2005, compared with $0.8 million at year-end 2004. Inventory write-downs reflect the difference between production costs and anticipated sales prices of year-end inventories. The Company’s finished pulp inventory levels at December 31, 2005 were approximately 27 days of shipments.

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

Selling, General and Administrative Expenses, Interest and Income Taxes

Selling, general and administrative (SG&A) costs totaled $39.2 million in 2005 compared with $34.2 million in 2004. The 2004 year included $1.9 million in bad debt expense and $2.0 million of employee incentive plan costs, and no such costs were incurred in 2005. After adjusting for these 2004 expenses, 2005 SG&A expenses increased $8.9 million, primarily due to $2.1 million in wage related costs for general wage increases and certain added positions, $1.9 million for legal and other costs associated with obtaining lease amendments and debt covenant waivers, $1.1 million for financial consultants, $1.0 million in professional services to assist the Company in obtaining Canadian research and experimentation tax credits, $0.8 million in increased costs associated with the Company’s sale of accounts receivable under its then outstanding Receivable Purchase Agreement, $0.6 million in increased audit fees, and $0.5 million in pulp commissions as a result of higher sales volumes. Additionally, SG&A increased $0.4 million due to the change in the average exchange rate used to translate SG&A expenses incurred in Canadian dollars into U.S. dollars. The 2005 increase in SG&A was offset in part by the benefit of a $0.8 million reversal of a portion of the environmental reserves associated with a former sawmill location due to an update in cost estimates. The remainder of the increase was related to several other general corporate and selling expenses.

Interest expense in 2005 was $21.9 million compared with $20.6 million in 2004. In 2005 the Company increased borrowings under its revolving credit lines, as reflected in the Consolidated Statements of Cash Flows, by $96.8 million and paid down other long-term debt by $4.9 million. Additional interest expense associated with higher borrowings under the revolving credit lines in 2005 was offset by lower interest expense associated with the Halsey Mill financing and an increase in interest capitalized on construction in progress.

The Company’s effective tax benefit rate was two percent for 2005 compared with an effective tax rate of 23 percent for 2004. The low tax benefit rate resulted from a $22.3 million tax expense related to the establishment of a valuation allowance against the Company’s U.S. federal and state deferred tax assets, partially offset by the recognition of tax benefits in Canada due to the following discrete items: an income tax rate reduction, the recognition of tax credits for research and experimentation costs and the recording of a tax benefit on a pool of amortized costs not previously tax benefited.

At December 31, 2005, the Company had total deferred tax assets of $63.3 million, including significant U.S. federal and state net operating loss carryforwards. Up to December 31, 2005, the Company relied on tax planning strategies to support its determination that it was more likely than not that these carryforwards and other deferred tax assets would be utilized before expiration. At December 31, 2005, it was determined that the Company could no longer conclude as of that date that all of its tax planning strategies would continue to be viable and prudent in light of year-end losses and preliminary indications of first quarter 2006 results. Accordingly, at December 31, 2005, the Company recorded a $24.1 million valuation allowance against those deferred tax assets resulting in a reduction in the tax benefit of $22.3 million and a reduction to other comprehensive income of $1.8 million.

The Province of British Columbia reduced its income tax rate 1.5 percent effective July 1, 2005. This reduced the Company’s overall tax rate in Canada from 35.62 percent to 34.79 percent for income earned throughout 2005 and to 34.12 percent in 2006 and after. The Company had previously provided net deferred tax liabilities in Canada at the 35.62 percent rate and recorded a $1.5 million tax benefit as a result of this change. The Company previously filed a claim with the Canadian tax authorities for research and experimentation tax credits for the 2001 and 2002 tax years. The claim was settled in 2005, resulting in the recognition of a $2.5 million tax benefit. Also during 2005, it was determined that a pool of timber tenure costs amortized for financial statement purposes in prior periods had not been tax benefited and should have been, resulting in a $1.2 million tax benefit.

In December 2005, the Company sold its Spearfish manufacturing assets to its wholly-owned Canadian subsidiary, Pope & Talbot, Ltd., in a transaction that generated approximately $21.0 million of taxable gain for U.S. federal and state income tax purposes. This taxable gain was offset by U.S. net operating loss carryforwards that otherwise would have expired in 2011 and 2012, resulting in a $7.6 million decrease in the Company’s balance of U.S. deferred tax assets. Because of the inter-company nature of the sale, the $7.6 million in income tax expense for book purposes was deferred and recorded as a deferred charge on the balance sheet as of December 31, 2005. This deferred charge is being amortized over the book lives of the Spearfish assets, which is estimated to be approximately 10 years. The sale also resulted in a $21.0 million increase to the tax basis of the assets for Limited, which will be recognized over the estimated lives of the Spearfish assets. As this benefit is expected to substantially offset the annual amortization of the deferred charge, this transaction is expected to result in an overall minimal effect on the Company’s earnings over time while effectively utilizing U.S. deferred tax assets in 2005.

Liquidity and Capital Resources

The Company’s total debt to total capitalization ratio was 73 percent at December 31, 2006 compared with 75 percent at December 31, 2005 and 82 percent at September 30, 2006. The debt ratio decreased as compared to each of the prior periods due to a reduction in outstanding debt and an increase in shareholders’ equity. Total debt decreased $11.1 million in 2006, and $68.2 million in the fourth quarter of 2006. The decrease in outstanding debt at December 31, 2006 was primarily due to the mandatory prepayment of term debt as a result of cash received from the lumber duty refunds. Stockholders’ equity increased $8.4 million in 2006, and $36.2 million in the fourth quarter of 2006. The increase in stockholders’ equity was primarily due to net income for 2006, partially offset by the effect of the Company’s adoption of SFAS 158, which reduced equity $37.2 million.

The Company’s primary cash requirements in 2006 as reflected in the Consolidated Statement of Cash Flows, included $27.2 million for capital expenditures, $16.8 million for reduction of debt, $19.1 million in fees associated with the new senior secured credit agreement and $4.2 million for debt extinguishment costs primarily associated with repayment of the Halsey pulp mill lease financings. The Company also repurchased $15.1 million of accounts sold under its former receivables purchase agreement in the second quarter of 2006 and terminated that agreement; all such accounts were collected within 90 days of repurchase. Cash requirements in the fourth quarter of 2006 included $5.8 million for capital expenditures, a $21.3 million net reduction in accounts payable and other accrued liabilities, and a $63.0 million mandatory principal prepayment of the Company’s term debt. The Company’s weighted average interest rate on outstanding debt was 11.6 percent at December 31, 2006 compared with 7.3 percent and 8.1 percent at December 31, 2005 and 2004, respectively.

Operating Activities

The Company funds its ongoing operations primarily through cash from operations and borrowings under credit facilities. The primary drivers of net cash from operations are prices the Company receives for its products, fluctuations in the Canada to U.S. dollar exchange rate and Canadian export taxes paid on lumber exported to the United States.

Net cash provided by operating activities was $79.4 million in 2006 compared with net cash used for operating activities of $14.4 million in 2005 and net cash provided by operating activities of $35.7 million in 2004. The increase in net cash provided by operating activities in 2006 primarily related to the refund of lumber import duties and higher pulp sales prices, offset in part by lower lumber sales prices, and lower pulp and lumber sales volumes. Significant changes in working capital in 2006, as reflected in the Consolidated Statements of Cash Flows, included: an increase in accounts receivable of $13.8 million primarily due to the termination of the Company’s receivable purchase agreement in June 2006, offset by lower pulp and lumber sales volumes and lower lumber prices; a decrease in accounts payable and accrued liabilities of $11.6 million; an increase in current income taxes payable of $10.4 million and an increase in inventories of $3.3 million. Other, net of $2.0 million in the 2006 cash flows from operating activities, primarily related to changes in non-current assets and liabilities.

Net cash provided by operating activities was $87.2 million in the fourth quarter of 2006 primarily due to the receipt of the lumber import duty refunds during the quarter. Significant changes in working capital in the fourth quarter of 2006 included a $20.3 million increase in inventories primarily due to higher pulp, lumber and sawlog inventories, a $7.2 million decrease in accounts receivable due to lower pulp and lumber shipments coupled with lower lumber prices and a $21.3 million reduction in accounts payable and accrued liabilities due to payment in the fourth quarter of accrued interest on the outstanding 8 3/8% Notes and Debentures and otherwise generally due to timing of settlements of accounts payable. Pulp inventories increased $15.7 million due to the timing of customer shipments and an inventory build in anticipation of the planned Halsey mill maintenance shutdown in the first quarter of 2007. The normal seasonal pattern for the Company requires a build of log inventories during the fourth and first quarters to allow the Company’s sawmills to operate without interruption during the “break-up” period each spring when northern forests thaw and muddy conditions curtail logging operations for one to two months.

Significant changes in working capital in 2005 included: an increase in accounts receivable of $13.3 million primarily due to higher sales volumes of pulp and lumber, offset in part by lower sales prices; a decrease in current income taxes payable of $9.7 million as a result of the payment of accrued 2004 taxes in 2005 and taxable losses in 2005 for which available refunds were not received until 2006; and a decrease in inventories of $16.9 million primarily due to lower finished pulp and pulp raw material inventories. Inventory on the balance sheet decreased by only $3.3 million in the period due to the effect of the stronger Canadian dollar on the translated amounts of assets denominated in Canadian dollars and due to the purchase of initial Fort St. James inventory treated as an investing cash flow.

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

The current ratio at December 31, 2006 and 2005 was 2.5 to 1 and 1.3 to 1, respectively. The increase in 2006 primarily reflects the decrease in the current portion of long-term debt as the Halsey lease financing obligations were classified as current in 2005, but these obligations were repaid in 2006 and replaced with long-term borrowings, an increase in cash and cash equivalents held at December 31, 2006 due to the lumber import duty refunds received in the fourth quarter of 2006, net of mandatory debt prepayment and an increase in accounts receivable as a result of the termination of the Company’s receivable sales arrangement in June 2006.

Investing Activities

The Company invested $27.2 million, $43.7 million, and $25.2 million in capital expenditures in 2006, 2005 and 2004, respectively. Also during 2005, the Company acquired the Fort. St. James sawmill, including direct acquisition costs, for a total of $37.6 million. The Company anticipates that capital expenditures will approximate $25.0 million in 2007. These capital projects relate primarily to facility improvements, equipment modernization, environmental compliance and energy and cost-saving projects. The Company expects to finance these investments through cash generated from operations, existing cash balances, existing or future credit facilities, or other debt or equity issuances. Under the covenants of the Company’s new credit agreement, capital expenditures for the Company are generally limited to $30 million per year, with provision for some carryover of unspent amounts into the succeeding year. The Company’s capital spending limit for 2007 is $32.8 million.

Financing Activities

Net cash used for financing activities in 2006 was $40.1 million compared with net cash provided by financing activities of $88.2 million in 2005 and net cash used for financing activities of $13.3 million in 2004. Significant cash used for financing activities in 2006 included long-term debt repayment of $126.4 million of which $63.0 million was a mandatory term loan prepayment under the Company’s senior secured credit agreement, revolving borrowing repayments of $140.4 million, $19.1 million in fees associated with the new senior secured credit agreement and $4.2 million for debt extinguishment costs primarily associated with repayment of the Halsey pulp mill lease financings, partially offset by term debt borrowings of $250.0 million under the Company’s new credit facilities. The net cash provided by financing activities in 2005 was related to the additional debt of $96.8 million primarily required to fund cash outlays for capital expenditures and the acquisition of Fort St. James, partially offset by the payment of common dividends and the repayment of long-term debt. The use of cash for financing activities in 2004 primarily reflected the reduction of borrowings under revolving credit lines and long-term debt by $15.1 million and the payment of common dividends. Cash provided from issuance of treasury shares on exercise of stock options partially offset the cash used for the debt reduction.

Credit Facilities

On June 28, 2006, the Company borrowed $250.0 million under a new $325.0 million senior secured credit agreement. The Company used substantially all of the proceeds to terminate and repay outstanding borrowings under its prior Canadian and U.S. revolving credit facilities and its Halsey pulp mill lease financings, and to terminate and repurchase all outstanding receivables under its receivable sales arrangement. In November 2006, as a result of the lumber import duty refunds received, the Company made a $63.0 million mandatory prepayment on these borrowings.

The senior secured credit facility, as amended and prepaid as of December 31, 2006, is comprised of (1) a $75.0 million revolving facility, including provisions for cash borrowings and up to $35.0 million notional amount of letters of credit, and (2) two term loans for (i) $67.5 million due June 28, 2012, and (ii) $119.5 million due September 28, 2012. At December 31, 2006, the borrowing base under the revolving facility was $69.0 million and the Company was utilizing $18.2 million for outstanding letters of credit, leaving $50.8 million of total revolver availability for cash borrowings. There were no cash borrowings outstanding under the revolving facility at December 31, 2006. The borrowing base under the revolving facility is limited to certain eligible trade accounts receivable and inventories, reduced by bank products reserves and the aggregate of certain outstanding accounts payable balances. The new credit facilities are secured by substantially all of the assets of the Company and its subsidiaries.

At December 31, 2006, the Company was in compliance with the covenants of the credit agreement. Those covenants include a requirement to generate EBITDA, as defined, of at least $25 million for the four-quarter periods ended December 31, 2006 and March 31, 2007, EBITDA of at least $30 million for the four-quarter periods ended June 30, 2007 and September 30, 2007, EBITDA of at least $45 million for the year ended December 31, 2007, and increasing levels of required EBITDA for subsequent periods up to $70 million for the year ended December 31, 2009 and thereafter. For the year ended December 31, 2006, the Company generated EBITDA, as defined, of $39.4 million. Beginning effective March 31, 2009, another covenant will require the Leverage Ratio to be no more than 2.75-to-1 as of the end of each quarter. The credit facilities also include covenants that restrict the Company’s ability to pay dividends on its common stock unless and until EBITDA exceeds $55 million for any year and the Leverage Ratio, as defined, at the end of that year is no more than 2.75-to-1 and a limitation of annual capital spending as discussed above.

Financial Outlook

As further described above under Credit Facilities and in Item 8, Note 8, “Debt” of the Consolidated Financial Statements, on June 28, 2006, the Company entered into a new $325 million credit agreement and borrowed $250 million under the new facilities to terminate and repay all outstanding borrowings under its prior Canadian and U.S. revolving credit facilities and its Halsey pulp mill lease financings, and to terminate and repurchase all outstanding receivables under its receivable sales arrangement. In November 2006, as further described in Note 12, “Commitments and Contingencies— Import Duties,” the Company received $127.5 million representing substantially all of the lumber import duty refunds to which it was entitled and accrued interest earned thereon under the terms of the Canada—U.S. Softwood Lumber Agreement. As a result, the Company paid off all revolver borrowings and made a $63.0 million mandatory prepayment, without penalty, of term borrowings under its new credit agreement.

Effective December 31, 2006, the Company entered into a second amendment to the credit agreement which improved terms for cash borrowing under the revolving portion of its credit facilities; reduced certain EBITDA covenant thresholds in recognition of new accounting pronouncements and eliminated prepayment penalties for voluntary prepayment of term loans other than a voluntary prepayment in full.

As of December 31, 2006, the Company had working capital of $155.8 million including cash balances of $19.1 million. Cash borrowing availability under its revolving credit facility was $50.8 million and the Company was also utilizing $18.2 million of this facility for letters of credit. The Company expects to meet its future cash requirements through a combination of cash generated from operations, existing cash balances and existing or future credit facilities. The Company cannot assure, however, that its business will generate sufficient cash flow from operations or that it will be in compliance with the financial covenants of its debt agreement so that future borrowings thereunder will be available to the Company.

In their report on the Company’s 2006 financial statements, the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern due to uncertainty over the Company’s ability to comply with financial covenants in future periods.

If necessary, the Company will seek waivers of the financial covenants under its existing credit agreement. The Company continues to consider possible asset sales or potential equity issuances to generate cash, reduce debt and improve the balance sheet. Under the terms of its credit agreement, such proceeds are subject to certain mandatory and optional prepayment provisions and may require prepayment premiums. The Company’s continuation as a going concern is ultimately dependent upon its future financial performance, which will be affected by general economic, competitive and other factors, including those discussed under Part I, Item 1A “Risk Factors,” many of which are beyond the Company’s control. There can be no assurance that the Company’s plans to ensure continuation as a going concern will be successful.

The Company may offer common stock to the public in the future, subject to market conditions. In 2004, the Company filed, and the Securities and Exchange Commission (SEC) declared effective, a Registration Statement on Form S-3 (commonly known as a “shelf registration”) pursuant to which the Company is eligible, from time to time, to sell for cash to the public up to $100,000,000 of common stock, preferred stock, senior debt securities or subordinated debt securities.

On January 18, 2007, Moody’s Investor Service downgraded the Company’s senior unsecured debt and corporate family debt ratings to Caa3 and Caa1 with a stable outlook, respectively, from Caa2 and B3 with a stable outlook. As of December 31, 2006, Standard & Poor’s Rating Services rating for the Company’s senior unsecured debt and corporate credit rating was CCC and B-, respectively, with a negative outlook.

Off-Balance-Sheet and Other Contractual Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have any effect on its current or future financial condition, results of operations or cash flows.

The table below summarizes the Company’s fixed, noncancelable contractual obligations as of December 31, 2006. The current portion of long-term liabilities has been included in the table:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(thousands)
Long-term debt	$474	$1,700	$3,979	$314,797	$320,950
Operating leases	4,925	6,118	1,266	96	12,405
Financial derivative contracts	1,934	—	—	—	1,934
Purchase obligations:
Raw materials(a)	18,128	4,790	1,864	328	25,110
Energy(b)	9,056	465	465	—	9,986
Other	446	93	—	—	539
Other long-term liabilities reflected on the Consolidated Balance Sheets(c):
Reforestation	6,457	4,166	1,258	153	12,034
Other	997	2,325	2,929	3,127	9,378

	$42,417	$19,657	$11,761	$318,501	$392,336

(a)	Raw materials include timber under contract, chips, sawdust and chemicals. The Company does not incur liabilities under its Canadian timber tenure agreements for the cost of timber until it has been harvested.
(b)	The Company enters into contracts for the purchase of natural gas and electricity. These obligations represent the face value of the contracts and do not consider resale value.
(c)	Pension and other postretirement benefit obligations are not included in the table above. The Company expects to incur cash outlays of $7.3 million related to these Company sponsored plans in 2007. Pension contributions beyond 2007 are dependent on the future economic environment and investment return on pension trust assets. Postretirement medical, dental and life insurance plans are unfunded and the cost of approved claims is paid from operating cash flows. Future cash requirements will reflect health care cost trends, demographic changes, and changes in participant premiums, co-pays and deductibles. See Footnote 10, “Pension and Other Postretirement Plans” of the Notes to the Consolidated Financial Statements.

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

Deferred Taxes

Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. Judgment is applied in determining whether deferred tax assets will be realized in full or in part. The Company has considered reversals of temporary differences and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. The Company has recorded a valuation allowance to reduce its U.S. deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine in the future that it would be able to realize its U.S. deferred tax assets in excess of its net recorded amount, an adjustment to decrease the valuation allowance would generally increase income in the period in which such determination was made. Conversely, if the Company was to determine in the future that it would not be able to realize all or part of its net deferred tax asset, an adjustment to increase the valuation allowance on such net deferred tax assets would be recorded, and generally such adjustment would be charged to expense in the period this determination was made.

The Company has implemented certain tax planning strategies to generate taxable income in the U.S. to utilize net operating loss carryforwards that might otherwise expire and utilize other deductible temporary differences. The principal tax planning strategy involves the potential future repatriation from a Canadian subsidiary of income taxed at a rate in Canada lower than U.S. tax rates. This strategy depends on the generation over time of sufficient income by Canadian operating subsidiaries. The strategy would also be disadvantaged if ongoing losses are incurred in the U.S. that prevent the Company from using the repatriated earnings to realize available net operating loss carryforwards. At December 31, 2006, the Company had total deferred tax assets of $73.7 million. Included in this total were U.S. federal and state deferred tax assets of $44.9 million. U.S. net operating loss carryforwards are the most significant component of the U.S. deferred tax assets. As a result of losses at the Canadian subsidiary, as of December 31, 2005 the Company could no longer determine that it was more likely than not that it would generate sufficient income to utilize all of the deferred tax assets. Therefore, a valuation allowance of $24.1 million was established of which $22.3 million was charged to the tax provision in 2005. At December 31, 2006, the Company had a valuation allowance of $19.6 million recorded against its net deferred tax assets as realization of certain deductible temporary differences was not considered to be more likely than not. The realization of the remaining deferred tax asset is not assured, and the need to record additional valuation allowances against U.S. deferred tax assets could result if the estimated benefits realizable from tax planning strategies are reduced.

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

The key assumptions in estimating these cash flows are future: pricing of commodity products, estimates of expenses to be incurred, foreign exchange rates and capital expenditures. The assumptions regarding pricing are based on price projections estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. The Company’s estimates of future expenses are based on internal planning models and the expectation that the Company will generally continue to increase production efficiency and productivity to offset the effects of inflation.

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

Pension and Other Postretirement Benefits

The Company sponsors several qualified and nonqualified pension and postretirement benefit plans for its employees. The Company currently uses a September 30 measurement date for plan assets and liabilities; however, SFAS 158 requires conversion to a December 31 measurement date by the end of the 2008 fiscal year.

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

At September 30, 2006, the Company reduced its expected rate of return used for both its U.S. and Canadian plans, with the weighted average rate of return on plan assets for U.S. and Canadian plans decreasing to 8.0 percent from 8.4 percent for the prior year. Each 0.5 percent reduction in the expected return on assets is expected to increase estimated 2007 pension expense by approximately $0.5 million.

At September 30, 2006, the Company increased the discount rate used for its U.S. plans, with the weighted average discount rate for its U.S. and Canadian plans increasing to 5.5 percent from 5.4 percent one year ago. Pension and postretirement benefit costs for 2007 will be based on the 5.5 percent assumed discount rate. Based on estimated 2007 expenses, each 0.5 percent reduction in the assumed discount rate is expected to increase pension and postretirement benefit costs by approximately $1.5 million.

Environmental Matters

The Company is required to make estimates of the costs of remediation for certain contaminated formerly and currently operated mill sites. The ultimate costs to the Company for the investigation, remediation and monitoring of these sites cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to obtain regulatory approvals and to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. Due to the numerous variables, some of which are beyond the Company’s control, associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. In accordance with GAAP, when the estimate of a probable loss is a range, the minimum amount in the range is accrued when no estimate within the range is better than another. In making these judgments and assumptions, the Company considers, among other things, the activity to-date at particular sites and information obtained through consultation with applicable regulatory authorities and third party consultants and contractors. The Company has also considered the obligation or willingness and ability of third parties to bear an allocated or proportionate share of the cost of these activities, but currently assumes it will bear the entire cost of remediation at these sites.

The Company has recognized liabilities for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. The Company regularly monitors its exposure to environmental loss contingencies and, as additional information becomes available, the estimates may change. The Company has recognized environmental remediation expense (benefit) of $4.5 million, $(0.8) million and $0.3 million in 2006, 2005 and 2004, respectively. The Company spent $0.5 million, $0.6 million and $1.3 million on environmental remediation in 2006, 2005 and 2004, respectively, which amounts were charged against the environmental reserves accrued. As of December 31, 2006, the Company had recorded estimated liabilities totaling $7.9 million for environmental matters. In each case, amounts are based on the assumption that the remedial actions currently proposed by the Company will be approved by the applicable government agency or are otherwise sufficient to remediate the sites.

Reforestation

Approximately 87 percent of the Company’s current lumber capacity is located in the Canadian province of British Columbia. The Company primarily obtains its timber from the Provincial Government of British Columbia under a variety of timber harvesting licenses. Under these licenses, the Company is responsible for all reforestation costs (such as site preparation, planting, fertilizing, thinning and herbicide application) until the harvested land requires no further reforestation activity prior to the next harvest. The Company estimates reforestation costs based on its substantial experience in reforestation in British Columbia under the Province’s forestry regulations. A significant portion of the reforestation costs occur during the first five years after harvest. The remaining costs are incurred until the harvested land is “free to grow,” generally seven to twelve years after initial planting. Whereas it is possible to reasonably estimate the costs of labor and materials required for reforestation activities, it is not possible to predict the impact of natural disasters, such as windstorms, droughts and forest fires, or the possibility of changes in the Province’s regulations. Due to the numerous variables associated with these judgments and assumptions, and the effects of governmental regulation, weather and forest fires, both the precision and reliability of the resulting estimates of the related liabilities are subject to uncertainties. As additional information becomes available, the estimates may change. At December 31, 2006, the Company’s total reforestation liability was $12.0 million. The Company recognized expenses related to reforestation activities of $4.6 million, $7.4 million and $5.1 million for the years 2006, 2005 and 2004, respectively. Cash expenditures for reforestation activities totaled $6.6 million, $5.6 million and $4.7 million for the corresponding periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Financial Market Risk

The Company’s exposure to market risk for interest rates relates primarily to long-term debt, although the Company owned short-term interest-bearing investment securities of $10.0 million at December 31, 2006 which all were considered to be cash equivalents. The Company’s investment in marketable securities at December 31, 2005 was not significant. The Company’s debt is 42 percent fixed rate with 58 percent of total debt at variable rates at December 31, 2006. The annual impact on the results of operations of a one percentage point interest rate change on the outstanding balance of its variable debt as of December 31, 2006 would be approximately $1.9 million; therefore interest expense could be significantly affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company’s net investment in Canadian operations. The Company’s net investment in Canadian subsidiaries is not hedged. The net assets of Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $250.1 million at December 31, 2006. The potential change in these net assets resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $25.0 million at December 31, 2006. Any gain or loss in net asset value would be reflected as a cumulative foreign currency translation adjustment. The change in net asset value would not affect cash flows or reported net income or loss of the Company, but would increase or decrease accumulated other comprehensive income which is a component of stockholders’ equity.

The Company’s reporting currency is the U.S. dollar; however, a substantial portion of its manufacturing operations are in Canada and therefore a substantial portion of its expenses are incurred in Canadian dollars. Also, the functional currency of the majority of the Company’s foreign subsidiaries is the Canadian dollar, so these subsidiaries are subject to monthly remeasurement gains and losses on their U.S. dollar denominated monetary assets and liabilities. The Company has established a foreign currency hedging program using foreign currency forward contracts to hedge U.S. dollar denominated financial assets, liabilities and forecasted transactions of its Canadian subsidiaries. The goal of this hedging program is to mitigate the effect of foreign currency exposure on the operating margin.

Non-designated Forward Foreign Exchange Contracts

The Company does not engage in hedging specific individual transactions when addressing currency risks associated with monetary assets and liabilities that are remeasured through income, primarily U.S. dollar denominated debt, cash and cash equivalents, and accounts receivables of its Canadian subsidiaries. Instead, it uses derivatives to manage overall exposure levels for specific currencies. The Company records all related forward foreign exchange contracts on the balance sheet at fair value. Forward foreign exchange contracts receivable are included in prepaid expenses while forward foreign exchange contracts payable are included in other accrued liabilities in the consolidated balance sheet. Changes in the fair value of these instruments are included in earnings as part of cost of sales offsetting the effect of remeasurement of monetary assets and liabilities.

Cash Flow Hedges

The Company has identified and quantified currency risks associated with Canadian operations where sourcing and manufacturing costs are primarily denominated in Canadian dollars and the related revenues are primarily denominated in U.S. dollars. During 2006, to mitigate the risk to its operating margin, the Canadian subsidiaries entered into forward contracts to purchase U.S. dollars and designated these as cash flow hedges. The cash flow hedges are carried on the Company’s balance sheet at fair value with the effective portion of the gains or losses of the derivatives included in accumulated other comprehensive income (loss). Forward foreign exchange contracts receivable are included in prepaid expenses while forward foreign exchange contracts payable are included in other accrued liabilities in the consolidated balance sheet. All other components of the derivatives, such as time value, are excluded from the assessment of effectiveness and included in cost of sales. For the year ended December 31, 2006, such excluded components were $0.4 million. The Company had not entered into similar contracts during 2005. When the forecasted transaction occurs, the related gain or loss on the cash flow hedge is reclassified to revenue. The forward foreign exchange contracts generally expire within four to five months but no longer than 12 months. At December 31, 2006, the Company expects to reclassify the entire amount of $1.7 million of unrealized losses in accumulated other comprehensive income to earnings before income taxes during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

Derivative financial instruments involve elements of market and credit risk not recognized in the financial statements. The market risk that results from these instruments relates to changes in foreign currency exchange rates, which are generally offset by changes in the value of the underlying assets or liabilities being held. Credit risk relates to the risk of nonperformance by the counterparty to one of the Company’s derivative contracts. The Company does not believe there is a significant credit risk associated with its hedging activities because the counterparty is a financial institution with an investment grade credit rating.

The table below provides information about the Company’s derivative financial instruments, comprised of forward foreign currency exchange contracts. The notional amounts reflected represent the U.S. dollar value of the contract amounts that will be delivered to the counter party on the settlement date:

	December 31, 2006			December 31, 2005
	Notional Amount Bought (Sold)	Average Rate	Fair Value	Notional Amount Bought (Sold)	Average Rate	Fair Value
	(dollars in thousands)
Non-designated forward contracts:
Forward foreign exchange contracts receivable	$70,000	1.114	$2,778	$(11,000)	1.181	$164
Cash flow hedges:
Forward foreign exchange contracts receivable	(10,000)	1.160	27	—	—	—
Forward foreign exchange contracts payable	(110,000)	1.138	(1,934)	—	—	—

The Company utilizes well-defined financial contracts in the normal course of its operations as a means to manage certain commodity price risks. The majority of these contracts are either index priced or fixed- priced contracts for future purchases of energy, primarily natural gas and electricity. When contracts do not meet the amended definition of “normal purchases or normal sales” they are recorded at fair value.

As of December 31, 2006, the Company had purchased forward natural gas contracts at market indexed and fixed-prices representing approximately 55 percent of its first quarter 2007 anticipated natural gas usage for its mills. Historically the Company’s forward purchase contracts for electricity and natural gas cover periods of twelve months or less. The Company buys forward 100 percent of its electricity requirements for its Halsey pulp mill, and at December 31, 2006, had purchased forward electricity through January 2007 at a market index price.

Item 8. Financial Statements and Supplementary Data

Pope & Talbot, Inc.

Consolidated Balance Sheets

	December 31
	2006	2005
	(thousands except per share)
Assets
Current assets:
Cash and cash equivalents	$19,058	$5,507
Restricted cash	1,801	—
Accounts receivable (less allowance of $2,147 in 2006 and $5,450 in 2005)	92,666	77,213
Inventories	130,137	126,236
Prepaid expenses	14,674	9,093

Total current assets	258,336	218,049

Properties:
Plant and equipment	821,559	806,432
Accumulated depreciation	(469,507)	(440,123)

	352,052	366,309
Land and timber cutting rights	19,754	20,092

Total properties, net	371,806	386,401

Other assets:
Deferred charge	6,847	7,562
Prepaid pension costs	—	9,914
Other	25,030	8,727

Total other assets	31,877	26,203

	$662,019	$630,653

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$474	$63,800
Accounts payable	43,473	59,091
Accrued payroll and related taxes	27,887	24,205
Income taxes payable	8,062	576
Other accrued liabilities	22,608	21,491

Total current liabilities	102,504	169,163

Long-term liabilities:
Long-term debt, net of current portion	320,476	268,200
Deferred income tax liability, net	15,689	9,042
Pension and postretirement benefits, net of current portion	85,025	55,644
Other long-term liabilities	17,900	16,572

Total long-term liabilities	439,090	349,458
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10 par value: 1,500,000 shares authorized; none issued	—	—
Common stock, $1 par value: 30,000,000 shares authorized; 17,208,496 shares issued	17,208	17,208
Common stock held in treasury, 845,308 and 903,403 shares, at cost	(13,262)	(13,966)
Additional paid-in capital	66,877	66,538
Retained earnings	76,509	31,190
Accumulated other comprehensive income (loss), net of tax	(26,907)	11,062

Total stockholders’ equity	120,425	112,032

	$662,019	$630,653

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Consolidated Statements of Operations

	Years Ended December 31
	2006	2005	2004
	(thousands except per share)
Revenues:
Pulp	$466,851	$442,635	$432,525
Wood Products
Lumber	328,436	359,089	290,766
Chips, logs and other	45,853	47,121	39,374

	374,289	406,210	330,140

Total revenues	841,140	848,845	762,665

Costs and expenses:
Pulp cost of sales	435,799	445,113	407,014
Wood Products cost of sales	377,997	397,193	286,799
Lumber duty refund for prior years	(101,209)	—	—
Gain on timber tenure take-back	—	(3,451)	—
Selling, general and administrative	45,112	39,172	34,170

	757,699	878,027	727,983

Operating income (loss)	83,441	(29,182)	34,682

Interest expense	(36,980)	(21,865)	(20,592)
Interest income	15,066	265	336
Loss on extinguishment of debt	(4,910)	—	—

Income (loss) before income taxes	56,617	(50,782)	14,426

Income tax provision (benefit)	11,298	(773)	3,299

Net income (loss)	$45,319	$(50,009)	$11,127

Net income (loss) per share:
Basic	$2.79	$(3.09)	$.70

Diluted	$2.79	$(3.09)	$.69

Weighted average shares of common stock outstanding:
Basic	16,250	16,208	15,902
Diluted	16,250	16,208	16,116

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31
	2006	2005	2004
	(thousands)
Cash flow from operating activities:
Net income (loss)	$45,319	$(50,009)	$11,127
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	42,160	38,130	37,672
Gain on sale of property and equipment	(739)	(805)	(310)
Gain on timber take-back	—	(3,451)	—
Loss on extinguishment of debt	4,910	—	—
Deferred tax provision	4,002	4,529	(1,271)
Bad debt expense	68	(98)	1,928
Stock compensation	933	515	200
Decrease (increase) in working capital:
Accounts receivable	(13,776)	(13,279)	(2,094)
Inventories	(3,327)	16,939	(21,851)
Prepaid expenses and other assets	(903)	(73)	1,731
Accounts payable and accrued liabilities	(11,638)	252	9,582
Income taxes payable, net	10,382	(9,725)	7,792
Other, net	2,002	2,700	(8,830)

Net cash provided by (used for) operating activities	79,393	(14,375)	35,676

Cash flow from investing activities:
Capital expenditures	(27,202)	(43,715)	(25,240)
Acquisition of sawmill	—	(37,596)	—
Restricted cash	(1,801)	—	5,000
Proceeds from timber take-back	—	4,031	—
Proceeds from sale of properties and equipment	1,668	425	516
Proceeds from maturities of short-term investments	—	—	101

Net cash used for investing activities	(27,335)	(76,855)	(19,623)

Cash flow from financing activities:
Net borrowings (repayments) under revolving credit lines	(140,382)	96,793	(10,647)
Proceeds from issuance of long-term debt	250,000	—	—
Repayments of long-term debt	(126,399)	(4,942)	(4,483)
Exercise of stock options	—	244	6,889
Cash dividends	—	(3,910)	(5,101)
Amounts paid for debt extinguishment costs including prepayment penalties	(4,239)	—	—
Amounts paid for debt issuance costs	(19,092)	—	—

Net cash provided by (used for) financing activities	(40,112)	88,185	(13,342)

Effect of exchange rate on cash	1,605	625	1,134

Increase (decrease) in cash and cash equivalents	13,551	(2,420)	3,845
Cash and cash equivalents at beginning of year	5,507	7,927	4,082

Cash and cash equivalents at end of year	$19,058	$5,507	$7,927

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Consolidated Statements of Stockholders’ Equity

(thousands)

					Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	17,208	$17,208	(1,553)	$(24,164)	$67,811	$79,083	$6,527	$146,465
Cash dividends ($.32 per share)	—	—	—	—	—	(5,101)	—	(5,101)
Issuance of shares under stock plans	—	—	587	9,471	(2,426)	—	—	7,045
Tax benefit related to exercise of stock options	—	—	—	—	1,188	—	—	1,188
Comprehensive income (loss):
Net income	—	—	—	—	—	11,127	—	11,127
Foreign currency translation (net of tax of $6,864)	—	—	—	—	—	—	5,826	5,826
Minimum pension liability adjustment (net of tax benefit of $1,612)	—	—	—	—	—	—	(2,916)	(2,916)

Total comprehensive income								14,037

Balance, December 31, 2004	17,208	17,208	(966)	(14,693)	66,573	85,109	9,437	163,634

Cash dividends ($.24 per share)	—	—	—	—	—	(3,910)	—	(3,910)
Issuance of shares under stock plans	—	—	63	727	(35)	—	—	692
Comprehensive income (loss):
Net loss	—	—	—	—	—	(50,009)	—	(50,009)
Foreign currency translation (net of tax of $369)	—	—	—	—	—	—	7,115	7,115
Minimum pension liability adjustment (net of tax benefit of $-0-)	—	—	—	—	—	—	(5,490)	(5,490)

Total comprehensive loss								(48,384)

Balance, December 31, 2005	17,208	17,208	(903)	(13,966)	66,538	31,190	11,062	112,032

Issuance of shares under stock plans	—	—	58	704	339	—	—	1,043
Comprehensive income (loss):
Net income	—	—	—	—	—	45,319	—	45,319
Foreign currency translation (net of tax of $1,321)	—	—	—	—	—	—	(88)	(88)
Unrealized losses on financial derivative contracts (net of tax benefit of $594)	—	—	—	—	—	—	(1,146)	(1,146)
Minimum pension liability adjustment (net of tax of $398)	—	—	—	—	—	—	462	462

Total comprehensive income								44,547
Adjustment to adopt Statement of Financial Accounting Standards No. 158 (net of tax benefit of $1,347)	—	—	—	—	—	—	(37,197)	(37,197)

Balance, December 31, 2006	17,208	$17,208	(845)	$(13,262)	$66,877	$76,509	$(26,907)	$120,425

The accompanying notes to consolidated financial statements are an integral part of these statements.

Pope & Talbot, Inc.

Notes to Consolidated Financial Statements

1. Accounting Policies

Business Description

Pope & Talbot, Inc. (the Company) is incorporated in the state of Delaware. The Company classifies its business into two operating segments: pulp and wood products. Pulp manufactures a broad range of pulp utilizing both wood chips and sawdust as fiber sources. Pulp is sold primarily to end users in the United States (U.S.), Europe and Asia. Wood products manufactures standardized and specialty lumber and sells residual wood chips. Lumber products are sold mainly in the U.S. and Canada to wholesalers, and wood chips are primarily sold to manufacturers of pulp in Canada.

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

As further described in Note 8, “Debt,” the Company entered into a new $325 million credit agreement and borrowed $250 million thereunder to terminate and repay all outstanding borrowings under its prior Canadian and U.S. revolving credit facilities and its Halsey pulp mill financings, and to terminate and repurchase all outstanding receivables under its receivable sales arrangement. In November 2006, as a result of lumber import duty refunds received, the Company made a $63.0 million mandatory prepayment on these borrowings. This credit agreement, as amended December 31, 2006, contains financial covenants including one based on defined EBITDA, which is tested on a quarterly basis. Compliance with this covenant cannot be assured because the Company’s results of operations are highly dependent on price fluctuations in pulp and lumber markets and on the Canadian to U.S. dollar exchange rate. Uncertainty over the Company’s ability to comply with the financial covenants of its senior secured credit agreement in future periods has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to meet its future cash requirements through a combination of cash generated from operations, existing cash balances and existing or future credit facilities. If necessary, the Company will seek waivers of the financial covenants under its credit agreement. The Company will also consider possible asset sales to generate cash and reduce debt, or potential equity issuances to generate cash and improve stockholders’ equity. The Company’s continuation as a going concern is ultimately dependent upon its future financial performance, which will be affected by general economic, competitive and other factors, many of which are beyond the Company’s control. There can be no assurance that the Company’s plans to ensure continuation as a going concern will be successful.

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

Resulting translation adjustments are recorded as a component of accumulated other comprehensive income or loss within stockholders’ equity. The effect of remeasurement of assets and liabilities of the Canadian subsidiaries denominated in currencies other than the Canadian dollar due to changes in exchange rates is recorded in cost of sales. The Company recorded foreign currency transaction and remeasurement losses of $0.1 million and $1.5 million for the years ended December 31, 2006 and 2005, respectively, and recorded foreign currency transaction and remeasurement gains of $2.7 million for the year ended December 31, 2004.

Restricted Cash

Under the terms of a commercial arrangement executed during the second quarter of 2006, the Company placed $1.8 million into an interest-bearing escrow account. The cash is restricted from use until the agreement is terminated or expires.

Inventories

Inventories are stated at the lower of cost or market. For lumber inventories at the sawmill in the U.S. and wood chip, sawdust, pulp logs, and wood fiber in pulp inventories at the Company’s three pulp mills, cost has been determined using the last-in, first-out (LIFO) method. For remaining inventories, cost has been determined using the average cost method which approximates the first-in, first-out (FIFO) basis. In accordance with Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” the Company recognizes abnormal amounts of idle facility expense, freight, handling costs and spoilage as current-period charges and allocates fixed production overhead to the costs of conversion based on the normal capacity of the production facilities.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for new facilities and those expenditures that substantially increase the useful lives of existing property, plant and equipment are capitalized as well as interest costs associated with major capital projects until ready for their intended use. Interest capitalized is determined by applying the Company’s effective interest rate to the accumulated capital costs during the construction period of a project and is amortized over the depreciable life of related assets. Capitalized interest was $0.3 million for 2006, $0.4 million for 2005 and was not significant in 2004. Upon sale or retirement of capitalized assets, the related cost and accumulated depreciation are removed from the accounts, with the resulting gain or loss included in the Consolidated Statements of Operations. Costs of maintenance and repairs are charged to expense as incurred.

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

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of an asset to the estimated undiscounted net future cash flows from the use and eventual disposition of the asset. The key assumptions in estimating these cash flows are future pricing of commodity products, future estimates of expenses to be incurred, future foreign exchange rates and future capital expenditures. If estimated future cash flows indicate the carrying value of an asset is not recoverable, impairment exists, and the asset’s book value is written down to its estimated fair value.

Timber Resources

In Canada, the Company obtains a substantial portion of its timber from the Provincial Government of British Columbia under timber harvesting licenses. The Canadian timber harvesting licenses allow, but do not require, the Company to remove timber from defined areas annually on a sustained yield basis. There are currently no annual minimum cut requirements; however, penalties are applied if the maximum annual allowable cut for the cut control period (generally five years) is exceeded by more than ten percent. The Company also purchases logs in Canada in the open market. The Company does not incur liabilities for the cost of timber until it has been harvested.

In the U.S., the Company obtains its timber from various public and private sources under timber harvesting contracts. The Company does not incur a direct liability for, or take ownership of, this timber until it has been harvested. Additionally, logs are purchased in the open market. At December 31, 2006, the Company’s best estimate of its total commitment at current contract rates under these contracts was approximately $8.0 million. The Company evaluates the need for recognition of a loss contract liability for its public and private timber harvesting contracts based on the estimated recoverability of total cost applied to such harvests, as measured by the total estimated harvesting and conversion costs compared to finished goods selling prices.

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

Annual Major Repairs (Shutdown Maintenance Costs)

In accordance with Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” the Company expenses shutdown maintenance costs for its pulp mills over the calendar year. The Company estimates the costs for its planned major maintenance activities and accrues these costs prior to the shutdown month. These estimates are adjusted to actual as the total cost of the shut is known. Prepaid amounts after the shutdown are deferred and amortized over the remainder of the year. Costs are not carried to future years. The Company deferred its Halsey mill’s maintenance shutdown to 2007 and accordingly no shutdown maintenance costs were recorded for this mill in 2006. The Nanaimo and Mackenzie pulp mills carried out their normally scheduled maintenance shutdowns during the second and third quarter, respectively, of 2006. See discussion below regarding the recently issued FASB Staff Position (FSP) applicable to major maintenance activities.

Income Taxes

The Company accounts for income taxes using the asset and liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. For deferred tax assets that cannot be recognized under the more likely than not standard, the Company has established a valuation allowance. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period such determination was made. Conversely, if the Company determined that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to increase the valuation allowance on such deferred tax asset generally would be charged to expense in the period such determination was made.

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

Revenue and Related Cost Recognition

The Company recognizes revenue from product sales when the sales price is fixed or determinable, delivery has occurred or services have been rendered and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (f.o.b.) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s designated delivery site.

Sales are reported net of trade discounts and allowances. Amounts charged to customers for shipping and handling are recognized as revenue. Shipping and handling costs incurred by the Company are reported as cost of sales. The Company records lumber import duties and lumber export taxes as a component of cost of sales. Lumber export taxes included in cost of sales for the Wood Products segment for the year ended December 31, 2006 were $3.2 million. No lumber export taxes were paid in 2005 and 2004.

Financial Instruments and Derivatives

The carrying amounts reported in the balance sheet for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair values due to the short maturity of those instruments. As the term facilities under the Company’s senior secured credit agreement bear interest at variable rates tied to either LIBOR or prime rate, the Company believes the carrying value of these facilities approximates fair value. The fair value of the Company’s 8 3/8% senior notes and debentures totaled $111.0 million based on the trading price of the instruments at December 31, 2006.

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

Statements of Cash Flows

The Company classifies as cash and cash equivalents unrestricted cash on deposit in banks plus all investments having original maturities of 90 days or less. Total cash expenditures for interest were $36.7 million, $21.7 million and $20.9 million for 2006, 2005 and 2004, respectively. Net cash received for income tax refunds were $3.2 million in 2006 and $6.7 million in 2004. Net cash paid for income taxes was $4.6 million in 2005.

In June 2006, the Company repurchased $15.1 million of accounts sold under its former Receivables Purchase Agreement and terminated that agreement; all such accounts were collected within 90 days of repurchase. These amounts were netted and therefore do not appear on the Consolidated Statement of Cash Flows.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). Specifically, FIN 48 clarifies the accounting recognition and disclosure requirements for uncertainty in a tax position taken or expected to be taken in a tax return. FIN 48 involves a two-step approach of evaluating tax positions and determining if they should be recognized in the financial statements. This process involves recognizing any tax positions that are “more likely than not” to be sustained upon examination. If the tax position meets this threshold, the tax position must be measured using the criteria specified by FIN 48. Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts recognized after adoption will be accounted for as a cumulative effect of a change in accounting principles recorded as an adjustment to beginning retained earnings at adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 on January 1, 2007. The Company is currently evaluating the effect that this interpretation will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. SFAS 157 will be applicable when other accounting standards require or permit fair value measurements; it will not require new fair value measurements. SFAS 157 will be effective for the Company in the first quarter of fiscal year 2008. The Company is currently assessing the effect SFAS 157 will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS 158). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (funded status provision); (b) measure a plan’s assets and its obligation that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) (measurement date provision); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the period in which the changes occur (recognition provision). Those changes will be reported in comprehensive income of a business entity. SFAS 158 applies to most single-employer defined benefit plan sponsors. The funded status and recognition provisions and related disclosure requirements are effective for publicly-held companies as of the end of the fiscal year ending after December 15, 2006. The measurement date provision is effective for fiscal years ending after December 15, 2008. The Company adopted the funded status and recognition provisions and related disclosure requirements of SFAS 158 for the year ended December 31, 2006 and recorded a reduction to stockholders’ equity, net of taxes of $37.2 million. See Note 10, “Pension and Other Postretirement Plans” for further discussion.

In September 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP). This FSP eliminates the accrue-in-advance method of accounting for planned major maintenance activities from the AICPA Audit and Accounting Guide, Audits of Airlines; however, the FSP is applicable to all entities, regardless of industry, that engage in planned maintenance activities. The FSP also eliminates the ability to spread maintenance costs over interim periods as previously allowed under APB 28. This method of accounting for planned major maintenance activities is being eliminated due to the FASB’s belief that the resultant liability does not meet the definition of a liability outlined in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The effective date of the FSP is an entity’s first fiscal year beginning after December 15, 2006, and must be applied retrospectively. The Company will be required to adopt the FSP in the first quarter of fiscal year 2007. The implementation of this standard will not have a material effect on the Company’s consolidated financial position or consolidated annual results of operations but will have a material impact on its quarterly results. Operating income will be reduced in quarters in which planned major maintenance activities occur and will increase in quarters when no planned major maintenance activities occur. This FSP requires retrospective application to prior period financial statements, which will result in an adjustment to the Company’s 2006 quarterly results of operations in its comparative quarterly financial statements for fiscal year 2007. The Company does not expect any adjustment to its annual results of operations as a result of implementation or retrospective application of the FSP.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior years’ data to conform to the current year’s presentation. In prior periods, the Company netted interest income against interest expense. In the current period, the Company has presented interest income and interest expense separately and reclassified the prior periods to be consistent with this presentation.

2. Net Income (Loss) Per Share

The computation of basic net income (loss) per share is based on net income or loss and the weighted average number of common shares outstanding during each year. The computation of diluted net income (loss) per share does not assume conversion or exercise of securities that would have an antidilutive effect. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards. For 2005, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted were the same.

Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.25 to $21.06 per share in 2006 and 2005 and from $17.61 to $21.06 per share in 2004, averaged 996,500, 1,057,100 and 35,500 for the years ended December 31, 2006, 2005 and 2004, respectively. Restricted shares not included in the computation of diluted loss per share averaged 104,700 and 91,800 for the years ended December 31, 2006 and 2005, respectively.

3. Receivables

On June 28, 2006, in connection with the closing of the new credit agreement described in Note 8, “Debt,” the Company repurchased all uncollected accounts receivables that it had previously sold to a financial institution under its Receivable Purchase Agreement and then terminated the agreement. There were no penalties associated with early termination of this agreement that had previously provided for the sale of up to $35 million of qualifying accounts receivable. At December 31, 2005, $28.8 million of sold accounts receivable were excluded from accounts receivable in the accompanying Consolidated Balance Sheets. The costs under this program varied based on changes in interest rates (LIBOR) and are presented in selling, general and administrative expenses totaling $0.6 million, $1.4 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

4. Inventories

	2006	2005
	(thousands)
Lumber	$22,934	$25,747
Pulp	43,641	30,711
Saw logs	30,601	34,924
Pulp logs, chips and sawdust	8,413	10,635
Chemicals and supplies	26,597	25,874
LIFO reserve	(2,049)	(1,655)

	$130,137	$126,236

The portion of inventories determined using the last-in, first-out (LIFO) method are reflected in the above table at an aggregate of $18.6 million and $19.4 million using the average cost method at December 31, 2006 and 2005, respectively.

5. Properties

	2006	2005
	(thousands)
Plant and equipment:
Mills and improvements	$118,091	$117,110
Equipment	673,602	658,189
Mobile equipment	19,167	16,960
Construction in progress	10,699	14,173

	$821,559	$806,432

Land and timber cutting rights:
Land	$6,580	$6,511
Canadian timber cutting rights	13,174	13,581

	$19,754	$20,092

On June 28, 2006, the Company repaid and terminated the Halsey pulp mill lease financings. Assets under these leases for which the Company did not hold title were included in plant and equipment at December 31, 2005 at cost of $177.2 million and net book value of $33.8 million. See Note 8, “Debt” for further discussion regarding the repurchase of the Halsey pulp mill and termination of the related sale/leaseback transactions.

6. Derivatives and Other Financial Instruments

The Company’s policy is to use derivatives and other financial instruments in the normal course of business to mitigate the financial risks and exposure of economic fluctuations in its operations, including foreign currency movement and commodity price movement. The Company carries derivatives on the balance sheet at their fair values. Gains and losses resulting from changes in fair value are accounted for depending on the intended use of the derivative and whether it is designated and qualifies for hedge accounting.

Cash Flow Hedges

The Company has identified and quantified currency risks associated with Canadian operations where sourcing and manufacturing costs are primarily denominated in Canadian dollars and the related revenues are primarily denominated in U.S. dollars. During 2006, to mitigate the risk to its operating margin, the Company entered into forward contracts and designated these as cash flow hedges. The cash flow hedges are carried on the Company’s balance sheet at fair value with the effective portion of the gains or losses of the derivatives included in accumulated other comprehensive income. All other components of the derivatives, such as time value, are excluded from the assessment of effectiveness and included in cost of sales. For the year ended December 31, 2006, the total excluded components recorded were $0.4 million. The Company had not entered into similar contracts during the year ended December 31, 2005. When the hedged forecasted transaction occurs, the related gain or loss on the cash flow hedge is reclassified to revenues. The Company’s forward foreign exchange contracts receivable are included in prepaid expenses and forward foreign exchange contracts payable are included in other accrued liabilities in the Consolidated Balance Sheets at December 31, 2006. The forward foreign exchange contracts generally expire within four to six months but no longer than 12 months. At December 31, 2006, the Company expects to reclassify the entire amount of $1.7 million unrealized loss recorded in accumulated other comprehensive income to earnings before income taxes during the next 12 months due to the recognition of the hedged forecasted transactions.

The Company evaluates hedge effectiveness prospectively and retrospectively, excluding time value, by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. In the event there is recognized ineffectiveness; or the underlying forecasted transaction does not occur within the designated hedge period or it becomes remote that the forecasted transaction will occur, the related gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income to other non-operating expense. For the year ended December 31, 2006, there were no such gains or losses recognized relating to hedges of forecasted transactions that did not occur.

Balance Sheet Hedges

The Company also enters into forward rate contracts to hedge non-functional currency assets and liabilities, primarily certain of the Company’s U.S. dollar-denominated receivables and outstanding debt obligations of its Canadian subsidiaries, to reduce the risk that earnings will be adversely affected by changes in foreign currency exchange rates. These forward contracts are not designated for hedge accounting. Accordingly, the change in fair value of these derivatives is recorded into earnings as a component of cost of sales, offsetting the change in fair value of the foreign currency denominated assets and liabilities. At December 31, 2006, the outstanding balance sheet hedging derivatives had maturities of 12 months or less.

Other

The Company uses well-defined financial contracts as a means to manage certain commodity price risks. The majority of these contracts are for future purchases of energy, primarily natural gas and electricity, at either a fixed price or at an indexed price. When contracts do not meet the amended definition of “normal purchases and normal sales” they are recorded at fair value; otherwise, they are accounted for under accrual accounting in cost of sales when the contracts settle. These contracts generally have terms of twelve months or less.

7. Income Taxes

Income (loss) before income taxes were comprised of the following:

	2006	2005	2004
	(thousands)
Domestic loss	$(3,186)	$(10,671)	$(354)
Foreign income (loss)	59,803	(40,111)	14,780

	$56,617	$(50,782)	$14,426

The income tax provision (benefit) consisted of the following components:

	2006	2005	2004
	(thousands)
Current
Federal	$87	$(199)	$254
State	28	12	(836)
Foreign	7,181	(5,115)	5,152

	7,296	(5,302)	4,570

Deferred
Federal	(4,126)	17,644	(1,031)
State	(333)	591	4
Foreign	8,461	(13,706)	(244)

	4,002	4,529	(1,271)

Income tax provision (benefit), net	$11,298	$(773)	$3,299

The income tax provision (benefit) was different from the amount computed by applying the U.S. statutory federal income tax rate as set forth in the following reconciliation:

	2006	2005	2004
	(thousands)
Provision (benefit) at U.S. statutory rate	$19,816	$(17,774)	$5,048
State tax net of federal benefit	(169)	(132)	18
Change in Canadian income tax rate, including impact of realizability of recorded deferred tax assets	(3,528)	(1,505)	—
Taxes on undistributed foreign earnings	5,037	(183)	1,076
Valuation allowance and other	(6,175)	22,329	(1,829)
Taxes previously provided, net	(1,599)	—	(893)
Research credits	(461)	(2,838)	(494)
Other items, net	(1,623)	(670)	373

	$11,298	$(773)	$3,299

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2006	2005
	(thousands)
Pension and postretirement benefits	$32,803	$14,669
Net operating loss carryforwards	25,680	26,862
Other assets	6,015	6,378
Reforestation	2,093	2,778
Tax credits—AMT and research	623	4,415
Undistributed foreign earnings	(14,484)	(8,127)
Property, plant and equipment	(46,725)	(33,831)
Other	1,377	1,912

Net deferred tax assets	7,382	15,056
Less valuation allowance	(19,640)	(24,098)

Net deferred tax asset (liability)	$(12,258)	$(9,042)

The most significant deferred tax assets relate to the Company’s U.S. net operating loss carryforwards and its pension and postretirement benefits. At December 31, 2006, the Company had available $68.9 million of U.S. federal tax loss carryforwards expiring as follows: 2020 – $2.4 million; 2021 – $21.5 million; 2022 – $26.4 million and 2023 – $18.6 million, and state net operating loss carryforwards of $36.0 million that expire between 2015 and 2018. At December 31, 2006, the Company also had alternative minimum tax credit carryforwards of $0.6 million that may be carried forward indefinitely. The increase in deferred tax assets related to pension and postretirement benefits was primarily due to recording a $16.3 million tax benefit on the increase in the recorded pension liabilities resulting from the Company’s adoption of SFAS 158.

Undistributed earnings of the Company’s Canadian subsidiaries totaled $251.9 million as of December 31, 2006. Under existing U.S. income tax laws, the undistributed earnings of foreign subsidiaries are not subject to U.S. tax until distributed as dividends. Under U.S. GAAP, such distributions of future earnings can be considered part of a tax planning strategy in determining the need for and the amount of a valuation allowance for deferred tax assets only to the extent deferred income tax liabilities have been recognized for existing undistributed earnings or earnings that have been distributed in the past. Accordingly, the Company has recognized additional U.S. federal and state deferred tax liabilities on the undistributed earnings of its Canadian subsidiaries totaling $14.5 million, including an additional deferred tax liability of $6.4 million recorded in 2006, of which $4.7 million and $0.4 million were charged to the provision for federal and state taxes, respectively, and $1.3 million decreased accumulated other comprehensive income through the foreign currency translation adjustment.

The activity in the Company’s valuation allowance is summarized in the following table:

	2006	2005
	(thousands)
Beginning of the year	$24,098	$—
Valuation allowance recognized
Provision	482	22,329
Other comprehensive income	14,944	1,769
Valuation allowance released
Provision	(6,657)	—
Halsey pulp mill sold to subsidiary	(13,227)	—

End of the year	$19,640	$24,098

As of December 31, 2005, the Company established the valuation allowance based on its assessment that it was more likely than not that some portion of its deferred tax assets would not be realized. When the Company recognized the receipt of lumber import duty refunds in the fourth quarter of 2006 generating net income for the year, the resulting tax effect was partially offset by the release of all of the valuation allowance recorded in the current year through the third quarter and $6.7 million of the valuation allowance recorded in the prior year. The Company recorded an increase of $14.9 million to the valuation allowance affecting accumulated other comprehensive income, substantially all of which was due to the Company’s adoption of SFAS 158 and recognition of the tax benefits for the increase in recorded pension liabilities.

On June 28, 2006, in conjunction with the repayment and termination of the Company’s Halsey pulp mill lease financings, the Company sold its Halsey manufacturing assets to its wholly-owned Canadian subsidiary, Pope & Talbot Ltd. (Limited), in a transaction that generated approximately $13.0 million of taxable gain for U.S. federal and state income tax purposes. This gain will be offset by current U.S. losses and by net operating loss carryforwards that otherwise would have expired in 2012 and 2020. Due to the inter-company nature of the sale, the tax effects of the gain for book purposes were deferred and recorded as a deferred charge on the balance sheet. As the Company’s U.S. deferred tax assets were subject to valuation allowances at the time of the sale, $13.2 million of valuation allowance was released to the deferred charge, eliminating it, with no benefit to the tax provision at the time of the sale. Limited realized a $35.7 million increase in the tax basis of the Halsey manufacturing assets, which will be recognized over their estimated 14 year average book life. The difference between the increase in basis and the tax gain recognized was due to the Halsey mill sale/leaseback transaction having been previously reported as taxable income at lease inception. To the extent that Limited is able to benefit from the depreciation deductions related to the increased basis in Canada, the Company’s tax provision will benefit over time by an aggregate amount approximately equal to the $13.2 million release of valuation allowance. During 2006, with the recognition of the duty refunds, Limited realized $0.5 million of this benefit through the tax provision.

In December 2005, the Company sold its Spearfish manufacturing assets to its wholly-owned Canadian subsidiary, Pope & Talbot, Ltd., in a transaction that generated approximately $21.0 million of taxable gain for U.S. federal and state income tax purposes. This taxable gain was offset by U.S. net operating loss carryforwards that otherwise would have expired in 2011 and 2012, resulting in a $7.6 million decrease in the Company’s balance of U.S. deferred tax assets. Because of the inter-company nature of the sale, the $7.6 million in income tax expense for book purposes was deferred and recorded as a deferred charge on the balance sheet as of December 31, 2005. This deferred charge is being amortized over the book lives of the Spearfish assets, which is estimated to be approximately 10 years. The sale also resulted in a $21.0 million increase to the tax basis of the assets for Limited, which will be recognized over the estimated average book lives of the Spearfish assets. As this benefit is expected to substantially offset the annual amortization of the deferred charge, this transaction is expected to result in an overall minimal effect on the Company’s earnings over time while effectively utilizing U.S. deferred tax assets in 2005.

The net deferred income tax assets (liabilities) include the following components in the consolidated financial statements:

	2006	2005
	(thousands)
Deferred taxes:
Current assets	$3,431	$5,930
Noncurrent assets	70,222	57,388

Total deferred tax assets	73,653	63,318
Valuation allowance	(19,640)	(24,098)

Net deferred tax asset	54,013	39,220
Noncurrent deferred tax liabilities	(66,271)	(48,262)

Net deferred tax liability	$(12,258)	$(9,042)

During 2006, the Company settled its 2001 and 2002 Canadian income tax obligations, without an adverse impact, and released $1.6 million of previously established tax liabilities for potential tax assessments. The Canada Revenue Agency is currently reviewing the 2003 and 2004 tax years. The results of this examination are unknown at this time; however, the Company believes the provisions for income taxes for all open years are adequate.

8. Debt

	2006	2005
	(thousands)
Senior secured term loan credit facility, expiring in 2012, variable interest rate 13.1% at December 31, 2006	$186,979	$—
Bank revolving credit and term loan facilities, expiring in 2007, variable interest rate 5.19% at December 31, 2005	—	134,967
Lease financing obligations, weighted average interest rate 7.13%	—	63,378
Long-term obligation, due 2006-2013, effective rate 7.54%	6,159	6,581
8 3/8% senior notes due 2013, less unamortized discount of $7,188 and $7,926, respectively, effective rate 11.03%	52,812	52,074
8 3/8% debentures, due 2013, effective rate 8.54%	75,000	75,000

	320,950	332,000
Current portion	(474)	(63,800)

Long-term debt	$320,476	$268,200

On June 28, 2006, the Company borrowed $250.0 million under a new $325.0 million senior secured credit agreement. In November 2006, as a result of the lumber import duty refunds received, the Company made a $63.0 million mandatory prepayment on these borrowings.

The senior secured credit facility, as amended and prepaid as of December 31, 2006, is comprised of (1) a $75.0 million revolving facility, including provisions for cash borrowings and up to $35.0 million notional amount of letters of credit, and (2) two term loans for (i) $67.5 million due June 28, 2012, and (ii) $119.5 million due September 28, 2012. At December 31, 2006, the borrowing base under the revolving facility was $69.0 million and the Company was utilizing $18.2 million for outstanding letters of credit, leaving $50.8 million of total revolver availability for cash borrowings. There were no cash borrowings outstanding under the revolving facility at December 31, 2006. The borrowing base under the revolving facility is limited to certain eligible trade accounts receivable and inventories, reduced by bank products reserves and the aggregate of certain outstanding accounts payable balances. The new credit facilities are secured by substantially all of the assets of the Company and its subsidiaries.

The term loans bear interest at either LIBOR plus a spread of 3.75% to 7.75% or prime plus a spread of 2.75% to 6.75%, with the amount of the spread at any time based on the Company’s trailing four quarters’ EBITDA, as defined in the Credit Agreement, its ratio of outstanding obligations under the new facilities and obligations under capital leases to trailing four quarters’ EBITDA (the “Leverage Ratio”), and whether trailing four quarters’ EBITDA is greater or less than 80% of projections for the period. Term loan borrowings at December 31, 2006 were at a rate of 13.1%. For all purposes under the new facilities, EBITDA does not include the lumber duty refunds received associated with prior year’s duty deposits. Borrowings under the revolving credit facility bear interest at either LIBOR plus a spread of 2.25% to 3.0% or prime plus a spread of 1.25% to 2.0%, with the amount of the spread each month based on the average utilization of the revolving credit facility for the prior month.

The Company is required to pay a commitment fee and a letter of credit fee to the lenders. The monthly commitment fee is assessed at a rate of 0.50% per annum on unused revolving credit commitments. The letter of credit fee is equal to the applicable margin for Eurodollar rate revolving loans and is computed on the face amount of any letter of credit issued and outstanding. The Company paid up-front fees and incurred other issuance and amendment costs totaling $19.1 million, which will be amortized under the interest method over the six year life of the credit agreement and are included in “Other assets” in the Consolidated Balance Sheets.

At December 31, 2006, the Company was in compliance with the covenants of the amended credit agreement. Those covenants include a requirement to generate EBITDA, as defined, of at least $25 million for the four-quarter periods ended December 31, 2006 and March 31, 2007, EBITDA of at least $30 million for the four-quarter periods ended June 30, 2007 and September 30, 2007, EBITDA of at least $45 million for the year ended December 31, 2007, and increasing levels of required EBITDA for subsequent periods up to $70 million for the year ended December 31, 2009 and thereafter. Beginning effective March 31, 2009, another covenant will require the Leverage Ratio to be no more than 2.75-to-1 as of the end of each quarter. The covenants also generally limit capital expenditures by the Company and its subsidiaries to $30 million per year, but with the unspent portion of the $30 million limit in any year (up to a maximum of $15 million) being available for expenditure in the next year. The new credit facilities also include a covenant restricting the Company’s ability to pay dividends on its common stock unless and until EBITDA exceeds $55 million for any year and the Leverage Ratio at the end of that year is no more than 2.75-to-1.

The credit facilities also include certain mandatory and optional prepayment provisions related to the term loans, including mandatory prepayments of (i) 75% of the after-tax net proceeds of any lumber import duty refunds the Company may receive, without prepayment premium; (ii) 50% of any excess cash flow (as defined) declining to 25% of excess cash flow if the Leverage Ratio is less than 2.75-to-1, to be measured and paid annually, without prepayment premium; (iii) 100% of the net proceeds of certain asset sales and insurance recovery events, with the first $15.0 million of such proceeds to be absent any prepayment premiums and the excess to be subject to prepayment premiums; (iv) 100% of the net proceeds of certain stock issuances declining to 50% of such proceeds if the Leverage Ratio is less than 2.75-to-1, all subject to prepayment premiums; and (v) 100% of certain receipts of funds, generally receipts from governmental agencies or similar entities, all subject to prepayment premium. Prepayment premiums with respect to the term loans are equal to four percent of the applicable prepayments made before June 29, 2009, one percent of applicable prepayments made after June 28, 2009 and before June 29, 2010, with no prepayment premium required for prepayments made thereafter. The prepayment premiums are applicable to the items discussed above and to prepayment of the entire term loan balance at the Company’s election; however, under the amended credit agreement, the Company may make optional principal reductions on the term loans without prepayment premium. If the Company elects to reduce or terminate the $75 million revolving credit facility before June 29, 2008, it must pay a fee equal to one percent of the reduction.

The Company used substantially all of the proceeds from the new term loans to terminate and repay outstanding borrowings under its prior Canadian and U.S. revolving credit facilities and its Halsey pulp mill lease financings, and to terminate and repurchase all outstanding receivables under its receivables sales arrangement. The Company incurred one-time expenses for the early extinguishment of debt of $4.9 million. Such one-time expenses included a premium paid to early terminate the Halsey pulp mill lease financings of approximately $3.6 million, unamortized debt issuance and other prepaid costs written off of approximately $0.7 million and certain other expenses, including a loss on the forward purchase of Canadian currency associated with repayment of the prior Canadian credit facilities. These costs have been classified in the Consolidated Statements of Operations as “Other expense – loss on extinguishment of debt” for the year ended December 31, 2006.

In 2001, the Company entered into a sale/leaseback of the Halsey pulp mill’s chlorine dioxide facility (ClO2 facility). In this transaction, the lessee is a limited partnership of which the Company is the general partner and another financial institution is the limited partner. The limited partner invested $10.6 million in the lessee partnership, which was utilized to fund an advance rent payment to the lessor of the ClO2 facility. Associated with these transactions, the Company recorded a $25.4 million lease financing obligation and a $10.6 million long-term obligation. As described above, the Company terminated and repaid the Halsey pulp mill lease financings on June 28, 2006 which included the lease financing obligation for the CLO2 facility and Pope &

Talbot LTD (Limited), the Company’s wholly owned Canadian subsidiary, became lessor under the partnership lease. The long-term obligation was not affected in this transaction. The lease term between Limited and the limited partnership ends in 2012 and all lease payments are eliminated in consolidation.

The Company is continuing to retire the long-term obligation through the allocation by the limited partnership of state pollution control tax credits and other partnership tax attributes to the limited partner over the remaining years, ending in 2012. The Company is obligated to otherwise repay the long-term obligation if the state pollution control tax credits and other tax attributes are not available to the limited partner as contemplated in the agreement. The stated effective interest rate represents the calculated implicit interest rate on the cash investment of the limited partner based upon the after-tax cash flows of the pollution control tax credits and other tax attributes allocated to the limited partner over the life of the limited partnership, which terminates in 2012. At December 31, 2006, the Company maintained a $6.8 million letter of credit to support the long-term obligation.

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

Long-term debt payments and long-term obligations at December 31, 2006 are as follows:

	Long-Term Debt	Long-Term Obligation
	(thousands)
Year ending December 31:
2007	$—	$474
2008	—	641
2009	—	1,059
2010	—	2,016
2011	—	1,963
Thereafter	314,791	6

	314,791	6,159
Current portion	—	(474)

Long-term portion	$314,791	$5,685

9. Other Long-term Liabilities

Other long-term liabilities consist of the following:

	2006	2005
	(thousands)
Asset retirement obligations:
Reforestation obligation	$5,576	$6,760
Landfill closure costs	3,179	3,188

Total asset retirement obligations	8,755	9,948
Environmental liabilities	6,845	3,302
Other	2,300	3,322

	$17,900	$16,572

At December 31, 2006, an additional $6.5 million and $1.1 million of asset retirement obligations and environmental liabilities, respectively, were reported as current liabilities in other accrued liabilities. The corresponding current amounts at December 31, 2005 were $7.2 million and $0.7 million, respectively.

The activity in the Company’s asset retirement obligation liabilities is summarized in the following table:

	2006	2005
	(thousands)
Beginning balance	$17,146	$14,806
Additional liabilities incurred	4,119	6,649
Liabilities settled	(6,633)	(5,615)
Revisions in estimated cash flows	(812)	(375)
Accretion expense	1,313	1,097
Impact of foreign currency rate changes	79	584

Ending balance	15,212	17,146
Amounts classified as current liabilities	(6,457)	(7,198)

Long-term portion of asset retirement obligations	$8,755	$9,948

The Company has evaluated its legal obligations to perform asset retirement activities where settlement is conditional on a future event and has determined that certain potential liabilities exist. All of the Company’s mills have pipe insulation that may contain asbestos. Any asbestos in this material is not a threat to human health until it is disturbed because it is in a stable and protected place. There is a requirement to remove asbestos and dispose of it properly when it is encountered and disturbed. When the Company performs maintenance activities and encounters asbestos it immediately implements formal remediation procedures to remove and dispose of the material. The Company has no plans to disturb or remove this material and is unable to determine the amount of asbestos that may be in the insulation material. Additionally, the Company has an effluent treatment basin at its Halsey, Oregon pulp mill. When the effluent treatment system can no longer meet the effluent discharge permit limits the basin will need to be dredged of waste materials. The Company is unable to predict when this event will occur and has no plans to increase its effluent discharge. The Company does not have sufficient information to apply expected present value techniques to these conditional asset retirement obligations and therefore has not recorded liabilities for these obligations at December 31, 2006.

10. Pension and Other Postretirement Plans

The Company’s postretirement plans consist principally of noncontributory defined-benefit pension plans and postretirement medical and life insurance plans. The Company also provides defined contribution plans in the U.S. and Canada. The pension plans include plans administered by the Company and contributions to multi-employer plans administered by various unions.

Certain union employees are covered under multi-employer pension plans. Contributions to these plans are based upon negotiated hourly rates. It is not possible to determine the amount of accumulated benefits or net assets available for benefits that apply solely to Company employees covered by these plans. All other Company participating employees are covered by plans administered by the Company. The amounts contributed to multi-employer pension plans were $8.1 million in 2006, $7.8 million in 2005 and $6.7 million in 2004.

The Company’s funding policy regarding all of its Company-administered pension plans is to make contributions to the plans that are at least the minimum amounts required by law. The Company also sponsors unfunded postretirement medical and life insurance plans for certain salaried and non-salaried employees and their eligible spouses and dependents.

The Company sponsors a defined contribution plan (401k) for all U.S. salaried and certain non-union hourly employees and defined contribution plans for certain employees in Canada. For U.S. employees, contributions may be made on a before-tax basis, and the Company matches a portion of the employee’s contributions in cash to be invested among investment options at the employee’s discretion. Under the Canadian plans, the Company contributes seven percent of defined compensation in cash to be invested among several investment options at the employee’s discretion. The amounts contributed to defined contribution plans for participating employees were $1.5 million in 2006, $1.4 million in 2005 and $1.2 million in 2004.

As discussed in Note 1, “Accounting Policies,” the Company adopted the funded status and recognition provisions of SFAS 158 effective December 31, 2006 for its applicable defined benefit pension and postretirement medical and life insurance plans. SFAS 158 does not apply to multi-employer benefit plans. Adoption of these provisions of SFAS 158 resulted in a charge to accumulated other comprehensive income of $38.5 million, net of a deferred tax benefit of $1.3 million for a net reduction of $37.2 million. At adoption, the Company recorded a deferred tax benefit of $16.3 million, which was offset by a valuation allowance of $15.0 million.

The table below details the incremental effect of applying the funded status provisions of SFAS 158 on individual line items in the Consolidated Balance Sheets at December 31, 2006:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(thousands)
Prepaid pension costs	$9,001	$(9,001)	$—
Other	25,580	(550)	25,030
Total other assets	41,428	(9,551)	31,877
Total assets	671,570	(9,551)	662,019

Other accrued liabilities	20,118	2,490	22,608
Total current liabilities	100,014	2,490	102,504
Deferred income tax liabilities, net	17,036	(1,347)	15,689
Pension and postretirement benefits, net of current portion	58,522	26,503	85,025
Total long-term liabilities	413,934	25,156	439,090

Accumulated other comprehensive income, net of tax	10,290	(37,197)	(26,907)
Total stockholders’ equity	157,622	(37,197)	120,425
Total liabilities and stockholders’ equity	671,570	(9,551)	662,019

Under SFAS 158, by December 31, 2008, the Company is required to conform the measurement date of its defined benefit pension and postretirement medical and life insurance plans to the date of its Consolidated Balance Sheets. As of December 31, 2006, the Company has not adopted this provision, and retained its measurement date of September 30 for the Company’s plans.

The funded status of the pension and postretirement benefit plans is as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$135,845	$115,777	$55,981	$45,701
Service cost	4,152	3,498	1,627	1,362
Interest cost	7,378	6,954	3,068	2,850
Actuarial (gain) loss	(1,066)	12,448	(1,310)	6,057
Settlements and amendments	—	235	(929)	—
Special termination benefits	494	—	—	—
Benefits paid	(6,553)	(5,663)	(1,190)	(1,093)
Foreign currency rate changes	124	2,596	29	1,104

Benefit obligation at end of year	140,374	135,845	57,276	55,981

Change in plan assets:
Fair value of plan assets at beginning of year	102,034	87,327	—	—
Actual return on plan assets	7,105	10,397	—	—
Employer contributions	5,768	8,304	1,190	1,093
Benefits paid	(6,553)	(5,663)	(1,190)	(1,093)
Foreign currency rate changes	20	1,669	—	—

Fair value of plan assets at end of year	108,374	102,034	—	—

Funded status, net	$(32,000)	$(33,811)	$(57,276)	$(55,981)

Employer contributions after measurement date	1,615		146
Current portion	899		1,591

Pension and postretirement benefits, long-term portion	$(29,486)		$(55,539)

The accumulated benefit obligation for all defined benefit pension plans was $127.3 million and $122.8 million at December 31, 2006, and 2005, respectively.

The components of the accumulated other comprehensive income adjustment for pension and postretirement plans, excluding tax benefits, at December 31, 2006 are as follows:

	Pension Benefits	Other Postretirement Benefits
	(thousands)
Net actuarial loss	$31,235	$20,111
Prior service cost (credit)	677	(1,566)

	$31,912	$18,545

The reconciliation of the funded status to the amounts recorded in the financial statements for the pension and postretirement benefit plans at December 31, 2005 is as follows:

	Pension Benefits	Other Postretirement Benefits
	(thousands)
Funded status	$(33,811)	$(55,981)
Employer contribution after measurement date	1,361	114
Unrecognized net actuarial loss	33,005	22,907
Unrecognized prior service cost (credit)	917	(699)
Unrecognized net asset at transition	(3)	—

Prepaid (accrued benefit cost)	$1,469	$(33,659)

Amounts recognized in the Balance Sheet:
Prepaid benefit cost	$9,914	$—
Intangible asset	768	—
Accrued benefit liability	(21,985)	(33,659)
Minimum pension liability included in accumulated comprehensive income	10,182	—
Deferred income taxes	2,590	—

	$1,469	$(33,659)

The projected benefit obligation for all plans exceeded the fair value of plan assets at each period end presented.

The periodic pension cost for 2006, 2005 and 2004 was composed of the following:

	Pension Benefits
	2006	2005	2004
	(thousands)
Components of net periodic benefit cost:
Service cost	$4,152	$3,498	$3,158
Interest cost	7,378	6,954	6,398
Expected return on plan assets	(8,227)	(7,382)	(6,511)
Amortization of prior service cost	248	234	219
Amortization of transition amounts	(3)	(10)	(11)
Recognized net actuarial loss	1,889	1,209	870
Settlement (gain) loss	—	235	(376)
Special termination benefits	494	—	—

Net periodic benefit cost for Company administered plans	5,931	4,738	3,747
Contributions to multi-employer plans	8,128	7,828	6,660

Net periodic benefit cost	$14,059	$12,566	$10,407

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.4%	6.1%	6.3%
Rate of compensation increase	3.7%	4.0%	4.0%
Expected return on plan assets	8.0%	8.4%	8.5%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.5%	5.4%
Rate of compensation increase	3.7%	3.7%

Amounts that have been previously recognized as a component of other comprehensive income that are expected to be recognized as costs (credits) of net periodic benefit costs for pension benefits in 2007 are composed of the following:

2007
(thousands)
Amortization of prior service cost	$249
Recognized net actuarial loss	1,630

$1,879

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

Net periodic benefit cost for the Company’s postretirement medical and life insurance plans for 2006, 2005 and 2004 is presented as follows:

	Other Postretirement Benefits
	2006	2005	2004
	(thousands)
Components of net periodic benefit cost:
Service cost	$1,627	$1,362	$1,130
Interest cost	3,068	2,850	2,267
Amortization of prior service credit	(65)	(61)	(57)
Recognized net actuarial loss	1,537	1,111	671

Net periodic benefit cost	$6,167	$5,262	$4,011

Weighted-average discount rates used to determine:
Net periodic benefit cost	5.4%	6.2%	6.3%
Benefit obligations	5.5%	5.4%

Amounts that have been previously recognized as a component of other comprehensive income that are expected to be recognized as costs (credits) of net periodic benefit costs for other postretirement benefits in 2007 are composed of the following:

2007
(thousands)
Amortization of prior service credit	$(147)
Recognized net actuarial loss	1,273

$1,126

For measurement purposes of postretirement plans the following table sets forth the assumed rates of increase in health care costs:

	2006	2005
Assumed health care cost trend rates:
Domestic Plans—
Health care cost trend rate assumed for next year, pre-65	10.0%	11.0%
Health care cost trend rate assumed for next year, post-65	11.0%	12.0%
Rate to which the cost trend gradually declines to	5.0%	5.0%
Year that the rate reaches ultimate trend rate	2015	2015
Canadian Plans—
Health care cost trend rate assumed for next year	6.1%	6.4%
Rate to which the cost trend gradually declines to	4.2%	4.2%
Year that the rate reaches ultimate trend rate	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
	(thousands)
Effect on total service and interest cost components	$1,000	$(820)
Effect on postretirement benefit obligation	10,826	(9,144)

The Company’s pension plans asset allocation targets and asset allocation at the measurement date are as follows:

	2006		2005
Asset Category	Target Range	Percentage of Plan Assets	Target Range	Percentage of Plan Assets
Equities securities	55% - 60%	57.9%	30% - 70%	61.9%
Debt securities	40% - 45%	42.1%	30% - 70%	38.1%

		100.0%		100.0%

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

Based on information currently available, the Company does not expect to be required to make cash contributions to its U.S. qualified pension plan and expects to contribute at least $4.9 million to its Canadian qualified plans in 2007. The Company expects to make benefit payments of approximately $0.9 million related to its non-qualified pension plans in 2007. The Company intends to make only the required minimum pension contributions in 2007. If interest rates were to decline below current levels or future investment performance was significantly below projections, the Company may elect to make discretionary contributions to its plans in addition to minimum requirements subject to the terms of the Company’s credit agreement.

Benefit payments, which reflect information currently available on expected future service expected to be paid over the next ten years, are reflected below. Expected Medicare prescription subsidy receipts are not material.

Year of Expected Benefit Payments	Pension Benefits	Other Benefits
	(thousands)
2007	$6,915	$1,592
2008	6,930	1,726
2009	7,378	1,925
2010	7,610	2,203
2011	7,892	2,487
Years 2012 - 2016	47,517	15,797

11. Stockholders’ Equity

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

Under the principles of SFAS 123(R), the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions described below. Expected volatility is based on historical volatility from the Company’s daily closing stock price over the most recent five-year period. Other factors were considered in estimating volatility, such as future stock price fluctuations and the length of time the Company’s stock has been traded. Expected dividends were estimated to be zero in 2006 due to the suspension of dividend payments. The expected option term represents the period of time that stock options are expected to be outstanding and is calculated from historical exercise activity. The risk-free rate is estimated from the five-year U.S. Treasury strip rate. Assumptions used to estimate the fair value of options granted were follows:

	2006	2005	2004
Assumptions used in estimating fair value:
Expected volatility	46%	40%	40%
Expected dividends	None	2.2%	2.1%
Expected term (in years)	5	5	5
Risk-free rate	4.6%	4.0%	3.1%

The Company adopted SFAS No. 123(R) using the modified prospective method, which applies to all new awards and awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for awards that were outstanding as of the effective date and for which service had not been rendered are required to be recognized as service is rendered on or after the effective date. The compensation cost for these awards is based on the grant-date fair value of the awards. As a result of adopting SFAS 123(R), additional compensation cost of $0.4 million, or $0.02 per basic and diluted share was recognized in the income statement for the year ended December 31, 2006. The total effect of compensation costs for share-based payment arrangements, including nonvested stock, was $0.9 million, or $0.05 per basic and diluted share recognized in the income statement for the year ended December 31, 2006, respectively. There was a $0.2 million tax benefit recognized from share-based payment arrangements for the year 2006. There was no impact on cash flow from operations or financing activities in 2006.

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

The following unaudited table illustrates the 2005 and 2004 proforma effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation:

	2005	2004
	(thousands except per share)
	(unaudited)
Net income (loss), as reported	$(50,009)	$11,127
Stock-based compensation expense included in net income (loss), net of related tax effects	515	130
Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,695)	(825)

Pro forma net income (loss)	$(51,189)	$10,432

Basic net income (loss) per share:
As reported	$(3.09)	$0.70
Pro forma	(3.16)	0.66
Diluted net income (loss) per share:
As reported	$(3.09)	$0.69
Pro forma	(3.16)	0.65

Stock Incentive Plan

The Company maintains a Stock Incentive Plan (Incentive Plan) for directors, officers and key employees that provides for awards of stock, stock options and restricted stock. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. Shares available for future grants under this plan totaled 879,407 as of December 31, 2006.

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

A summary of stock option activity under the Incentive Plan and two previous option plans as of December 31, 2006, 2005 and 2004 and changes during the years then ended are presented below:

	2006		2005		2004
	Shares	Price	Shares	Price	Shares	Price
	(shares in thousands)
Outstanding at beginning of year	1,057	$15	1,031	$14	1,544	$14
Granted	80	5	73	16	99	17
Exercised	—	—	(16)	15	(553)	12
Forfeited or canceled	(81)	15	(31)	15	(59)	22

Outstanding at end of year	1,056	14	1,057	15	1,031	14

Exercisable at year-end	807	14	725	15	576	15

A summary of stock options outstanding and exercisable at December 31, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years	Aggregate Intrinsic Value
	(thousands)			(thousands)
Options outstanding	1,056	$14	5.1	$27
Exercisable options	807	14	4.4	2

The weighted-average grant-date fair value of stock options granted during the years 2006, 2005 and 2004 was $2.42, $5.37 and $6.65, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2005, and 2004 was $25 thousand and $3.7 million, respectively. No stock options were exercised during 2006. At December 31, 2006, there was $0.6 million of total unearned compensation cost related to stock options. That cost is expected to be recognized over 2.8 years.

Restricted Stock Awards

In 2006, 2005 and 2004 the Company awarded 57,000, 48,500 and 41,200 shares of restricted or nonvested stock, respectively. The awards vest and become unrestricted or issuable ratably over five years from the date of grant. The market value of the Company’s common stock on the date of grant determines the value of all nonvested stock. Compensation expense is recognized using the straight-line method over the period of service.

A summary of the status of the Company’s nonvested stock as of December 31, 2006, and changes during the year then ended is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(thousands)
Nonvested at January 1, 2006	91	$16
Awarded	57	5
Vested	(25)	15
Forfeited	(14)	13

Nonvested at December 31, 2006	109	11

As of December 31, 2006, there was $1.2 million of total unearned compensation cost related to nonvested stock. That cost is expected to be recognized over 3.4 years. The total grant-date fair value of shares for which annual vesting occurred during the years ended December 31, 2006, 2005 and 2004 was $0.4 million, $0.2 million and $0.1 million, respectively.

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

Shareholder Rights Plan

In 1998, the Company adopted a shareholder rights plan and declared a dividend distribution of one Right for each outstanding share of Common Stock. Under certain conditions, each Right may be exercised to purchase

1/100 of a share of Series A Junior Participating Preferred Stock at a purchase price of $70, subject to adjustment. The Rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15 percent of the Common Stock. If a person or group acquires 15 percent of the Common Stock, each Right will be adjusted to entitle its holder to receive, upon exercise, Common Stock (or, in specific circumstances, certain assets of the Company) having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on April 24, 2008 and may be redeemed by the Company for $0.001 per Right. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as reported on the Consolidated Balance Sheets includes the following components:

	Pension Obligations Not Recognized in Net Periodic Benefit Cost	Minimum Pension Liability	Foreign Currency Translation	Financial Derivative Contracts	Total Accumulated Other Comprehensive Income
	(thousands)
Balance at December 31, 2005, net of taxes	$—	$(10,182)	$21,244	$—	$11,062
Current-period changes, before taxes	—	860	1,233	(1,740)	353
Income taxes, net of valuation allowance	—	(398)	(1,321)	594	(1,125)
Adjustment to adopt SFAS 158, after taxes	(46,917)	9,720	—	—	(37,197)

Balance at December 31, 2006, net of taxes	$(46,917)	$—	$21,156	$(1,146)	$(26,907)

As of December 31, 2006, the Company has recorded a valuation allowance against the deferred tax asset associated with the pension obligations not recognized in net periodic benefit costs of $15.8 million. See Note 10, “Pension and Other Postretirement Plans” for further discussion on adoption of SFAS 158.

12. Commitments and Contingencies

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

Minimum Rental and Other Commitments

The Company leases certain equipment, including computers, automobiles and other mobile equipment that are classified as operating leases. It also leases office space for its corporate administrative and sales functions. Rent expense for operating leases was $8.6 million in 2006, $7.7 million in 2005 and $6.0 million in 2004. For operating leases with remaining terms of more than one year, the minimum lease payment requirements are $4.9 million for 2007, $3.8 million for 2008, $2.3 million for 2009, $0.9 million for 2010, and $0.4 million for 2011, with total payments thereafter of $0.1 million.

The Company had purchase obligations totaling $35.6 million at December 31, 2006 primarily related to raw material of $25.1 million and energy of $10.0 million. Raw material purchase obligations are for timber under contract, chips, sawdust and chemicals. Purchase obligations exclude arrangements that the Company can cancel without penalty. At December 31, 2006, the Company’s future commitments under non-cancelable purchase obligations were as follows: $27.6 million for 2007, $2.6 million for 2008, $2.7 million for 2009, $1.6 million for 2010, and $0.8 million for 2011, with total payments thereafter of $0.3 million.

Guarantees

In connection with the now terminated sale/leaseback of the Halsey pulp mill and the outstanding sale/leaseback of the ClO2 facility (see Note 8, “Debt”), the Company agreed to indemnify certain other participants in the financings against the loss, on an after-tax basis, of certain tax items, including Oregon pollution control tax credits. At December 31, 2006, the maximum potential indemnity payments that could be required under these guarantees were $14.0 million. The amount recorded as liabilities related to these guarantees was $6.2 million. The Company’s indemnity obligations with respect to these tax items continue while the relevant tax years of the indemnified parties remain open to audit.

In connection with the sale of a former business, the Company is secondarily liable for certain payments to a third party in the event the buyer fails to make such payments. The potential future liability, if any, cannot be estimated at this time. The Company has not recorded a liability for this potential obligation.

Import Duties

Over the past five years, nearly 85 percent of the Company’s lumber capacity has been located in British Columbia, Canada. Between April 1996 and April 2001, exporters of softwood lumber from Canada to the U.S. were subject to tariffs on lumber volumes in excess of defined tariff-free volumes under the Canada-U.S. Softwood Lumber Agreement (SLA). Upon expiration of the SLA on April 1, 2001, petitions for the imposition of antidumping duties (ADD) and countervailing duties (CVD) on softwood lumber from Canada were filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC), by certain U.S. industry and trade groups.

As a result of ITC and DOC rulings in response to the petitions, on May 22, 2002 the Company began expensing and making cash deposits of import duties on its lumber products imported into the U.S. These duties were the subject of a number of legal challenges and the cash deposit duty rates were adjusted several times since 2002.

During the third quarter of 2006, the governments of Canada and the U.S. signed a new Canada—US Softwood Lumber Agreement (the 2006 SLA) settling the softwood lumber dispute which was subject to Canadian approval of a system of export charges on Canadian lumber shipments into the U.S. On October 12, 2006, the 2006 SLA became effective and the U.S. stopped collecting cash deposits of lumber import duties. Under the terms of the 2006 SLA, Canadian lumber producers were entitled to refunds of approximately 82 percent of the cash deposits of import duties paid by them from May 22, 2002 through October 11, 2006, including interest accrued thereon. In the fourth quarter of 2006, the Company received duty refunds of approximately $113.3 million, with accrued interest of approximately $14.2 million, totaling approximately $127.5 million.

On December 14, 2006, the Canadian Parliament enacted legislation implementing the system of export charges in the 2006 SLA which had been administratively collected since October 12, 2006. The majority of the provisions were retroactively effective as of October 12, 2006 with some technical provisions becoming effective in 2007. The term of the 2006 SLA is for seven years from the effective date, with an option to renew for two additional years. There is a provision for early termination after two years from the effective date, upon six months written notice to the other government.

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provided for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan included the elimination of minimum cut control regulations, the elimination of certain timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown legislated that licensees, including the Company, were required to return to the Crown 20 percent of their annual allowable cut (AAC) in excess of 200,000 cubic meters. The Plan stated that approximately half of this volume will be redistributed to open up opportunities for woodlots, community forests and First Nations, and the other half will be available for public auction. The Company’s AAC was reduced by 177,000 cubic meters at the beginning of 2006 with a further reduction of 22,000 cubic meters at the beginning of 2007. To date the Company has been able to make up reductions in its AAC through market purchases of logs at costs generally consistent with the costs of logs acquired under tenures and in some cases lower than the costs of logs acquired from tenures. The timber tenure acquired in 2005 with the Fort St. James sawmill had already been reduced under the Plan and was not subject to further reduction. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, based on the remaining term of the license. In December 2005, compensation discussions for the loss of harvesting rights were completed and the Company received $4.0 million for the loss of these rights and recorded a $3.5 million gain on this transaction. An advance of $0.6 million was also received to compensate for the loss of improvements such as roads and bridges. Negotiations are ongoing with respect to these items and are expected to be resolved in the second quarter of 2007.

In conjunction with the implementation of the Plan, the Crown has taken two actions affecting stumpage fees paid on timber tenures in the British Columbia interior. First, effective April 1, 2006, the Crown eliminated special treatment for dry sawlogs (i.e., dead trees) under its stumpage pricing system. Under the prior system, the statutory minimum stumpage fee was paid on dry sawlogs resulting in higher stumpage fees being paid on all other logs to achieve aggregate stumpage target levels for the Province. The elimination of this special treatment has resulted in increased stumpage fees on dry sawlogs and decreased stumpage fees on all other logs. Because of the Company’s relatively low percentage of dry sawlogs harvested from its tenures, the Company has benefited from this change in stumpage pricing.

Second, effective July 1, 2006, the Crown implemented a market-based timber pricing system for setting stumpage fees in the British Columbia interior. Under this new system, prices paid in public auctions of the Crown’s standing timber over a multi-year period will be averaged, and then adjusted downward to reflect the increased ongoing obligations of tenure holders that are not part of the public auction cost structure. This calculation will determine base annual stumpage fees. These fees are adjusted quarterly to reflect recent changes in market prices for finished lumber and chips. This compares to the system in place through the second quarter of 2006 under which stumpage fees were set annually based on a targeted amount determined by the Crown and then adjusted quarterly to reflect recent changes in market prices for finished lumber and chips. Overall, the new system is not intended or expected to result in a significant change in stumpage fee levels as compared to the prior system after factoring in the dry sawlog change outlined above. Over time, this new system is expected to be more reflective of the actual value of logs as represented by auction prices.

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

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens,

Oregon, required further investigation. The Company is currently participating in the investigation phase of this site. In 2006, the Company’s ecological and human health risk assessments were approved by ODEQ. The remediation liability balance was $5.9 million at December 31, 2006, representing the most likely estimated future remediation and monitoring costs at this site. The liability is for the estimated costs of soil, sediment and groundwater remediation and post-remediation monitoring costs, and is based on the Company’s assessment of the nature and extent of site contamination and remediation methodology. The Company is currently conducting a feasibility study to define site remedial action goals. Site testing costs charged against the liability in 2006 totaled $0.1 million and the reserve was increased $3.1 million to reflect an updated estimate of the future remediation costs. The Company currently expects the majority of the remediation costs to be incurred in 2009 and 2010, with post-remediation monitoring costs to begin in 2011 and to continue for 30 years.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site sediments and surrounding area at Port Gamble, Washington. WDOE requested that the Company perform an investigation of sediments in the bay adjacent to the mill site to determine the extent of wood waste accumulation. Remediation dredging was completed in 2003 as part of the sediment clean up action plan submitted to WDOE. The Company received approval of its remediation plan from WDOE in April 2004 and submitted a sediment baseline study in October 2004. The sediment baseline study indicated that the site is approximately 80 percent recovered to-date. In November 2004, the Company received a letter from WDOE requesting additional study and analysis of the mill site sediments. The Company submitted a rebuttal to WDOE’s request for further study and in the fourth quarter of 2006 concluded discussions with WDOE and agreed on further remediation steps for the site. The liability balance for this site was $1.4 million at December 31, 2006 representing the low end of the range of estimated future remediation and monitoring costs at this site and a related site previously leased as described below. The liability is for the estimated cost of dredging, sediment remediation and post-remediation monitoring costs, and is based on the Company’s preliminary assessment of the nature and extent of site contamination and remediation methodology. The Company expects to conduct a risk investigation and feasibility study in 2007 to define what, if any, further actions are required to satisfy a final consent decree and final closure of the remediation. If WDOE requires more extensive remediation or monitoring, it is reasonably possible that up to $1.0 million of additional remediation and monitoring costs could be incurred based on currently available information and analysis. Remediation costs charged against the liability in 2006 totaled $0.4 million and the reserve was increased $1.4 million to reflect new estimates of cost to remediate this site. The Company expects to incur the majority of the remediation costs in 2007 and 2008, with post-remediation monitoring costs to begin in 2009 and continue for eight years.

The Company formerly leased a 72-acre site adjacent to the Port Gamble sawmill site as a log raft holding area from the Washington Department of Natural Resources (WDNR). In 2003, the WDOE issued a “no further action” letter for the site declaring that there were negligible environmental effects from wood debris sediments at the log raft holding area. In 2004, WDNR advised the Company that it was proposing additional site investigations as a condition precedent to final termination of the lease. The Company continues to discuss resolution of this issue with WDNR and WDOE, but does not anticipate any resolution until the mill site sediment remediation discussed above is completed.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to remediate the basin. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company has worked with British Columbia’s Ministry of Environment to develop an appropriate remediation strategy. The Company performed site testing and a series of partial basin dredges in 2003 and extensive dredging in 2004 and in 2005. The liability balance was $0.7 million at December 31, 2006 and 2005, representing the estimated cost of removing the remaining sources of water contamination. Based on test results, the Company did not dredge in 2006 and no remediation costs were charged to the liability in 2006. Further dredges are planned for 2007 and 2008 to complete the remediation.

Labor Relations

Approximately 80 percent of the Company’s hourly employees are covered under collective bargaining agreements. In 2006, the Canadian Merchant Service Guild (CMSG) representing 28 Arrow Lakes employees in British Columbia approved a new contract which will expire in September 2011. No collective bargaining agreements expire in 2007.

Certain Concentrations—Sources of Supply

The Company’s Mackenzie pulp mill purchased approximately 72 percent of its fiber requirements in 2006, under long-term “evergreen” contracts, from sawmills owned by one corporation. A long-term supply interruption from these sources or an inability by the Company to obtain its fiber requirements from other sources at comparable terms could adversely affect operating results.

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

Wood Products manufactures standardized and specialty lumber and sells residual wood chips. Lumber products are sold mainly in the U.S. and Canada to wholesalers, and wood chips are primarily sold to manufacturers of pulp in Canada.

The accounting policies of the operating segments are the same as those described in Note 1, “Accounting Policies.” The Company evaluates performance based on operating income or loss before interest and income taxes and on an earnings before interest, taxes, depreciation and amortization (EBITDA) basis. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	2006	2005	2004
	(thousands)
Revenues
Pulp	$466,851	$442,635	$432,525
Wood Products
Lumber	328,436	359,089	290,766
Chips, logs and other	45,853	47,121	39,374

	374,289	406,210	330,140

	$841,140	$848,845	$762,665

Income (loss) before income taxes
Pulp	$18,185	$(13,604)	$13,541
Wood Products	(10,483)	2,937	38,026
Lumber duty refund for prior years	101,209	—	—
Gain on timber take-back	—	3,451	—
General Corporate	(25,470)	(21,966)	(16,885)

Operating income (loss)	83,441	(29,182)	34,682
Interest expense	(36,980)	(21,865)	(20,592)
Interest income	15,066	265	336
Loss on extinguishment of debt	(4,910)	—	—

	$56,617	$(50,782)	$14,426

	2006	2005	2004
	(thousands)
Depreciation and amortization
Pulp	$28,382	$26,429	$28,801
Wood Products	12,927	10,269	7,256
General Corporate	851	1,432	1,615

	$42,160	$38,130	$37,672

Total assets at year-end
Pulp	$426,957	$407,708	$410,791
Wood Products	177,310	190,407	125,307
General Corporate	57,752	32,538	34,529

	$662,019	$630,653	$570,627

Capital expenditures
Pulp	$13,300	$18,348	$15,436
Wood Products	12,789	25,206	9,276
Wood Products acquisition of sawmill	—	37,596	—
General Corporate	1,113	161	528

	$27,202	$81,311	$25,240

Properties, net, by geographic region
United States	$64,025	$67,113	$67,665
Canada	307,781	319,288	272,373

	$371,806	$386,401	$340,038

Revenues by geographic region(1)
United States	$424,221	$453,675	$395,081
Canada	103,709	87,070	60,468
Italy	97,337	87,556	82,607
Northern Europe	78,708	84,495	104,723
China	58,710	57,426	49,428
Japan	39,623	28,940	27,429
Other	38,832	49,683	42,929

	$841,140	$848,845	$762,665

(1)	Revenues are reported by the destination of the customer shipment.

14. Related Party Transactions

The Company has a 20 percent partnership interest in Lignum Forest Products LLP (Lignum), a lumber broker. The Company has a lumber brokerage agreement with Lignum whereby the Company delivers annually no less than 80 million board feet of lumber to Lignum-operated distribution centers in the southwest U.S. This contract has an indefinite term but can be cancelled by either party for various reasons. For the years ended December 31, 2006 and 2005, the Company recorded $25.9 million and $10.0 million of sales to Lignum, respectively. Accounts receivable at December 31, 2006 and 2005 included $0.6 million and $1.4 million, respectively, due from Lignum.

15. Acquisition

On April 25, 2005, the Company acquired the assets of the Fort St. James sawmill from Canadian Forest Products Ltd., a subsidiary of Canfor Corporation, in a transaction accounted for as a purchase. The cash purchase price was $36.7 million plus the assumption of $3.4 million of liabilities, and the Company incurred direct acquisition costs of $0.9 million. The cash purchase price was funded by borrowings under the Company’s prior Canadian credit facilities. The acquired assets include timber harvesting rights on lands owned by the Province of British Columbia providing an AAC of 640,000 cubic meters. The Fort St. James sawmill is located in the northern interior of British Columbia and has an annual capacity of approximately 288 million board feet of spruce, pine, fir (SPF) lumber production. The mill’s production is complementary to the Company’s existing lumber mills, its geographic location diversifies the Company’s resource base and the associated timber tenures significantly increase the Company’s timber base. The results of Fort St. James are included in the consolidated financial statements of the Company from the date of purchase.

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
	(unaudited)
Revenue	$876,414	$861,273
Net income (loss)	(49,452)	18,980
Basic net income (loss) per share	(3.05)	1.19
Diluted net income (loss) per share	(3.05)	1.18

16. Boundary Sawmill Rationalization

On October 28, 2005, the Company announced a plan to close its sawmill in Midway, British Columbia (Midway) and consolidate its operations in the Boundary timber supply area at its Grand Forks sawmill (Grand Forks) at the end of the first quarter of 2006. The plan of consolidation anticipated some job reductions and the transfer of certain qualified employees and equipment to Grand Forks. Subsequent strengthening in softwood lumber prices, reductions in the combined duty rates and assertions by a bargaining unit at Midway, all combined to cause the Company to change its plan and announce in January 2006 its decision to operate Midway as a rough-cut sawmill, effective beginning the second quarter of 2006. The Midway mill transfers cut logs to Grand Forks for further processing. As a result of its revised plans for Midway, the Company estimates its total costs for employee severance benefits and accelerated depreciation to be $1.8 million, of which $0.3 million and $0.3 million of employee severance costs and accelerated depreciation, respectively, were recorded in Wood Products cost of sales during the fourth quarter of 2005. The Company expects the severance benefits to be paid over the next six years.

During the year ended December 31, 2006, the Company recorded employee severance costs of $1.0 million, including special termination benefits of $0.5 million related to early retirement benefits, and accelerated depreciation of $0.1 million. These amounts were included in Wood Products cost of sales.

17. Quarterly Information (Unaudited)

The following quarterly information is unaudited, but includes all adjustments which management considers necessary for a fair representation of such information. For interim quarterly statements for 2006, the Company recorded a full valuation allowance against any deferred tax assets generated by the Company’s cumulative pre-tax loss, thereby fully offsetting any tax benefit from that loss and resulting in a zero percent effective tax rate before discrete items. For interim quarterly statements for 2005, income taxes were estimated using the best available information for projected results for the entire year. Gross profit is revenues less cost of sales.

	Quarter
	First	Second	Third	Fourth	Year
	(thousands except per share)
2006
Revenues	$223,011	$213,561	$214,583	$189,985	$841,140
Gross profit	2,576	5,881	10,281	8,606	27,344
Net income (loss)	(12,903)	(14,508)	(10,161)	82,891	45,319

Per Common Share:
Basic and diluted net income (loss)	$(.79)	$(.89)	$(.62)	$5.09	$2.79
Stock Price
High	8.45	8.10	6.28	5.95	8.45
Low	6.25	4.60	4.75	4.80	4.60

2005
Revenues	$207,210	$202,093	$212,736	$226,806	$848,845
Gross profit (loss)	12,580	3,344	(1,426)	(7,959)	6,539
Net loss	(645)	(6,988)	(8,822)	(33,554)	(50,009)

Per Common Share:
Basic and diluted net loss	$(.04)	$(.43)	$(.54)	$(2.07)	$(3.09)
Dividends	.08	.08	.08	—	.24
Stock Price
High	18.47	18.20	12.20	10.22	18.47
Low	14.49	10.43	10.07	6.60	6.60

Note 1—No dividends were paid during 2006.

Note 2—Due to rounding and computational methods, the sum of the quarterly per share amounts will not necessarily agree with the annual amounts.

In the second quarter of 2006, the Company recorded a $4.9 million loss on extinguishment of debt as a result of refinancing its debt. See Note 8, “Debt.”

In the fourth quarter of 2006, the Company recorded $101.2 million in lumber duty refunds for prior years, $12.1 million in lumber duty refunds for the current year as a reduction of cost of sales, and $14.2 million in interest income on lumber duty refunds. The refund received was a taxable event, and the Company reversed $11.5 million of the valuation allowances established in the prior quarters of 2006 and $6.7 million of the valuation allowance recorded at December 31, 2005. See Note 7, “Income Taxes” for further discussion. The Company also recorded an increase of $4.5 million in its reserve for environmental remediation costs.

In 2006, the Company incurred lumber import duty charges of $5.8 million, $4.9 million and $4.4 million for the first, second and third quarters, respectively. A substantial portion of these duties were refunded in the fourth quarter of 2006, as discussed above, and recorded as a reduction in cost of sales for Wood Products.

In the third quarter of 2005, the Company recorded $1.0 million of professional services that were incurred to assist the Company in obtaining Canadian research and experimentation tax credits of $2.5 million. Additionally, the Company recorded $0.5 million in legal and other expenses to obtain debt covenant waivers associated with its prior credit facilities.

In the fourth quarter of 2005, the Company recorded a valuation allowance against its U.S. deferred tax assets resulting in $22.3 million in income tax expense, recorded an increase in the income tax benefit of $1.5 million for a reduction in the British Columbia income tax rate, and revised its treatment of amortization of Boundary Timber tenures previously recorded as permanent differences which resulted in a tax benefit of $1.2 million. The Company also recorded a $3.5 million gain for the loss of harvesting rights resulting from the take-back by the Crown of timber tenures under the Forestry Revitalization Plan. The Company also incurred $1.4 million for costs associated with obtaining lease amendments and debt covenant waivers associated with its prior credit facilities and $0.8 million in cash management and other financial consulting fees.

In 2005, the Company incurred lumber import duty charges of $8.5 million, $10.1 million, $10.4 million and $8.3 million for the first, second, third and fourth quarters, respectively, for a total charge of $37.3 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pope & Talbot, Inc.:

We have audited the accompanying consolidated balance sheets of Pope & Talbot, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope & Talbot, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has significant borrowings which require compliance with financial covenants subject to quarterly measurement. Uncertainty over the Company’s ability to comply with the financial covenants in future periods raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, in 2006, Pope & Talbot, Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment and No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pope & Talbot, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

March 30, 2007

Schedule II

Pope & Talbot, Inc.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

	Balance at Beginning of Period	Charges (Credits) to Earnings	Deductions from Allowance(1)	Balance at End of Period
	(thousands)
Allowance applied against specific assets shown on Balance Sheets:
Accounts receivable
Year ended December 31, 2006	$5,450	$68	$3,371	$2,147

Year ended December 31, 2005	$5,971	$(98)	$423	$5,450

Year ended December 31, 2004	$4,086	$1,928	$43	$5,971

(1)	Accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures, as defined by the Securities and Exchange Commission (Commission), as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation and assessment of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the aforementioned evaluation and assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006, at the reasonable assurance level.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 9A (e) below.

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2006, the Company completed its testing and evaluation of its internal control over financial reporting as of December 31, 2006. Management, with the oversight of the Company’s Audit Committee, has devoted considerable effort to remediate the material weakness identified in Item 9A(b) of the prior year’s Annual Report on Form 10-K. Specifically, the Company’s remediation plan completed in the fourth quarter included an expansion of its pre-existing relationship with expert tax and accounting consultants, provided additional training for appropriate accounting staff, increased review procedures and modified procedures and controls that provide for better management oversight of tax accounting.

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

(d) Chief Executive Officer and Chief Financial Officer Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in May 2006, the Company’s Chief Executive Officer filed with the New York Stock Exchange (NYSE) an annual certification of compliance with NYSE listing standards without qualification.

(e) Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pope & Talbot, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Pope & Talbot, Inc. and subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pope & Talbot, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Pope & Talbot, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pope & Talbot, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 30, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, OR
March 30, 2007

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Part III is presented as a separate item entitled “Executive Officers of the Registrant Who are Not Directors” in Part I, Item 4 of this Report on Form 10-K and under the items entitled “Certain Information Regarding Directors and Officers,” “Information on the Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 10, 2007. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled “Director Compensation in 2006,” “Executive Compensation and Other Information,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 10, 2007. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the items entitled “Security Ownership of Management,” “Beneficial Ownership of Over 5 percent of Pope & Talbot Common Stock,” and “Equity Compensation Plan Information” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 10, 2007. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 13 of Part III is presented under the item entitled “Information on the Board of Directors and its Committees” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 10, 2007. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Part III is presented under the item entitled “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on May 10, 2007. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following schedules of the Company are included in this report:

Schedule II—Valuation and Qualifying Accounts.

(a)(3)	Exhibits

The following exhibits of the Company are filed as part of this annual report:

Exhibit No.

2.1.	Asset Purchase Agreement dated December 22, 2004 between Canadian Forest Products Ltd. and Pope & Talbot Ltd. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 28, 2004 (SEC File No. 1-7852)).

3.1.	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2005 (SEC file No. 1-7852)).

3.2.	Bylaws, as amended effective as of May 5, 2005. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005 (SEC File No. 1-7852)).

4.1.	Indenture, dated June 2, 1993, between the Company and Chemical Trust Company of California as Trustee with respect to the Company’s 8 3/8% Debentures due 2013. (Incorporated herein by reference to Exhibit 4.1 to the Company’s registration statement on Form S-3 filed with the SEC on April 6, 1993 (SEC File No. 33-60640)).

4.2.	Rights Agreement, dated as of April 3, 1998, between the Company and Chase Mellon Shareholder Services, L. L. C., as rights agent. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 1998 (SEC File No. 1-7852)).

4.3.	Indenture dated July 30, 2002, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, with respect to the Company’s 8 3/8% Senior Notes due 2013. (Incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002 (SEC File No. 1-7852)).

4.4.	Credit Agreement dated June 28, 2006 between Pope & Talbot, Inc., Pope & Talbot Ltd., The Several Lenders, Lehman Brothers Inc., Lehman Commercial Paper Inc., Ableco Finance LLC, and Wells Fargo Financial Corporation Canada. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2006 (SEC File No. 1-7852)).

Exhibit No.
4.5.	First Amendment dated September 26, 2006 to Credit Agreement dated June 28, 2006 between Pope & Talbot, Inc., Pope & Talbot Ltd., The Several Lenders, Lehman Brothers Inc., Lehman Commercial Paper Inc., Ableco Finance LLC, and Wells Fargo Financial Corporation Canada. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on October 31, 2006 (SEC File No.
1-7852)).

4.6.	Second Amendment dated December 31, 2006 to Credit Agreement dated June 28, 2006 between Pope & Talbot, Inc., Pope & Talbot Ltd., The Several Lenders, Lehman Brothers Inc., Lehman Commercial Paper Inc., Ableco Finance LLC, and Wells Fargo Financial Corporation Canada. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2007 (SEC File No. 1-7852)).

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of agreements relating to other long-term debt.

10.1.	Executive Compensation Plans and Arrangements

10.1.1.	Stock Incentive Plan (formerly known as the Employee Stock Option Plan), as amended (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2005 (SEC File No. 1-7852))

10.1.2.	Executive Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005 (SEC File No. 1-7852)).

10.1.3.	Deferral Election Plan (terminated as to new deferrals on December 14, 2004). (Incorporated herein by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 filed with the SEC on March 31, 1993 (SEC file No. 1-7852)).

10.1.4.	Supplemental Executive Retirement Income Plan. (Incorporated herein by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 filed with the SEC on March 25, 1991 (SEC File No. 1-7852)).

10.1.5.	Form of Supplemental Retirement Letter Agreement between the Company and certain of its executive officers. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2006 (SEC file No. 1-7852)).

10.1.6.	Form of Severance Pay Agreement among the Company and certain of its executive officers. (Incorporated herein by reference to Exhibit 10.1.6 to the Company’s Quarterly Report on Form
10-Q for the quarter ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File No.
1-7852)).

10.1.7.	1996 Non-Employee Director Stock Option Plan, as amended (terminated as to new option grants on May 5, 2005). (Incorporated herein by reference to Exhibit 10.1.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005 (SEC File No. 1-7852)).

10.1.8.	Special Non-Employee Director Stock Retainer Fee Plan (terminated as to new option grants on December 14, 2004). (Incorporated herein by reference to Exhibit 99.5 to the Company’s Form S-8 filed with the SEC on February 22, 1999 (SEC file No. 333-72737)).

10.1.9.	Non-Employee Directors Compensation Policy and Stock Ownership Guidelines, as amended and restated September 29, 2006. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2006 (SEC File No. 1-7852)).

10.1.10.	Non-Employee Directors Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 14, 2004 (SEC File No. 1-7852)).

10.1.11.	Split Dollar Life Insurance Agreement between the Company and Maria M. Pope, as trustee of the Pope Grandchildren’s Trust, dated December 21, 1999. (Incorporated herein by reference to Exhibit 10.1.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 24, 2000 (SEC File No. 1-7852)).

10.1.12.	Restricted Stock Award Agreement entered into on April 26, 2001 effective as of September 9, 1999 between the Company and Michael Flannery. (Incorporated herein by reference to Exhibit 10.1.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 (SEC File No. 1-7852)).

10.1.13.	Form of Restricted Stock Award Agreement used for restricted stock awards to executive officers under the Company’s Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.1.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on October 29, 2004 (SEC File No. 1-7852).

21.1.	List of subsidiaries.

23.1.	Report on Financial Statement Schedule and Consent of Independent Registered Public Accounting Firm.

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on this 30th day of March, 2007.

POPE & TALBOT, INC.

By:	/s/ MICHAEL FLANNERY
Michael Flannery
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2007, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ MICHAEL FLANNERY Michael Flannery	Chairman of the Board, President and Chief Executive Officer

/s/ GORDON P. ANDREWS Gordon P. Andrews	Director

/s/ DAVID J. BARRAM David J. Barram	Director

/s/ LIONEL G. DODD Lionel G. Dodd	Director

/s/ ROBERT G. FUNARI Robert G. Funari	Director

/s/ KENNETH G. HANNA Kenneth G. Hanna	Director

/s/ J. KEITH MATHENEY J. Keith Matheney	Director

/s/ PETER T. POPE Peter T. Pope	Director

/s/ HAROLD N. STANTON Harold N. Stanton	Director

/s/ R. NEIL STUART R. Neil Stuart	Vice President and Chief Financial Officer

/s/ LAURY L. COOPER Laury L. Cooper	Controller