Form 10-Q
period 2007-03-31
POPE & TALBOT INC /DE/
filed 2007-05-10
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1 par value – 16,434,778 shares as of April 30, 2007.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
	(thousands)
ASSETS
Current assets:
Cash and cash equivalents	$910	$19,058
Restricted cash	1,823	1,801
Accounts receivable (less allowance of $2,147 at March 31, 2007 and December 31, 2006)	104,810	92,666
Inventories	171,800	130,137
Prepaid expenses	19,505	14,674

Total current assets	298,848	258,336
Properties:
Plant and equipment	826,587	821,559
Accumulated depreciation	(478,890)	(469,507)

	347,697	352,052
Land and timber cutting rights	19,699	19,754

Total properties, net	367,396	371,806
Other assets:
Deferred charge	6,596	6,847
Other	24,145	25,030

Total other assets	30,741	31,877

	$696,985	$662,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$476	$474
Accounts payable	64,393	43,473
Accrued payroll and related taxes	28,213	27,887
Income taxes payable	2,379	8,062
Other accrued liabilities	30,909	22,608

Total current liabilities	126,370	102,504
Long-term liabilities:
Long-term debt, net of current portion	343,570	320,476
Deferred income tax liability, net	20,628	15,689
Pension and postretirement benefits, net of current portion	85,435	85,025
Other long-term liabilities	18,347	17,900

Total long-term liabilities	467,980	439,090
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	17,208	17,208
Additional paid-in capital	66,492	66,877
Retained earnings	57,882	76,509
Common stock held in treasury, at cost	(12,525)	(13,262)
Accumulated other comprehensive income, net of tax:
Pension obligations not recognized in net periodic benefit costs	(46,433)	(46,917)
Cumulative translation adjustment	19,949	21,156
Financial derivative contracts	62	(1,146)

	(26,422)	(26,907)

Total stockholders’ equity	102,635	120,425

	$696,985	$662,019

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2007	2006
	(thousands except per share)
Revenues:
Pulp	$114,604	$110,840
Wood Products
Lumber	66,982	99,234
Chips, logs and other	18,875	12,937

	85,857	112,171

Total revenues	200,461	223,011

Costs and expenses:
Pulp cost of sales	113,279	106,148
Wood Products cost of sales	92,379	109,885
Selling, general and administrative	9,473	9,766

	215,131	225,799

Operating loss	(14,670)	(2,788)
Interest expense	(10,112)	(6,293)
Interest income	467	53
Foreign exchange gains, net	154	481

Loss before income taxes	(24,161)	(8,547)

Income tax benefit	(5,534)	(527)

Net loss	$(18,627)	$(8,020)

Net loss per share—basic and diluted	$(1.15)	$(0.49)

Weighted average shares of common stock outstanding—basic and diluted	16,268	16,236

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2007	2006
	(thousands)
Cash flow from operating activities:
Net loss	$(18,627)	$(8,020)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	10,085	10,372
Loss on sale of property and equipment	(6)	207
Deferred tax provision	5,153	(297)
Stock compensation	220	261
Decrease (increase) in working capital:
Accounts receivable	(13,483)	5,848
Inventories	(41,139)	(3,513)
Prepaid expenses and other assets	3,725	1,797
Accounts payable and accrued liabilities	23,038	6,239
Income taxes payable, net	(14,155)	(661)
Other, net	5,662	741

Net cash provided by (used for) operating activities	(39,527)	12,974

Cash flow from investing activities:
Capital expenditures	(5,197)	(6,539)
Restricted cash	(22)	—
Proceeds from sale of properties and equipment	238	266

Net cash used for investing activities	(4,981)	(6,273)

Cash flow from financing activities:
Net borrowings under revolving credit lines	23,259	2,175
Repayment of long-term debt	(578)	(3,356)
Amounts paid for debt issuance costs	(25)	—

Net cash provided by (used for) financing activities	22,656	(1,181)

Effect of exchange rate on cash	3,704	468

Increase (decrease) in cash and cash equivalents	(18,148)	5,988
Cash and cash equivalents at beginning of period	19,058	5,507

Cash and cash equivalents at end of period	$910	$11,495

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

The Condensed Consolidated Balance Sheet at December 31, 2006 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As further described in Note 6, “Debt,” the Company’s senior secured credit agreement contains financial covenants including one based on defined EBITDA, which is tested on a quarterly basis. Compliance with this covenant cannot be assured because the Company’s results of operations are highly dependent on price fluctuations in pulp and lumber markets and on the Canadian to U.S. dollar exchange rate. Uncertainty over the Company’s ability to comply with the financial covenants of its senior secured credit agreement in future periods has raised substantial doubt about the Company’s ability to continue as a going concern. The opinion of the Company’s independent registered public accounting firm on the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 contained an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern due to this uncertainty.

Based on current estimates, the Company does not expect to be in compliance with the EBITDA covenant for the four-quarter period ended June 30, 2007, and believes it is unlikely to be in compliance for the periods ending September 30, 2007 and December 31, 2007. The Company is engaged in discussions with its senior lenders regarding the amendment or waiver of this covenant, but cannot provide any assurance that it will be successful in obtaining such covenant relief, or as to the terms upon which such relief may be granted. Subject to obtaining any necessary covenant waivers or amendments, the Company expects to meet its future cash requirements through a combination of cash generated from operations, existing cash balances and existing or future credit facilities. The Company will also consider possible asset sales to generate cash and reduce debt, or potential equity issuances to generate cash and increase stockholders’ equity. The Company’s continuation as a going concern is ultimately dependent upon its future financial performance, which will be affected by general economic, competitive and other factors, many of which are beyond the Company’s control. There can be no assurance that the Company’s plans to ensure continuation as a going concern will be successful.

Foreign Currency Translation

The functional currency for the majority of the Company’s foreign subsidiaries is the Canadian dollar. Revenues and expenses are translated into U.S. dollars at average exchange rates for each period. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income or loss within stockholders’ equity. Foreign currency transaction gains and losses, as well as the effect of remeasurement of monetary assets and liabilities of the Canadian subsidiaries denominated in currencies other than the Canadian dollar due to changes in exchanges rates, are recorded as non-operating income and expense in the Condensed Consolidated Statement of Operations.

Taxes Collected From Customers And Remitted to Governmental Authorities

The Company presents revenue for its pulp and wood product segments net of any taxes collected from their customers.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). Specifically, FIN 48 clarifies the accounting recognition and disclosure requirements for uncertainty in a tax position taken or expected to be taken in a tax return. FIN 48 involves a two-step approach of evaluating tax positions and determining if they should be recognized in the financial statements. This process involves recognizing any tax positions that are “more likely than not” to be sustained upon examination. If the tax position meets this threshold, the tax position must be measured using the criteria specified by FIN 48. Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts recognized upon adoption of FIN 48 were to be accounted for as a cumulative effect of a change in accounting principle recorded as an adjustment to beginning retained earnings. The Company adopted FIN 48 on January 1, 2007 and had no adjustment as a result of adopting this interpretation.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP). This FSP eliminates the accrue-in-advance method of accounting for planned major maintenance activities from the AICPA Audit and Accounting Guide, Audits of Airlines; however, the FSP is applicable to all entities, regardless of industry, that engage in planned maintenance activities. The FSP also eliminates the ability to spread maintenance costs over interim periods as previously allowed under APB 28. This method of accounting for planned major maintenance activities is being eliminated due to the FASB’s belief that the resultant liability does not meet the definition of a liability outlined in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The effective date of the FSP is an entity’s first fiscal year beginning after December 15, 2006, and must be applied retrospectively. The Company adopted this FSP on January 1, 2007, and it did not have a material impact on the Company’s consolidated financial position or consolidated annual results of operations; however, as a result of adoption of the FSP, operating results for 2006 interim periods reflect the reversal of any accrued or deferred costs of these planned major maintenance activities such that the major maintenance costs are recognized as they were incurred. Accordingly, as a result of adopting this FSP, first quarter 2006 pulp cost of sales are $4.9 million lower than previously reported, which results in a decrease to loss before income taxes and net loss for the three months ended March 31, 2006 of $4.9 million, or $0.30 per basic and diluted share from the amounts previously reported. In March 2007, the Halsey pulp mill carried out its scheduled shutdown and accordingly, the Company recognized shutdown maintenance costs in the first quarter of 2007 of $3.0 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. SFAS 157 will be applicable when other accounting standards require or permit fair value measurements; it will not require new fair value measurements. SFAS 157 will be effective for the Company in the first quarter of fiscal year 2008. The Company is currently assessing the effect SFAS 157 will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS 158). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (funded status provision); (b) measure a plan’s assets and its obligation that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) (measurement date provision); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the period in which the changes occur (recognition provision). Those changes will be reported in comprehensive income of a business entity. SFAS 158 applies to most single-employer defined benefit plan sponsors. The Company adopted the funded status and recognition provisions and related disclosure requirements of SFAS 158 for the year ended December 31, 2006 and recorded a reduction to stockholders’ equity, net of taxes of $37.2 million. The measurement date provision is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the effect the measurement date provision will have on its consolidated financial position and results of operations upon adoption.

Reclassifications

Certain reclassifications have been made to prior years’ data to conform to the current year’s presentation. In prior periods, the Company recorded foreign currency transaction and remeasurement gains (losses) in cost of sales. In the current period, the Company has presented foreign currency transaction and remeasurement gains (losses) in non-operating income and expense and reclassified the prior periods to be consistent with this presentation.

2.	Net Loss Per Share

The computation of basic net loss per share is based on net loss and the weighted average number of common shares outstanding during each period. The computation of diluted net loss per share does not assume conversion or exercise of securities that would have an antidilutive effect. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards. For the three months ended March 31, 2007 and 2006, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted net loss per share were the same.

Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.04 to $21.06 per share, averaged 1,063,100, and with prices ranging from $5.25 to $21.06 per share, averaged 1,050,200 for the three months ended March 31, 2007 and 2006, respectively. Restricted shares not included in the computation of diluted loss per share averaged 108,100 and 70,100 for the three months ended March 31, 2007 and 2006, respectively.

3.	Inventories

	March 31, 2007	December 31, 2006
	(thousands)
Lumber	$30,105	$22,934
Pulp	50,585	43,641
Saw logs	39,053	30,601
Pulp logs, chips and sawdust	27,555	8,413
Chemicals and supplies	27,227	26,597
LIFO reserve	(2,725)	(2,049)

	$171,800	$130,137

Interim LIFO calculations require the estimation of the Company’s year-end inventory quantities and costs. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year. The portion of inventories determined using the last-in, first-out (LIFO) method are reflected in the above table at an aggregate of $47.8 million and $18.6 million using the average cost method at March 31, 2007 and December 31, 2006, respectively.

4.	Derivative Financial Instruments

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

Cash Flow Hedges

The Company has identified and quantified currency risks associated with Canadian operations where sourcing and manufacturing costs are primarily denominated in Canadian dollars and the related revenues are primarily denominated in U.S. dollars. Beginning in 2006, to mitigate the risk to its operating margin, the Company entered into forward contracts and designated these as cash flow hedges. The cash flow hedges are carried on the Company’s balance sheet at fair value with the effective portion of the gains or losses of the derivatives included in accumulated other comprehensive income. All other components of the derivatives, such as time value, are excluded from the assessment of effectiveness and included in non-operating income or loss. For the three month period ended March 31, 2007, the total excluded components recorded were $0.2 million. The Company did not have similar contracts in effect during the first quarter of 2006. When the hedged forecasted transaction occurs, the related gain or loss on the cash flow hedge is reclassified to revenues. The Company’s forward foreign exchange contracts receivable are included in prepaid expenses and forward foreign exchange contracts payable are included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The forward foreign exchange contracts generally expire within four to six months but no longer than 12 months. At March 31, 2007, the Company expects to reclassify the entire amount of $0.1 million unrealized gain recorded in accumulated other comprehensive income to earnings before income taxes during the next 12 months due to the recognition of the hedged forecasted transactions.

The Company evaluates hedge effectiveness prospectively and retrospectively, excluding time value, by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. In the event there is recognized ineffectiveness; or the underlying forecasted transaction does not occur within the designated hedge period or it becomes remote that the forecasted transaction will occur, the related gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income to non-operating income or expense. For the three month period ended March 31, 2007, there were no such gains or losses recognized relating to hedges of forecasted transactions that did not occur.

Balance Sheet Hedges

The Company also enters into forward rate contracts to hedge certain of the Company’s U.S. dollar-denominated monetary assets and liabilities of its Canadian subsidiaries, primarily receivables and outstanding debt obligations, to reduce the risk that earnings will be adversely affected by changes in foreign currency exchange rates. These forward contracts are not designated for hedge accounting. Accordingly, the change in fair value of these derivatives is recorded into earnings as other non-operating income and expense, offsetting the change in fair value of the foreign currency denominated assets and liabilities. At March 31, 2007, the outstanding balance sheet hedging derivatives had maturities of 12 months or less.

5.	Income Taxes

The Company’s effective tax benefit rate including discrete items was 23 percent for the first quarter of 2007 compared with an effective tax benefit rate of six percent in the first quarter of 2006. Before discrete items, a tax benefit of $7.6 million resulting from the application of future Canadian statutory tax rates to the Company’s first quarter 2007 pre-tax loss was mostly offset by a $6.9 million increase in the valuation allowance, based on the Company’s determination that it is more likely than not that deferred tax assets resulting from current period losses will not be realized. The net difference of $0.7 million represents approximately one-fourth of the tax benefit the Company expects to realize in the full year of 2007 from certain tax credits and the ability to carryback certain losses to 2006. Discrete items affected the tax benefit for the first quarters of 2007 and 2006. In the first quarter of 2007, the Company recorded a tax benefit of $4.8 million relating to the reversal of most of a $5.0 million tax provision recorded in 2006 as then required to increase the deferred tax liabilities on undistributed earnings of the Company’s Canadian subsidiaries. This reversal resulted primarily from losses incurred by the Canadian subsidiaries in the first quarter of 2007 that reduced their undistributed earnings. In the first quarter of 2006, the Company reversed liabilities recorded in prior years which resulted in recognition of a $0.5 million income tax benefit.

6.	Debt

The Company’s outstanding debt balances were as follows:

	March 31, 2007	December 31, 2006
	(thousands)
Senior secured term loan credit facility, expiring in 2012, variable interest rate 13.07%	$186,403	$186,979
Senior secured revolving credit facility, expiring in 2012, variable interest rate 9.50%	23,477	—
Long-term obligation, due 2006-2013, effective rate 7.54%	6,158	6,159
8 3/8% senior notes due 2013, less unamortized discount of $6,992 and $7,188, respectively, effective rate 11.03%	53,008	52,812
8 3/8% debentures, due 2013, effective rate 8.54%	75,000	75,000

	344,046	320,950
Current portion	(476)	(474)

Long-term debt	$343,570	$320,476

The Company’s senior secured credit agreement includes both revolving and term loan facilities. These credit facilities are secured by substantially all of the assets of the Company and its subsidiaries.

The Company’s $75.0 million senior secured revolving credit facility includes provisions for cash borrowings and up to $35.0 million notional amount of letters of credit. At March 31, 2007, the Company was utilizing $23.5 million of this facility for cash borrowings and $16.4 million for outstanding letters of credit, leaving $35.1 million of total revolver availability for further cash borrowings. The borrowing base under the revolving facility is limited to the lesser of the sum of certain eligible trade accounts receivable and inventories as reduced by bank products reserves and the aggregate of certain outstanding accounts payable balances, or $75.0 million. Borrowings under the revolving credit facility bear interest at either LIBOR plus a spread of 2.25% to 3.0% or prime plus a spread of 1.25% to 2.0%, with the amount of the spread each month based on the average utilization of the revolving credit facility for the prior month. Revolving credit borrowings at March 31, 2007 were at a rate of 9.5%.

The Company’s senior secured term loans bear interest at either LIBOR plus a spread of 3.75% to 7.75% or prime plus a spread of 2.75% to 6.75%, with the amount of the spread at any time based on the Company’s trailing four quarters’ EBITDA, as defined in the Credit Agreement, its ratio of outstanding obligations under the new facilities and obligations under capital leases to trailing four quarters’ EBITDA (Leverage Ratio), and whether trailing four quarters’ EBITDA is greater or less than 80% of projections for the period. Term loan borrowings at March 31, 2007 were at a rate of 13.07%.

At March 31, 2007, the Company was in compliance with the covenants of its senior secured credit agreement. Those covenants include a requirement to generate EBITDA, as defined, of at least $25 million for the four-quarter period ended March 31, 2007, EBITDA of at least $30 million for the four-quarter periods ended June 30, 2007 and September 30, 2007, EBITDA of at least $45 million for the year ended December 31, 2007, and increasing levels of required EBITDA for subsequent periods up to $70 million for the year ended December 31, 2009 and thereafter. Beginning effective March 31, 2009, another covenant will require the Leverage Ratio to be no more than 2.75-to-1 as of the end of each quarter. The covenants also generally limit capital expenditures by the Company and its subsidiaries to $30 million per year, but with the unspent portion of the $30 million limit in any year (up to a maximum of $15 million) being available for expenditure in the next year. The credit facilities also include a covenant restricting the Company’s ability to pay dividends on its common stock unless and until EBITDA exceeds $55 million for any year and the Leverage Ratio at the end of that year is no more than 2.75-to-1.

The credit facilities also include certain mandatory and optional prepayment provisions related to the term loans, including mandatory prepayments of (i) 50% of any excess cash flow (as defined) declining to 25% of excess cash flow if the Leverage Ratio is less than 2.75-to-1, to be measured and paid annually, without prepayment premium; (ii) 100% of the net proceeds of certain asset sales and insurance recovery events, with the first $15.0 million of such proceeds to be absent any prepayment premiums and the excess to be subject to prepayment premiums; (iii) 100% of the net proceeds of certain stock issuances declining to 50% of such proceeds if the Leverage Ratio is less than 2.75-to-1, all subject to prepayment premiums; and (iv) 100% of certain receipts of funds, generally receipts from governmental agencies or similar entities, all subject to prepayment premium. Prepayment premiums with respect to the term loans are equal to four percent of the applicable prepayments made before June 29, 2009, one percent of applicable prepayments made after June 28, 2009 and before June 29, 2010, with no prepayment premium required for prepayments made thereafter. The prepayment premiums are applicable to the items discussed above and to prepayment of the entire term loan balance at the Company’s election; however, under the credit agreement, the Company may make optional principal reductions on the term loans without prepayment premium. If the Company elects to reduce or terminate the $75 million revolving credit facility before June 29, 2008, it must pay a fee equal to one percent of the reduction.

7.	Pension and Other Postretirement Plans

The Company’s postretirement plans consist principally of noncontributory defined-benefit pension plans and postretirement medical and life insurance plans. The Company also provides defined contribution plans in the U.S. and Canada. The pension plans include plans administered by the Company and contributions to multi-employer plans administered by various unions. The components of net periodic benefit cost and the other amounts recognized in other comprehensive income related to Company administered plans were as follows:

	Three months ended March 31,
	2007	2006	2007	2006
	Pension Benefits		Other Postretirement Benefits
	(thousands)
Net periodic benefit cost:
Service cost	$1,067	$1,048	$385	$403
Interest cost	1,882	1,810	787	759
Expected return on plan assets	(2,079)	(2,040)	—	—
Amortization of prior service costs (credit)	60	61	(36)	(16)
Amortization of transition amounts	—	(1)	—	—
Amortization of net actuarial loss	400	450	314	380

Net periodic benefit cost	1,330	$1,328	1,450	$1,526

Other amounts recognized in other comprehensive income:
Amortization of prior service (costs) credit	$(60)		$36
Amortization of net actuarial loss	(400)		(314)

Other amounts recognized in other comprehensive income	(460)		(278)

Total recognized in net periodic benefit cost and other comprehensive income	$870		$1,172

8.	Stock-based Compensation

The Company accounts for share-based payment awards under SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that the cost resulting from all share-based payment awards be recognized as stock-based compensation expense at fair value over the period during which an employee is required to provide service in exchange for the award. The total compensation costs recognized in the income statement for share-based payment arrangements, including nonvested stock was $0.2 million, or $0.01 per basic and diluted share, and $0.3 million, or $0.02 per basic and diluted share for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, there were no tax benefits recognized from share-based payment arrangements as the benefits were offset by increases to the corresponding valuation allowances. There was no impact on cash flow from operations or financing activities for the three months ended March 31, 2007 and 2006.

Under the principles of SFAS 123(R), the fair value of each stock option is estimated on the date of grant using the Black-Scholes options-pricing model based on the assumptions described below. Expected volatility is based on historical volatility from the Company’s daily closing stock price over the most recent five-year period. Other factors were considered in estimating volatility, such as future stock price fluctuations and the length of time the Company’s stock has been traded. Expected dividends are estimated to be zero due to the suspension of dividend payments. The expected option term represents the period of time that stock options are expected to be outstanding and is calculated from historical exercise activity. The risk-free rate is estimated from the five-year U.S. Treasury strip rate. Assumptions used to estimate the fair value of options granted in the first quarter of 2007 were as follows: risk-free interest rate of 4.7 percent; dividend yield of zero percent, expected volatility of 48 percent and average expected option life of 5.3 years.

Stock Incentive Plan

The Company maintains a Stock Incentive Plan (SIP) for directors, officers and key employees that provides for awards of stock, stock options and restricted stock. The SIP is administered by the Compensation Committee of the Board of Directors. Shares available for future grants under this plan totaled 799,407 as of March 31, 2007.

A summary of the stock option activity under the SIP is presented below:

	Three months ended March 31,
	2007				2006
	Number of shares	Exercise price per share	Weighted avg. years remaining	Aggregate intrinsic value	Number of shares	Exercise price per share	Weighted avg. years remaining	Aggregate intrinsic value
	(in thousands except exercise price per share and remaining year data)
Outstanding at beginning of period	1,056	$14			1,057	$15
Granted	51	7			—	—
Canceled and forfeited	(6)	14			(7)	15

Outstanding at end of period	1,101	$14	5.1	$135	1,050	$15	5.5	$15

Exercisable at end of period	885	$14	4.3	96	855	$15	5.1	15

Stock options granted totaled 50,700 during the three months ended March 31, 2007 and none were granted during the three months ended March 31, 2006. No stock options were exercised during the three months ended March 31, 2007 and 2006. At March 31, 2007 and 2006, there was $0.7 million and $0.8 million of total unearned compensation cost related to stock options, respectively. That cost is expected to be recognized over 3.3 years and 2.8 years as of March 31, 2007 and 2006, respectively. The total grant-date fair values of options for which annual vesting occurred during the three months ended March 31, 2007 and 2006 were $0.4 million and $0.6 million, respectively.

Restricted Stock Awards

In the first quarter of 2007, the Company awarded 36,350 shares of restricted or nonvested stock. No shares of restricted or nonvested stock were awarded in the first quarter of 2006. The majority of the awards vest and become unrestricted or issuable ratably over five years from the date of grant. The market value of the Company’s common stock on the date of grant determines the value of all nonvested stock. Compensation expense is recognized using the straight-line method over the period of service.

A summary of the Company’s nonvested stock activity is presented below:

	Three months ended March 31,
	2007		2006
	Number of shares	Amount per share	Number of shares	Amount per share
	(thousands except per share data)
Nonvested at beginning of period	109	$11	91	$16
Granted	36	7	—	—
Vested	(17)	16	(20)	16
Forfeited	(1)	16	(1)	17

Nonvested at end of period	127	9	70	16

As of March 31, 2007 and 2006, there was $1.2 million and $1.1 million, respectively, of total unearned compensation cost related to nonvested stock. That cost is expected to be recognized over 4.4 years and 3.4 years as of March 31, 2007 and 2006, respectively. The total grant-date fair value of shares for which annual vesting occurred during the three months ended March 31, 2007 and 2006 was $0.3 million for both periods.

Director Stock Awards

Non-employee directors receive annual retainers paid in cash and in common stock of the Company. The Company has a non-employee director deferred compensation plan that permits each non-employee director to elect to defer receipt of all or any portion of the cash and stock retainers. All deferred amounts are in stock and credited to individual “stock accounts” which represent a right to receive shares of Company common stock on a deferred basis following termination of Board service.

The Company has followed the practice of using treasury stock to fulfill its obligations under its stock plans. When stock is issued pursuant to a stock plan, the difference between the exercise price and the cost of treasury shares is recorded as an increase or decrease to additional paid-in capital.

9.	Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three months ended March 31,
	2007	2006
	(thousands)
Net loss	$(18,627)	$(8,020)
Other comprehensive income (loss), net of tax:
Reclassification of pension obligations in net periodic benefit costs	484	—
Foreign currency translation	(1,207)	418
Unrealized gains on financial derivative contracts	1,208	—

Total comprehensive loss	$(18,142)	$(7,602)

10.	Segment Information

The Company classifies its business into two operating segments: pulp and wood products. A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements follows:

	Three months ended March 31,
	2007	2006
	(thousands)
Revenues:
Pulp	$114,604	$110,840
Wood Products
Lumber	66,982	99,234
Chips, logs and other	18,875	12,937

	85,857	112,171

	$200,461	$223,011

Income (loss) before income taxes:
Pulp	$(1,721)	$1,791
Wood Products	(7,751)	657
General Corporate	(5,198)	(5,236)

Total operating income (loss)	(14,670)	(2,788)
Interest expense, net	(9,645)	(6,240)
Foreign exchange gains, net	154	481

	$(24,161)	$(8,547)

11.	Legal Matters and Contingencies

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

The Forestry Revitalization Plan

In March 2003, the Government of British Columbia (Crown) introduced the Forestry Revitalization Plan (Plan) that provided for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan included the elimination of minimum cut control regulations, the elimination of certain timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown legislated that licensees, including the Company, were required to return to the Crown 20 percent of their annual allowable cut (AAC) in excess of 200,000 cubic meters. The Company’s AAC was reduced by 177,000 cubic meters at the beginning of 2006 with a further reduction of 22,000 cubic meters at the beginning of 2007. To date the Company has been able to make up reductions in its AAC through market purchases of logs at costs generally consistent with or lower than the costs of logs acquired under tenures. The Crown has stated that licensees will be fairly compensated for lost harvesting rights and improvements on Crown land, based on the remaining term of the license. In December 2005, compensation discussions for the loss of harvesting rights were completed and the Company received $4.0 million for the loss of these rights and recorded a $3.5 million gain on this transaction. An advance of $0.6 million was also received to compensate for the loss of improvements such as roads and bridges. Negotiations are ongoing with respect to these items and are expected to be resolved in the third quarter of 2007.

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

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens, Oregon, required further investigation. The Company is currently participating in the investigation phase of this site. In 2006, the Company’s ecological and human health risk assessments were approved by ODEQ. The remediation liability balance was $5.8 million and $5.9 million at March 31, 2007 and December 31, 2006, respectively, representing the most likely estimated future remediation and monitoring costs at this site. The liability is for the estimated costs of soil, sediment and groundwater remediation and post-remediation monitoring costs, and is based on the Company’s assessment of the nature and extent of site contamination and remediation methodology. Site testing costs charged against the liability totaled $0.1 million during the three months ended March 31, 2007. The Company is currently conducting a feasibility study to define site remedial action goals. The Company currently expects the majority of the remediation costs to be incurred in 2009 and 2010, with post-remediation monitoring costs to begin in 2011 and to continue for 30 years.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site sediments and surrounding area at Port Gamble, Washington. WDOE requested that the Company perform an investigation of sediments in the bay adjacent to the mill site to determine the extent of wood waste accumulation. Remediation dredging was completed in 2003 as part of the sediment clean up action plan submitted to WDOE. The Company received approval of its remediation plan from WDOE in April 2004 and submitted a sediment baseline study in October 2004. The sediment baseline study indicated that the site is approximately 80 percent recovered to-date. In November 2004, the Company received a letter from WDOE requesting additional study and in the fourth quarter of 2006 concluded discussions with WDOE and agreed on further remediation steps for the site. An interim dredge and sediment testing was completed in the first quarter of 2007. The liability balance for this site was $1.3 million and $1.4 million at March 31, 2007 and December 31, 2006, respectively, representing the low end of the range of estimated future remediation and monitoring costs at this site and a related site previously leased as described below. The liability is for the estimated cost of dredging, sediment remediation and post-remediation monitoring costs, and is based on the Company’s preliminary assessment of the nature and extent of site contamination and remediation methodology. In the first quarter of 2007, the Company began a risk investigation and feasibility study to define what, if any, further actions are required to satisfy a final consent decree and final closure of the remediation. Costs charged against the liability totaled $0.1 million during the three months ended March 31, 2007. If WDOE requires more extensive remediation or monitoring, it is reasonably possible that up to $1.0 million of additional remediation and monitoring costs could be incurred based on currently available information and analysis. The Company expects to incur the majority of the remediation costs in 2007 and 2008, with post-remediation monitoring costs to begin in 2009 and continue for eight years.

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

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to remediate the basin. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company has worked with British Columbia’s Ministry of Environment to develop an appropriate remediation strategy. The Company performed site testing and a series of partial basin dredges in 2003 and extensive dredging in 2004 and in 2005. The liability balance was $0.7 million at March 31, 2007 and December 31, 2006 representing the estimated cost of removing the remaining sources of water contamination. Based on test results, the Company did not dredge in 2006 and believes that future dredges may be required to complete the remediation.

Labor Relations

Approximately 67 percent of the Company’s employees are covered under collective bargaining agreements. No collective bargaining agreements expire in 2007.

12.	Related Party Transactions

The Company has a 20 percent partnership interest in Lignum Forest Products LLP (Lignum), a lumber broker. The Company has a lumber brokerage agreement with Lignum whereby the Company delivers annually no less than 80 million board feet of lumber to Lignum-operated reloads in the southwest U.S. This contract has an indefinite term but can be cancelled by either party for various reasons. For the three months ended March 31, 2007 and 2006, the Company recorded $21.2 million and $10.7 million of sales to Lignum, respectively. Accounts receivable at March 31, 2007 and December 31, 2006 included $1.1 million and $0.6 million, respectively, due from Lignum.

13.	Insurance Recoveries

In March 2007, the Company reached settlement with its insurance carrier regarding a claim for property damage and business interruption associated with an extended outage at the Mackenzie pulp mill, which occurred in September and October of 2006. The Company recorded recoveries of $1.9 million during the first quarter of 2007, and credited pulp cost of sales for the period.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company’s operating performance declined in the first quarter of 2007 compared to both the first and fourth quarters of 2006. Lower pulp shipments and higher costs offset improved pulp market prices in the first quarter of 2007 as compared to the prior periods. Lower lumber prices continued to reflect depressed lumber market conditions. Lumber shipments improved over fourth quarter levels but were lower than the same quarter a year ago. The Company was subject to a full quarter of export taxes on Canadian softwood lumber imported into the U.S. whereas the fourth quarter of 2006 included a reduction in Wood Products cost of sales as a result of the refund of lumber import duties.

The Company lost $18.6 million in the first quarter of 2007 on revenues of $200.5 million, compared with a net loss of $8.0 million in the first quarter of 2006 on revenues of $223.0 million, and net income of $88.1 million in the fourth quarter of 2006 on revenues of $190.0 million. Net loss per share was $1.15 for the first quarter of 2007, compared with a net loss of $0.49 for the first quarter of 2006 and net income per share of $5.41 for the fourth quarter of 2006. The results for the fourth quarter of 2006 included $113.3 million in lumber import duty refunds of which $101.2 million related to prior years and $12.1 million reduced Wood Products cost of sales. The fourth quarter of 2006 also included interest income of $14.2 million on those duty refunds.

The following issues have significantly affected the Company’s recent operating results, and are expected to continue to affect the Company.

Financial Leverage and Covenant Compliance

The Company’s total debt to total capitalization ratio was 77 percent at March 31, 2007 compared with 73 percent at December 31, 2006. Total debt increased from $321.0 million at December 31, 2006 to $344.0 million at March 31, 2007, and total stockholders’ equity decreased by $17.8 million, primarily as a result of the net loss in the first quarter of 2007. The Company’s weighted average interest rate on its outstanding debt was 11.4 percent at March 31, 2007 as compared with 11.6 percent at December 31, 2006 and 7.7 percent at March 31, 2006.

The Company’s senior secured credit agreement contains covenants including one based on EBITDA that requires the Company to generate EBITDA, as defined, of at least $25 million for the four-quarter period ended March 31, 2007, $30 million for the four-quarter periods ended June 30, 2007 and September 30, 2007, $45 million for the year ended December 31, 2007 and increasing levels in subsequent periods up to $70 million for 2009. EBITDA, as defined, was $32.4 million for the four-quarter period ended March 31, 2007, which was sufficient to meet the covenant requirement for that period. However, to meet the $30 million covenant requirement for the four-quarter period ended June 30, 2007, the Company needs EBITDA, as defined, of at least $1.3 million in the second quarter of 2007. Until lumber market conditions improve, the Company will continue to be challenged by low lumber prices in the Wood Products business and raw material cost and availability issues in the Pulp business. Moreover, expenses in the second quarter of 2007 will include the cost of the planned annual maintenance shutdown of the Company’s Nanaimo pulp mill, estimated to be approximately $10 million (as compared with $3.0 million of maintenance expense incurred in the first quarter of 2007 for the Halsey pulp mill shutdown), and second quarter EBITDA will be further adversely affected by a mechanical failure in the Kamyr digester at the Mackenzie pulp mill in April 2007 that resulted in 14 days of lost production. Accordingly, based on current estimates, the Company does not expect sufficient second quarter EBITDA to be in compliance with the EBITDA covenant for the four-quarter period ended June 30, 2007, and believes it is unlikely to be in compliance for the periods ending September 30, 2007 and December 31, 2007. The Company is engaged in discussions with its senior lenders regarding the amendment or waiver of this covenant, but cannot provide any assurance that it will be successful in obtaining such covenant relief, or as to the terms upon which such relief may be granted.

Cyclical Product Pricing

Average pulp price realizations in the first quarter of 2007 were 23 percent higher than in the first quarter of 2006 and two percent higher than the fourth quarter of 2006. Average lumber price realizations in the first quarter of 2007 were 21 percent lower than the first quarter of 2006 and two percent lower than the fourth quarter of 2006.

Exchange Rate Fluctuations

A weakening Canadian dollar relative to the U.S. dollar decreases the Company’s reported pulp and wood products manufacturing costs, which are incurred primarily in Canadian dollars. The average Canadian to U.S. dollar exchange rate of 0.85 for the first quarter of 2007 was two percent lower than the 0.87 rate for the first quarter of 2006 and three percent lower than the 0.88 rate for the fourth quarter of 2006.

Monthly remeasurement of monetary assets and liabilities held by the Company’s Canadian subsidiaries and denominated in currencies other than the Canadian dollar produces foreign currency gains and losses that are recorded in non-operating income and expense. When these assets and liabilities are translated back into U.S. dollars in preparing consolidated financial statements, the offsetting gains and losses are recorded in the foreign currency translation adjustment in other comprehensive income and, therefore, do not offset the earnings impact. A net U.S. dollar asset position within the Company’s Canadian subsidiaries produces foreign currency gains when the Canadian dollar weakens at any balance sheet date as compared to the previous balance sheet date, whereas a net U.S. dollar liability exposure has the opposite effect producing foreign exchange losses when the Canadian dollar weakens at any balance sheet date. Prior to June 28, 2006, the Canadian subsidiaries had a net U.S. dollar asset position due to holding U.S. dollar denominated receivables and cash with no offsetting U.S. dollar denominated debt. On June 28, 2006, with the closing of the Company’s senior secured credit facilities, this position changed to a net U.S. dollar liability exposure as the Canadian subsidiaries borrowed $250 million in U.S. dollars. Accordingly, a decrease in the value of the Canadian dollar relative to the U.S. dollar at any balance sheet date as compared to the prior balance sheet date now negatively affects the Company’s results of operations, whereas prior to June 28, 2006 it had a positive effect. Moreover, the change to a net U.S. dollar liability position within the Canadian subsidiaries now produces foreign currency effects on earnings that are opposite to the effects of incurring manufacturing costs in Canadian dollars as discussed in the previous paragraph. The Canadian to U.S. dollar exchange rate was 0.86 at both March 31, 2007 and December 31, 2006. However, throughout the first quarter of 2007 the monthly ending balance sheet rate ranged from a low of 0.85 to a high of 0.86 producing a net $0.4 million of foreign exchange remeasurement and transaction gains before hedging activities.

The Company uses foreign currency forward contracts to hedge the Canadian subsidiaries’ U.S. dollar denominated monetary assets and liabilities and forecasted revenue transactions to mitigate the effect of foreign currency exposures on its earnings. The Company estimates that the decrease in the average Canadian to U.S. dollar exchange rate from the fourth quarter of 2006 to the first quarter of 2007, including the effects of these contracts increased its operating margin for the first quarter of 2007 by approximately $0.9 million and increased non-operating income by approximately $0.2 million. The Company estimates that the effect of these contracts reduced first quarter 2007 operating margin and non-operating income by $2.7 million and $0.3 million, respectively. The Company reduced the notional amount of foreign currency forward contracts in the first quarter of 2007.

Taxes on Lumber Exported from Canada into the United States

The Company’s lumber exports into the U.S. from Canada have been subject to Canadian export taxes since October 12, 2006, the effective settlement date of the Canadian – U.S. softwood lumber dispute.

With this settlement the U.S. government stopped collecting cash deposits of lumber import duties and refunded approximately 82 percent of the cash deposits of import duties paid from May 22, 2002 through October 11, 2006, including interest accrued thereon. In the fourth quarter of 2006, the Company received duty refunds of approximately $113.3 million, with accrued interest of approximately $14.2 million, totaling approximately $127.5 million. Lumber export taxes totaled $5.0 million in the first quarter of 2007, compared with lumber import duties of $5.8 million in the same quarter of 2006 and lumber export taxes of $3.2 million in the fourth quarter of 2006.

The export charge structure applicable to the British Columbia Interior Region, where the Company’s Canadian operations are located, requires export charges to be paid in any month only when the Prevailing Monthly Price, as established by an average of the Random Lengths Framing Lumber Composite Index for the four-week period ending approximately 21 days before the beginning of the month, is less than or equal to $355 as measured in U.S. dollars per thousand board feet. The export charge for any month will be 5 percent if the Prevailing Monthly Price is at or below $355, 10 percent if the Prevailing Monthly Price is at or below $335, and 15 percent if the Prevailing Monthly Price is at or below $315. Additionally, if shipments from a region in any month exceed a specified Trigger Volume, generally representing 110 percent of the region’s share of a 34 percent total Canadian market share of expected U.S. softwood lumber consumption for the month, then a surge charge of 50 percent of the export charge for that month will be retroactively levied against all shipments from the region. From October 12, 2006 to March 31, 2007, the Company was subject to an export charge rate of 15 percent for its softwood lumber exports to the U.S.; however, it was not subject to the surge charge during this period. The Prevailing Monthly Price for May 2007 is $279, down from $291 for March 2007 and the Company has continued to be subject to an export tax rate of 15 percent in the second quarter of 2007. The Company was not subject to a surge charge in April 2007 and is uncertain whether surge charges will be applicable for May 2007. For the term of the Canadian –U.S. Softwood Lumber Agreement, periods of relatively low lumber market prices (when the Prevailing Monthly price is below $355) will be accompanied by the imposition of export taxes on the Company’s lumber shipments to the U.S., compounding the adverse effects of low lumber prices on the Company’s results of operations and cash flows.

Planned Shutdown Maintenance Costs

The Company adopted FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP) as of January 1, 2007. Prior to adopting the FSP, the Company recognized the anticipated costs of its planned shutdown activities at its pulp mills ratably over the course of the fiscal year. As a result of adopting the FSP, the Company recognizes shutdown costs in the period in which they are incurred. The adoption of the FSP did not have an impact on the Company’s consolidated financial position or consolidated annual results of operations for 2006; however, the FSP required retrospective application to prior period financial statements and accordingly, operating results for 2006 interim periods reflect the reversal of any accrued or deferred costs of these planned major maintenance activities such that the major maintenance costs are recognized as they were incurred. The Company’s Nanaimo and Mackenzie pulp mills performed their annual maintenance shutdowns during the second and third quarter, respectively, of 2006. As a result of the retrospective application of the FSP, first and fourth quarter of 2006 pulp cost of sales have been reduced by $4.9 million and $5.2 million, respectively, from amounts previously reported. This resulted in a decrease to the loss before income taxes and net loss for the three months ended March 31, 2006 of $4.9 million, or $0.30 per basic and diluted share, and an increase to income before income taxes and net income for the three months ended December 31, 2006 of $5.2 million, or 0.32 per basic and diluted share from the amounts previously reported. In March 2007, the Halsey pulp mill carried out its scheduled shutdown, and accordingly, the Company recognized shutdown maintenance costs in the first quarter of 2007 of $3.0 million.

Selected Segment Data

	Three months ended
	March 31,		December 31, 2006
	2007	2006
	(thousands)
Revenues
Pulp	$114,604	$110,840	$114,494
Wood Products
Lumber	66,982	99,234	61,607
Chips, logs and other	18,875	12,937	13,884

Total Wood Products	85,857	112,171	75,491

	$200,461	$223,011	$189,985

Operating income (loss)
Pulp	$(1,721)	$1,791	$9,247
Wood Products	(7,751)	657	(1,053)
Lumber duty refund for prior years	—	—	101,209
General Corporate	(5,198)	(5,236)	(10,885)

Operating income (loss)	$(14,670)	$(2,788)	$98,518

Depreciation and amortization
Pulp	$6,677	$7,167	$7,152
Wood Products	3,214	2,985	3,334
General Corporate	194	220	197

	$10,085	$10,372	$10,683

EBITDA (A)
Pulp	$4,956	$8,958	$16,399
Wood Products	(4,537)	3,642	2,281
Lumber duty refund for prior years	—	—	101,209
General Corporate	(4,850)	(4,535)	(11,020)

	$(4,431)	$8,065	$108,869

Lumber import duties (refunds)	$—	$5,800	$(12,100)

Lumber export taxes	$5,000	$—	$3,200

Pulp (metric tons)
Sales volume	174,500	207,100	177,800
Average price realization	$657	$535	$644

Lumber (thousand board feet)
Sales volume	209,100	244,000	187,600
Average price realization	$320	$407	$328

(A)	EBITDA equals net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization. Segment EBITDA equals segment operating income (loss) before segment depreciation and amortization. EBITDA is a measure used by the Company’s chief operating decision makers to evaluate operating performance on both a consolidated and segment-by-segment basis. The Company believes EBITDA is useful to investors because it provides a means to evaluate the operating performance of the Company and its segments on an ongoing basis using criteria that are used by the Company’s internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. The Company believes EBITDA is a meaningful measure because it presents a transparent view of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, the Company believes that excluding items such as taxes and net interest expense enhances management’s ability to assess and view the core operating trends in its segments. EBITDA is not a measure of the Company’s liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of the Company’s liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of net interest expense and associated significant cash requirements, given the level of the Company’s indebtedness; and the exclusion of depreciation and amortization which represent significant and unavoidable operating costs, given the capital expenditures needed to maintain the Company’s businesses. Management compensates for these limitations by relying on GAAP results. The Company’s measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Three months ended
	March 31,		December 31, 2006
	2007	2006
	(thousands)
Net income (loss)	$(18,627)	$(8,020)	$88,093
Interest expense (income), net	9,645	6,240	(3,257)
Income tax provision (benefit)	(5,534)	(527)	13,350
Depreciation and amortization	10,085	10,372	10,683

EBITDA	$(4,431)	$8,065	$108,869

The following table reconciles operating income (loss) to EBITDA for each of the Company’s Pulp and Wood Products operating segments:

	Three months ended
	March 31,		December 31, 2006
	2007	2006
	(thousands)
Pulp
Operating income (loss)	$(1,721)	$1,791	$9,247
Depreciation and amortization	6,677	7,167	7,152

EBITDA	$4,956	$8,958	$16,399

Wood Products
Operating income (loss)	$(7,751)	$657	$(1,053)
Depreciation and amortization	3,214	2,985	3,334

EBITDA	$(4,537)	$3,642	$2,281

The Company’s senior secured credit agreement subjects the Company to a financial covenant based on EBITDA. See “Liquidity and Capital Resources.” EBITDA is defined differently in the credit agreement and requires additional adjustments, among other items, to (i) eliminate refunds of prior years lumber import duties, (ii) include income tax benefits recognized in any quarter, and (iii) exclude certain other non-cash income and expense items. EBITDA as defined in the credit agreement was $32.4 million for the four-quarters ended March 31, 2007.

Four quarters ended March 31, 2007
(thousands)
Net income	$34,712
Interest expense, net	25,319
Loss on extinguishment of debt	4,910
Income tax provision	6,291
Add back: Quarterly income tax benefits recognized	7,059
Depreciation and amortization	41,873
Refund of lumber import duties for prior years	(101,209)
Refund of lumber import duties expensed for the first quarter of 2006	(4,819)
Other non-cash income and expenses:
Net periodic benefit costs for pension and postretirement plans, net of benefits paid and cash contributions	4,477
Net unrealized foreign exchange gains recognized in earnings	3,715
Environmental accruals	4,536
Inventory write downs, net	4,253
Stock compensation and other	1,234

Credit agreement EBITDA	$32,351

Pulp

Revenues from the Company’s Pulp business totaled $114.6 million in the first quarter of 2007 compared with $110.8 million in the same quarter of 2006 and $114.5 million in the fourth quarter of 2006, an increase of three percent over the first quarter of 2006, and relatively unchanged from the fourth quarter of 2006. The increase in revenues compared with the first quarter of 2006 primarily related to higher sales prices partially offset by lower sales volumes. Compared with the fourth quarter of 2006, higher sales prices were offset by lower sales volumes. Pulp generated an operating loss before corporate expenses, interest and income taxes of $1.7 million in the first quarter of 2007, compared with operating income of $1.8 million in the first quarter of 2006 and operating income of $9.2 million in the fourth quarter of 2006. EBITDA from the Company’s pulp operations totaled $5.0 million and $9.0 million in the first quarters of 2007 and 2006, respectively, and was $16.4 million in the fourth quarter of 2006.

According to RISI World Pulp Monthly, an industry trade publication, the average benchmark list price of NBSK pulp delivered into northern Europe was $757 per metric ton in the first quarter of 2007, compared with $618 per metric ton in the same quarter of 2006 and $730 per metric ton in the fourth quarter of 2006. The Company’s average pulp price for its mix of chip and sawdust pulp was $657 per metric ton in the first quarter of 2007, compared with $535 per metric ton in the first quarter of 2006, an increase of $122, or 23 percent, and $644 per metric ton in the fourth quarter of 2006, an increase of $13 per metric ton, or two percent. Total metric tons sold in the first quarter of 2007 were 16 percent lower compared with the first quarter of 2006 and two percent lower compared with the fourth quarter of 2006. The decrease in shipments compared to the prior quarters was due to production constraints imposed by fiber availability and quality problems for the Canadian pulp mills, the planned maintenance shutdown at the Halsey pulp mill, and transportation delays caused by a Canadian National Railway (CN) strike in the first quarter of 2007.

The steady decline of lumber prices in 2006 and lack of price recovery in 2007 has caused some sawmills located in both the U.S. and Canada to cease or reduce production. This decline has constrained the availability and quality of wood chip supply for the Company’s pulp mills which significantly increased fiber and production costs in the first quarter of 2007 and in the fourth quarter of 2006. The Company estimates that approximately 10,000 metric tons of production was lost at its Canadian pulp mills for the first quarter of 2007 due to the availability and quality of wood chip and sawdust supply.

Pulp cost of sales was $113.3 million in the first quarter of 2007, compared with $106.1 million in the same quarter of 2006, an increase of seven percent, and $101.7 million in the fourth quarter of 2006, an increase of 11 percent. Per metric ton, the average cost of pulp sold in the first quarter of 2007 increased 27 percent compared with the same period in 2006 and increased 14 percent compared with the fourth quarter of 2006. A significant factor affecting pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar weakened between the first quarter of 2006 and the first quarter of 2007, and the Company estimates that the decrease in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $1.1 million decrease in pulp cost of sales, or a one percent decrease in the average cost per metric ton of pulp sold in the first quarter of 2007. Excluding the effect of the weaker Canadian dollar, the average cost per ton of pulp sold was 28 percent higher in the first quarter of 2007 compared with the first quarter of 2006 primarily as a result of significantly higher fiber costs and reduced production caused by fiber availability and quality issues, as well as the planned maintenance shutdown of the Halsey pulp mill in the first quarter of 2007. The Halsey pulp mill did not take a maintenance shutdown during 2006. Pulp inventory write-downs totaled $0.6 million at March 31, 2007, up from $0.1 million at December 31, 2006 and March 31, 2006. Inventory write-downs reflect the difference between production costs and anticipated sales prices of period-end inventories. Compared with the fourth quarter of 2006, the Company estimates that the decrease in the average daily Canadian to U.S. dollar exchange rate decreased first quarter 2007 pulp cost of sales approximately $2.3 million. Excluding the effect of the weaker Canadian dollar, the average cost per ton of pulp sold was 16 percent higher in the first quarter of 2007 compared with the fourth quarter of 2006, primarily due to the same fiber cost, productivity and Halsey maintenance issues referred to above. The Company’s recognition of business interruption insurance recoveries of $1.9 million resulting from the Mackenzie pulp mill outage during the third and fourth quarters of 2006 was credited to pulp cost of sales for the three months ended March 31, 2007, partially offsetting the increase in costs.

Pulp production totaled 182,800 metric tons in the first quarter of 2007, compared with 209,700 and 202,600 metric tons in the first and fourth quarters of 2006, respectively. Pulp production in the first quarter of 2007 and 2006 included 100 and 500 metric tons, respectively, of pulp processed at the Company’s Halsey pulp mill from semi-finished (wetlap) pulp acquired from another pulp producer. The Halsey pulp mill has excess drying capacity which can be utilized during certain market conditions for the production of wetlap pulp. There was no wetlap pulp production in the fourth quarter of 2006. In the first quarter of 2007, the Company’s Halsey pulp mill took 20 days of downtime for its planned maintenance outage. Quarterly production was reduced by approximately 11,000 metric tons in 2007 due to this downtime.

In April 2007, the Company’s Mackenzie pulp mill experienced a mechanical failure in its Kamyr digester which caused a production shutdown for that mill of 14 days. The Company estimates lost production of approximately 9,400 metric tons due to the downtime. Additionally, the Nanaimo annual maintenance shutdown is planned for the second quarter of 2007 and will reduce production by an estimated 7,800 metric tons.

Wood Products

Revenues from the Company’s Wood Products business totaled $85.9 million in the first quarter of 2007, compared with $112.2 million in the same quarter of 2006, a 23 percent decrease, and $75.5 million in the fourth quarter of 2006, a 14 percent increase. The decrease from the first quarter of 2006 resulted from lower sales prices and decreased lumber sales volumes. The increase from the fourth quarter of 2006 related to higher lumber sales volumes, partially offset by lower lumber sales prices realized. Wood Products generated an operating loss before corporate expenses, interest and income taxes of $7.8 million in the first quarter of 2007, compared with operating income of $0.7 million in the same quarter of 2006 and an operating loss of $1.1 million in the fourth quarter of 2006. EBITDA from Wood Products was negative $4.5 million in the first quarter of 2007, compared with EBITDA of $3.6 million in the first quarter of 2006 and $2.3 million in the fourth quarter of 2006. The first quarter of 2007 and fourth quarter of 2006 results included $5.0 million and $3.2 million of lumber export taxes, respectively, compared with $5.8 million of lumber import duties in the first quarter of 2006. The fourth quarter of 2006 results also included $12.1 million of lumber import duty refunds recorded as a reduction in Wood Products cost of sales.

Mill lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $246 per thousand board feet for the first quarter of 2007, compared with $335 per thousand board feet for the first quarter of 2006 and $239 per thousand board feet for the fourth quarter of 2006. The Company’s lumber sales prices averaged $320 per thousand board feet in the current quarter, a decrease of $87 per thousand board feet, or 21 percent, compared with $407 in the first quarter of last year. Compared with an average lumber sales price of $328 per thousand board feet in the fourth quarter of 2006, the Company’s average lumber sales price decreased eight dollars per thousand board feet, or two percent, in the first quarter of 2007. Lumber sales volume decreased 14 percent to 209.1 million board feet in the first quarter of 2007 from 244.0 million board feet in the same quarter of 2006, but increased 11 percent compared with 187.6 million board feet in the fourth quarter of 2006.

Revenues from the sale of chips, logs and other increased $5.9 million and $5.0 million in the first quarter of 2007 compared with the first quarter of 2006 and the fourth quarter of 2006, respectively, primarily due to increases in the price and volume of chips sold.

Wood Products cost of sales was $92.4 million in the first quarter of 2007 compared with $109.9 million in the same quarter of 2006, a 16 percent decrease, and $74.2 million in the fourth quarter of 2006, a 25 percent increase. The average cost per thousand board feet of lumber sold in the first quarter of 2007 was two percent lower compared with the same quarter of 2006, and 12 percent higher compared with the fourth quarter of 2006. The first quarter of 2007 and fourth quarter of 2006 included $5.0 million and $3.2 million, respectively, of lumber export taxes compared with $5.8 million of lumber import duties in the first quarter of 2006. The fourth quarter of 2006 also included $12.1 million of lumber import duty refunds recorded as a reduction in Wood Products cost of sales. On a per thousand board feet basis, the change in the amount of import duties and export taxes included in the first quarter of 2007 was comparable with the first quarter of 2006, and increased the average cost per thousand board feet of lumber sold by 19 percent as compared with the fourth quarter of 2006. A significant factor affecting Wood Products cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar weakened slightly from the first and fourth quarters of 2006 to the first quarter of 2007 and the Company estimates that the decrease in the average daily Canadian to U.S. dollar exchange rate resulted in a decrease of approximately $1.1 million and $2.3 million, respectively, in Wood Products cost of sales, or a one percent and three percent, respectively, decrease in the average cost per thousand board feet of lumber sold in the first quarter of 2007, compared with the corresponding periods. Excluding these factors, the average cost of lumber per thousand board feet sold for the first quarter of 2007 was comparable with the first quarter of 2006 and decreased by three percent as compared with the fourth quarter of 2006. Lumber and log inventory write-downs were $3.8 million at March 31, 2007, compared to $3.9 million at December 31, 2006. There were no inventory write-downs at March 31, 2006. Inventory write-downs reflect the difference between production costs and anticipated sales prices of period-end inventories.

Lumber production totaled 239.2 million board feet in the first quarter of 2007, compared with 253.1 million board feet in the same quarter of 2006 and 208.6 million board feet in the fourth quarter of 2006. The decrease in production as compared with the first quarter of 2006 primarily resulted from the planned reduction in Midway’s operations beginning in the second quarter of 2006, which was partially offset by a shift in production to the Grand Forks sawmill. The increase in production as compared with the fourth quarter of 2006 primarily resulted from the return to normal operations for most of the mills after taking extended holiday downtime in the fourth quarter.

Selling, General and Administrative Expenses, Interest and Income Taxes

Selling, general and administrative expenses (SG&A) for the first quarter of 2007 totaled $9.5 million compared with $9.8 million in the same period of 2006 and $16.8 million in the fourth quarter of 2006. SG&A expenses in the first quarter of 2007 were $0.3 million lower than the same period a year ago, primarily due to a decrease of $0.4 million in costs associated with financial consultants, a decrease of $0.4 million for legal services and $0.5 million in costs associated with the Company’s sale of accounts receivable under its Receivables Purchase Agreement, terminated in June 2006, offset by $0.6 million in higher costs associated with audit services provided by the Company’s independent accountants, $0.2 million in recruiting and relocation fees and $0.2 million for uninsured losses and insurance costs. SG&A expenses decreased $7.3 million compared with the fourth quarter of 2006. Included in the fourth quarter of 2006 was a $4.5 million increase in environmental reserves associated with two former sawmill locations and an increase of $3.2 million in employee incentive plan costs. After adjusting for these costs, SG&A expenses increased $0.4 million.

Interest expense for the first quarter of 2007 totaled $10.1 million compared with $6.3 million for the first quarter of 2006 and $11.5 million in the fourth quarter of 2006. The increase in interest expense for the first quarter of 2007 compared to the same period in 2006 was primarily due to increased interest rates under the Company’s senior secured credit agreement entered into in June 2006. The decrease in interest expense compared to the fourth quarter of 2006 was primarily due to a reduction in outstanding term debt due to the mandatory prepayment of term debt in the fourth quarter of 2006, as a result of cash received from the lumber duty refunds.

Interest income for the first quarter of 2007 totaled $0.5 million compared with $0.1 million for the first quarter of 2006 and $14.7 million in the fourth quarter of 2006. The increase in interest income for the first quarter of 2007 compared to the same period in 2006 was primarily due to interest earned on the retained proceeds of lumber import duty refunds received in the fourth quarter of 2006. The decrease in interest income compared to the fourth quarter of 2006 was primarily due to $14.2 million in interest received on the lumber import duty refunds in the fourth quarter of 2006.

The Company’s effective tax benefit rate including discrete items was 23 percent for the first quarter of 2007 compared with an effective tax benefit rate of six percent in the first quarter of 2006. Before discrete items, a tax benefit of $7.6 million resulting from the application of future Canadian statutory tax rates to the Company’s first quarter 2007 pre-tax loss was mostly offset by a $6.9 million increase in the valuation allowance, based on the Company’s determination that it is more likely than not that deferred tax assets resulting from current period losses will not be realized. The net difference of $0.7 million represents approximately one-fourth of the tax benefit the Company expects to realize in the full year of 2007 from certain tax credits and the ability to carryback certain losses to 2006. Discrete items affected the tax benefit for the first quarters of 2007 and 2006. In the first quarter of 2007, the Company recorded a tax benefit of $4.8 million relating to the reversal of most of a $5.0 million tax provision recorded in 2006 as then required to increase the deferred tax liabilities on undistributed earnings of the Company’s Canadian subsidiaries. This reversal resulted primarily from losses incurred by the Canadian subsidiaries in the first quarter of 2007 that reduced their undistributed earnings. In the first quarter of 2006, the Company reversed liabilities recorded in prior years which resulted in recognition of a $0.5 million income tax benefit.

Liquidity and Capital Resources

The Company’s total debt to total capitalization ratio was 77 percent at March 31, 2007 compared with 73 percent at December 31, 2006. The increase in the debt ratio was due to an increase in outstanding debt and a decrease in shareholders’ equity. Total debt increased from $321.0 million at December 31, 2006 to $344.0 million at March 31, 2007. Total stockholders’ equity decreased by $17.8 million in the first quarter of 2007 primarily due to the net loss, partially offset by an increase in accumulated other comprehensive income. Cash requirements in the first quarter of 2007 included an increase in net working capital of $42.0 million and $5.2 million for capital expenditures.

Operating Activities

The Company funds its ongoing operations primarily through cash from operations and borrowings under credit facilities. The primary drivers of net cash from operations are prices the Company receives for its products, fluctuations in the Canada to U.S. dollar exchange rate and Canadian export taxes paid on lumber exported to the United States.

Net cash used for operating activities during the first quarter of 2007 was $39.5 million compared with net cash provided by operating activities of $13.0 million in the same period of 2006. The change in cash generated by operating activities in 2007 as compared with 2006 related primarily to a greater operating loss, increased interest expense and increases in accounts receivable and inventories, partially offset by an increase in accounts payable and accrued liabilities. Significant changes in working capital in the first quarter of 2007 were as follows: an increase in accounts receivable of $13.5 million primarily due to higher pricing on pulp shipments and higher volume of lumber shipments; an increase in inventories of $41.1 million, primarily due to higher pulp raw materials, saw logs, lumber inventories and finished pulp; and a decrease in income taxes payable of $14.2 million; partially offset by an increase in accounts payable and accrued liabilities of $23.0 million primarily due to higher trade payables from raw material inventory purchases and the Halsey planned maintenance shutdown. Pulp raw material inventories increased $19.4 million due to factors related to the ongoing fiber availability and cost issues stemming from the depressed lumber market. At December 31, 2006, the Company had a low volume of relatively high cost chip and sawdust inventory, which increased in both volume and per unit cost during the first quarter of 2007 to a high level of inventory to help ensure sufficient raw material supply for the pulp mills. The raw material inventory increase in the first quarter of 2007 also included $8.7 million of chip logs purchased for a supplemental fiber supply. Saw log inventories increased $8.4 million. The normal seasonal pattern for the Company requires a build of log inventories during the fourth and first quarters to allow the Company’s sawmills to operate without interruption during the “break-up” period each spring when northern forests thaw and muddy conditions curtail logging operations for one to two months. Pulp inventories increased due to timing of customer shipments and delays resulting from the CN rail strike, which also increased certain of the Company’s lumber inventories.

Significant changes in working capital in the first quarter of 2006 were as follows: a decrease in accounts receivable of $5.8 million primarily due to higher sold accounts receivable under the Company’s Receivables Purchase Agreement with a financial institution coupled with lower pulp sales volume; an increase in inventories of $3.5 million, primarily due to higher pulp and finished lumber inventories; an increase in other accrued liabilities of $6.2 million primarily due to interest accruals; and a decrease in prepaid and other assets of $1.8 million offset by a decrease in income taxes payable of $0.7 million.

Investing Activities

The Company invested $5.2 million and $6.5 million in capital projects in the first quarters of 2007 and 2006. The Company anticipates that total capital expenditures will approximate $25.0 million in 2007. These capital projects relate primarily to facility improvements, equipment modernization, environmental compliance and energy and cost-saving projects. The Company expects to finance these investments through cash generated from operations, existing cash balances, existing or future credit facilities, or other debt or equity issuances. Under the covenants of the Company’s credit agreement, capital expenditures for the Company are generally limited to $30 million per year, with provision for some carryover of unspent amounts into the succeeding year. The Company’s capital spending limit for 2007 is $32.8 million.

Financing Activities

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by financing activities in the first quarter of 2007 was $22.7 million compared with net cash used for financing activities of $1.2 million in the first quarter of 2006. Significant financing activities in the first quarter of 2007 included net borrowings of $23.3 million under the Company’s revolving credit facility.

Credit Facilities

The Company’s senior secured credit agreement includes both revolving and term loan facilities. These credit facilities are secured by substantially all of the assets of the Company and its subsidiaries. The $75.0 million revolving facility includes provisions for cash borrowings and up to $35.0 million notional amount of letters of credit. At March 31, 2007, the Company was utilizing $23.5 million of the revolver facility for cash borrowings and $16.4 million for outstanding letters of credit, leaving $35.1 million of total revolver availability for further cash borrowings. The borrowing base under the revolving facility is limited to the lesser of the sum of certain eligible trade accounts receivable and inventories as reduced by bank products reserves and the aggregate of certain outstanding accounts payable balances, or $75.0 million. Outstanding borrowings under the term loans at March 31, 2007 were $66.9 million due June 28, 2012, and $119.5 million due September 28, 2012.

At March 31, 2007, the Company was in compliance with the covenants of the credit agreement. Those covenants include a requirement to generate EBITDA, as defined, of at least $25 million for the four-quarter period ended March 31, 2007, EBITDA of at least $30 million for the four-quarter periods ended June 30, 2007 and September 30, 2007, EBITDA of at least $45 million for the year ended December 31, 2007, and increasing levels of required EBITDA for subsequent periods up to $70 million for the year ended December 31, 2009 and thereafter. For the four-quarter period ended March 31, 2007, the Company generated EBITDA of $32.4 million. Beginning effective March 31, 2009, another covenant will require the Leverage Ratio to be no more than 2.75-to-1 as of the end of each quarter. The credit facilities also include covenants that restrict the Company’s ability to pay dividends on its common stock unless and until EBITDA exceeds $55 million for any year and the Leverage Ratio, as defined, at the end of that year is no more than 2.75-to-1 and a limitation of annual capital spending as discussed above.

To meet the $30 million EBITDA covenant requirement for the four-quarter period ended June 30, 2007, the Company needs EBITDA, as defined, of at least $1.3 million in the second quarter of 2007. Until lumber market conditions improve, the Company will continue to be challenged by low lumber prices in the Wood Products business and raw material cost and availability issues in the Pulp business. Moreover, expenses in the second quarter of 2007 will include the cost of the planned annual maintenance shutdown of the Company’s Nanaimo pulp mill, estimated to be approximately $10 million (as compared with $3.0 million of maintenance expense incurred in the first quarter of 2007 for the Halsey pulp mill shutdown), and second quarter EBITDA will be further adversely affected by the Kamyr digester’s mechanical failure at the Mackenzie pulp mill in April 2007 that resulted in 14 days of lost production. Accordingly, based on current estimates, the Company does not expect sufficient second quarter EBITDA to be in compliance with the EBITDA covenant for the four-quarter period ended June 30, 2007, and believes it is unlikely to be in compliance for the periods ending September 30, 2007 and December 31, 2007. The Company is engaged in discussions with its senior lenders regarding the amendment or waiver of this covenant, but cannot provide any assurance that it will be successful in obtaining such covenant relief, or as to the terms upon which such relief may be granted.

Financial Outlook

As of March 31, 2007, the Company had working capital of $172.5 million including cash balances of $0.9 million. Borrowing availability under its revolving credit facility was $75.0 million, with the Company utilizing $23.5 million for cash borrowings and $16.4 million of this facility for letters of credit. As discussed above, based on current estimates, the Company does not expect to be in compliance with the EBITDA covenant under its senior credit facilities for the period ending June 30, 2007 and believes it is unlikely to be in compliance for the periods ending September 30, 2007 and December 31, 2007. Subject to obtaining any necessary covenant waivers or amendments, the Company expects to meet its future cash requirements through a combination of cash generated from operations, existing cash balances and existing or future credit facilities. The Company cannot assure, however, that its business will generate sufficient cash flow from operations or that it will comply with or successfully obtain waivers from the financial covenants of its debt agreement so that future borrowings thereunder will be available to the Company.

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

As of March 31, 2007, Moody’s Investor Service has rated the Company’s senior unsecured debt and corporate family debt as Caa3 and Caa1, respectively, with a stable outlook. Standard & Poor’s Rating Services rating for the Company’s senior unsecured debt and corporate credit rating was CCC and B-, respectively, with a negative outlook.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for interest rates relates primarily to long-term debt. The Company had no investment in marketable securities at March 31, 2007. The Company’s debt is 39 percent fixed rate with 61 percent of total debt at variable rates at March 31, 2007. The annual impact on the results of operations of a one percentage point interest rate change on the outstanding balance of its variable debt as of March 31, 2007 would be approximately $2.1 million; therefore interest expense could be significantly affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company’s net investment in Canadian operations. The Company’s net investment in Canadian subsidiaries is not hedged. The net assets of Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $209.2 million at March 31, 2007. The potential change in these net assets resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $20.9 million at March 31, 2007. Any gain or loss in net asset value would be reflected as a cumulative foreign currency translation adjustment. The change in net asset value would not affect cash flows or reported net income or loss of the Company, but would increase or decrease accumulated other comprehensive income, which is a component of stockholders’ equity.

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

Non-designated Forward Foreign Exchange Contracts

The Company does not engage in hedging specific individual transactions when addressing currency risks associated with monetary assets and liabilities that are remeasured through income, primarily U.S. dollar denominated debt, cash and cash equivalents, and accounts receivables of its Canadian subsidiaries. Instead, it uses derivatives to manage overall exposure levels for specific currencies. The Company records all related forward foreign exchange contracts on the balance sheet at fair value. Forward foreign exchange contracts receivable are included in prepaid expenses while forward foreign exchange contracts payable are included in other accrued liabilities in the consolidated balance sheet. Changes in the fair value of these instruments are included in earnings as part of non-operating income and expense offsetting the effect of remeasurement of monetary assets and liabilities.

Cash Flow Hedges

The Company has identified and quantified currency risks associated with Canadian operations where sourcing and manufacturing costs are primarily denominated in Canadian dollars and the related revenues are primarily denominated in U.S. dollars. To mitigate the risk to its operating margin, the Canadian subsidiaries enter into forward contracts to purchase U.S. dollars and designate these as cash flow hedges. The cash flow hedges are carried on the Company’s balance sheet at fair value with the effective portion of the gains or losses of the derivatives included in accumulated other comprehensive income (loss). Forward foreign exchange contracts receivable are included in prepaid expenses while forward foreign exchange contracts payable are included in other accrued liabilities in the consolidated balance sheet. All other components of the derivatives, such as time value, are excluded from the assessment of effectiveness and included in non-operating income or loss. For the three months ended March 31, 2007, such excluded components were $0.2 million. The Company did not have similar contracts in effect during the first quarter of 2006. When the forecasted transaction occurs, the related gain or loss on the cash flow hedge is reclassified to revenue. The forward foreign exchange contracts generally expire within four to six months but no longer than 12 months. At March 31, 2007, the Company expects to reclassify the entire amount of $0.1 million of unrealized gains in accumulated other comprehensive income to earnings before income taxes during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

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

The table below provides information about the Company’s derivative financial instruments, comprised of forward foreign currency exchange contracts. The notional amounts reflected represent the U.S. dollar value of the contract amounts that will be delivered to the counter party on the settlement date:

	March 31, 2007			December 31, 2006
	Notional Amount Bought (Sold)	Average Rate	Fair Value	Notional Amount Bought (Sold)	Average Rate	Fair Value
	(dollars in thousands)
Non-designated forward contracts:
Forward foreign exchange contracts receivable	$—	—	$—	$70,000	1.114	$2,778
Forward foreign exchange contracts payable	50,000	1.166	(386)	—	—	—
Cash flow hedges:
Forward foreign exchange contracts receivable	(15,000)	1.166	119	(10,000)	1.160	27
Forward foreign exchange contracts payable	(20,000)	1.151	(120)	(110,000)	1.138	(1,934)

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

As of March 31, 2007, the Company had purchased forward natural gas contracts at market indexed and fixed-prices representing approximately 39 percent of its second quarter 2007 anticipated natural gas usage for its mills. Historically the Company’s forward purchase contracts for electricity and natural gas cover periods of twelve months or less. The Company buys forward 100 percent of its electricity requirements for its Halsey pulp mill, and at March 31, 2007, had purchased forward electricity through May 2007 at a fixed price and June 2007 at a market indexed price.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures, as defined by the Securities and Exchange Commission (Commission), as of the end of the period covered by this report. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Our credit agreement subjects us to covenants, including EBITDA covenants at increasing levels, with which we expect to be out of compliance based on current estimates.

Our senior secured credit agreement contains covenants including one based on defined EBITDA, which will require us to generate EBITDA of at least $30 million for the four-quarter periods ended June 30, 2007 and September 30, 2007, $45 million for the four-quarter period ended December 31, 2007 and further increasing levels in subsequent periods up to $70 million for 2009. Our EBITDA, as defined for the quarter ended March 31, 2007, was $32.4 million. Based on current estimates, we do not expect to be in compliance with the EBITDA covenant for the four-quarter period ended June 30, 2007, and believe we are unlikely to be in compliance for the periods ending September 30, 2007 and December 31, 2007. We are engaged in discussions with our senior lenders regarding the amendment or waiver of this covenant, but we don’t know if such covenant relief will be granted, what the duration of such relief may be, or what terms the lenders may impose as a condition to such relief. Any failure by us to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default with respect to, and could result in the acceleration of a portion of our debt, which, in turn, could lead to our inability to pay our debts.

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

Our total debt as a percentage of total capitalization at March 31, 2007 was 77 percent. This leverage, or higher leverage if we were to incur additional indebtedness, could have important consequences. Our high level of leverage requires a substantial portion of our cash flow from operations to satisfy debt service requirements, thereby reducing our ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. High leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

Exchange rate fluctuations have harmed and could continue to harm our operating results and cash flows.

Although our sales are made primarily in U.S. dollars, the majority of our operating costs and expenses are incurred in Canadian dollars. This results in significant earnings sensitivity to changes in the U.S. – Canadian exchange rate. An increase in the value of the Canadian dollar relative to the U.S. dollar increases our reported manufacturing costs and adversely affects our cash flows, while a decrease has an opposite effect. A substantial portion of our pulp customer base is in Europe, Asia and other non-U.S. markets. As such, the value of the U.S. dollar as compared to foreign currencies directly affects our customers’ ability to pay and our relative competitive cost position with other regions’ pulps. Our earnings are also exposed to fluctuations in the Canadian to U.S. dollar exchange rate from the monthly remeasurement of non-functional monetary assets and liabilities held by our Canadian subsidiaries. The functional currency of the Canadian subsidiaries is the Canadian dollar and their non-functional monetary assets and liabilities primarily consist of U.S. dollar denominated debt, cash, and accounts receivable. Remeasurement of these non-functional monetary assets and liabilities produces foreign currency gains and losses that are recorded in other non-operating income as described in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Exchange Rate Fluctuations.”

We engage in hedging activities to mitigate the volatile impact of the translation of foreign currencies on our operating results. See Note 4, “Derivative Financial Instruments” of our Condensed Notes to Consolidated Financial Statements. Our hedging activities are designed to reduce and delay, but not to eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets, and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impacts but also positive impacts from the relationship of the U.S. dollar to the Canadian dollar and our exposure position. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the Canadian dollar. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

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

On December 14, 2006, the Canadian Parliament enacted legislation implementing the system of export charges outlined in the Canada – U.S. Softwood Lumber Agreement, (2006 SLA), which had been administratively collected since the effective date. The majority of the provisions were retroactively effective as of October 12, 2006 with some technical provisions becoming effective in 2007. The export charge structure applicable to the British Columbia Interior Region, where our Canadian operations are located, requires export charges to be paid in any month only when the Prevailing Monthly Price, as established by an average of the Random Lengths Framing Lumber Composite Index for the four-week period ending approximately 21 days before the beginning of the month, is less than or equal to $355 as measured in U.S. dollars per thousand board feet. The export charge for any month will be 5 percent if the Prevailing Monthly Price is at or below $355, 10 percent if the Prevailing Monthly Price is at or below $335, and 15 percent if the Prevailing Monthly Price is at or below $315. Additionally, if shipments from a region in any month exceed a specified Trigger Volume, generally representing 110 percent of the region’s share of a 34 percent total Canadian market share of expected U.S. softwood lumber consumption for the month, then a surge charge of 50 percent of the export charge for the month will be retroactively levied against all shipments from the region. For the term of the 2006 SLA, periods of relatively low lumber market prices (when the Prevailing Monthly Price is below $355) will be accompanied by the imposition of export taxes on our lumber shipments to the U.S., compounding the adverse effects of low lumber prices on our results of operations and cash flows.

The availability and pricing of the raw materials we use are subject to fluctuations, which could increase our expenses.

Logs, wood chips and sawdust, the principal raw materials used in the manufacture of our products, are purchased in highly competitive, price-sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors, many of which are beyond our control. Other factors include changing environmental and conservation regulations and natural disasters, such as forest fires, infestations, wind storms or other extreme weather conditions. The steady decline of lumber prices in 2006 and continued depressed prices in 2007 has caused some sawmills located in both the U.S. and Canada to cease or reduce production that has constrained the availability and quality of wood chip supply for the Company’s pulp mills and has negatively impacted fiber costs and mill productivity. Availability and cost of wood chips will continue to be negatively impacted until the lumber industry improves. A decrease in the supply of logs, wood chips and sawdust can cause higher raw material costs and, as a result, material fluctuations in our results of operations and cash flows.

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

Our businesses are capital intensive, and we regularly incur capital expenditures to expand our operations, maintain our equipment, increase our operating efficiency and comply with environmental laws. Our total capital expenditures in the first quarter of 2007 were $5.2 million, and we expect to spend approximately $25.0 million on capital expenditures for the entire year. Our credit agreement limits our capital expenditures to $30 million per year, but with the unspent portion of the $30 million limit in any year (up to a maximum of $15 million) being available for expenditure in the next year. In addition, our debt service obligations reduce our available cash flows. If we cannot maintain or upgrade our equipment or ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations, or we may become unable to manufacture our products at costs or quality that can compete effectively in one or more of our markets.

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

We are currently participating in the investigation and remediation of environmental contamination at two sites on which we previously conducted business. In addition, we are working with the Ministry of Environment in British Columbia regarding environmental contamination at the Mackenzie pulp mill. We may also be required to investigate and remediate environmental conditions at other sites if contamination, presently unknown to us, is discovered. The ultimate cost to us for site remediation and monitoring of these sites cannot be predicted with certainty due to the difficulties in estimating the ultimate cost of remediation and determining the extent to which contributions will be available from other parties. Expenditures that may be required in connection with these sites could have a material adverse effect on our business.

We are subject to Canadian forest management policies and regulations that could harm our supply and cost of logs.

In March 2003, the Provincial Government of British Columbia (Crown) introduced the Forestry Revitalization Plan, (Plan) that provided for significant changes to Crown forest policy and to the existing allocation of Crown timber tenures to licensees. The changes prescribed in the Plan included the elimination of minimum cut control regulations, the elimination of existing timber processing regulations, and the elimination of restrictions limiting the transfer and subdivision of existing licenses. In addition, the Crown legislated that licensees, including us, were required to return to the Crown 20 percent of their annual allowable cut (AAC) in excess of 200,000 cubic meters. As a result, our historical mix of approximately 70 percent tenure acquired logs and 30 percent open market log purchases has shifted to a mix of approximately 48 percent tenure acquired logs and 52 percent open market log purchases. Our AAC was reduced by 177,000 cubic meters and 22,000 cubic meters at the beginning of 2006 and 2007, respectively. The timber tenure acquired in 2005 with the acquisition of the Fort St. James sawmill had already been reduced under the Plan and was not subject to further reduction. To date the Company has been able to make up reductions in it’s AAC through market purchases of logs at costs generally consistent with the cost of logs acquired under tenures and in some cases lower than the cost of logs acquired from tenures. However, there is no assurance that our increased dependence on purchased logs will not have an adverse affect on our results of operations and cash flows over time.

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

Energy is vital to our operations and is one of our significant raw materials. We estimate that energy comprised approximately 12 percent of the cost of sales of the Pulp segment and approximately four percent of the cost of sales of the Wood Products segment during the first quarter of 2007. Energy prices, particularly for electricity and natural gas, have been volatile in recent years. These fluctuations impact our manufacturing costs and contribute to earnings volatility. Increases in the cost of purchased energy have adversely affected, and further increases in such costs could further adversely affect, our operating results and cash flows.

If our relationships with our union employees were to deteriorate, we could be faced with labor shortages, disruptions or stoppages, which could adversely affect our business and reduce operating margins and income.

Approximately 67 percent of our employees are covered under collective bargaining agreements. If we were unable to reach agreement on the terms of any collective bargaining agreement with any group of our employees, we could be subject to work slowdowns or stoppages.

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

POPE & TALBOT, INC.
Registrant

Date: May 9, 2007	/s/ R. Neil Stuart
R. Neil Stuart
Vice President and Chief Financial Officer