Form 10-Q
period 2007-06-30
POPE & TALBOT INC /DE/
filed 2007-08-09
CIK 311871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common stock, $1 par value – 16,448,437 shares as of July 31, 2007.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
	(thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,740	$19,058
Restricted cash	1,846	1,801
Accounts receivable (less allowance of $2,147 at June 30, 2007 and December 31, 2006)	95,472	92,666
Inventories	140,399	130,137
Prepaid expenses	18,921	14,674

Total current assets	259,378	258,336
Properties:
Plant and equipment	884,052	821,559
Accumulated depreciation	(513,873)	(469,507)

	370,179	352,052
Land and timber cutting rights	21,256	19,754

Total properties, net	391,435	371,806
Other assets:
Deferred charge	6,092	6,847
Other	25,051	25,030

Total other assets	31,143	31,877

	$681,956	$662,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book cash overdraft	$5,678	$—
Current portion of long-term debt	220,997	474
Accounts payable	57,564	43,473
Accrued payroll and related taxes	25,234	27,887
Income taxes payable	528	8,062
Other accrued liabilities	25,672	22,608

Total current liabilities	335,673	102,504
Long-term liabilities:
Long-term debt, net of current portion	133,892	320,476
Deferred income tax liability, net	22,789	15,689
Pension and postretirement benefits, net of current portion	91,428	85,025
Other long-term liabilities	17,304	17,900

Total long-term liabilities	265,413	439,090
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	17,208	17,208
Additional paid-in capital	66,403	66,877
Retained earnings	14,966	76,509
Common stock held in treasury, at cost	(11,950)	(13,262)
Accumulated other comprehensive income, net of tax:
Pension obligations not recognized in net periodic benefit costs	(42,034)	(46,917)
Cumulative translation adjustment	36,133	21,156
Financial derivative contracts	144	(1,146)

	(5,757)	(26,907)

Total stockholders’ equity	80,870	120,425

	$681,956	$662,019

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(thousands except per share)
Revenues:
Pulp	$137,918	$115,819	$252,522	$226,659
Wood Products
Lumber	82,185	88,613	149,167	187,847
Chips, logs and other	16,414	9,129	35,289	22,066

	98,599	97,742	184,456	209,913

Total revenues	236,517	213,561	436,978	436,572
Costs and expenses:
Pulp cost of sales	151,574	115,197	264,853	221,345
Wood Products cost of sales	105,063	99,578	197,442	209,463
Selling, general and administrative	10,163	9,260	19,636	19,026

	266,800	224,035	481,931	449,834

Operating loss	(30,283)	(10,474)	(44,953)	(13,262)
Interest expense	(10,946)	(7,022)	(21,058)	(13,315)
Interest income	147	104	614	157
Foreign exchange gain (loss), net	2,186	(222)	2,340	259
Loss on extinguishment of debt	—	(4,910)	—	(4,910)

Loss before income taxes	(38,896)	(22,524)	(63,057)	(31,071)
Income tax provision (benefit)	4,020	(699)	(1,514)	(1,226)

Net loss	$(42,916)	$(21,825)	$(61,543)	$(29,845)

Basic and diluted net loss per share	$(2.62)	$(1.35)	$(3.77)	$(1.84)

Weighted average shares of common stock outstanding	16,364	16,227	16,317	16,231

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2007	2006
	(thousands)
Cash flow from operating activities:
Net loss	$(61,543)	$(29,845)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	20,479	20,832
Gain on sale of property and equipment	(69)	—
Deferred tax provision	4,994	313
Loss on extinguishment of debt	—	4,910
Stock compensation	837	475
Other	—	281
Decrease (increase) in working capital:
Accounts receivable	1,577	5,763
Inventories	842	24,890
Prepaid expenses and other assets	4,055	(2,172)
Accounts payable and accrued liabilities	2,009	(641)
Income taxes payable, net	(14,929)	(1,269)
Other, net	910	(3,282)

Net cash provided by (used for) operating activities	(40,838)	20,255
Cash flow from investing activities:
Capital expenditures	(11,436)	(14,958)
Repurchase of accounts sold under the receivables purchase agreement	—	(23,885)
Restricted cash	(45)	(1,750)
Proceeds from sale of properties and equipment	284	1,047

Net cash used for investing activities	(11,197)	(39,546)
Cash flow from financing activities:
Net borrowings (repayments) under revolving credit lines	32,774	(140,284)
Proceeds from issuance of long-term debt	—	250,000
Repayment of long-term debt	(578)	(63,021)
Amounts paid for debt extinguishment costs	—	(3,649)
Amounts paid for debt issuance costs	(25)	(18,355)

Net cash provided by financing activities	32,171	24,691
Effect of exchange rate on cash	3,546	1,976

Increase (decrease) in cash and cash equivalents	(16,318)	7,376
Cash and cash equivalents at beginning of period	19,058	5,507

Cash and cash equivalents at end of period	$2,740	$12,883

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

POPE & TALBOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

The Condensed Consolidated Balance Sheet at December 31, 2006 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The opinion of the Company’s independent registered public accounting firm on the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 contained an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

As further described below and in Note 6, “Debt,” the Company’s senior secured credit agreement contains financial covenants including one based on defined EBITDA, which is tested on a quarterly basis. The Company is in default of the covenant of its senior secured credit agreement that required the Company to generate EBITDA, as defined, of at least $30 million for the four-quarter period ended June 30, 2007. The Company and its senior lenders have entered into a Forbearance Agreement pursuant to which the senior lenders have agreed that, until September 17, 2007 or the earlier occurrence of another default, they will forbear from exercising any rights or remedies they may have under the credit agreement arising from the existing default (including their right to declare all amounts thereunder immediately due and payable), and will permit the Company to continue to borrow under the revolving credit facility subject to all other terms and conditions of the credit agreement. Although the Company may seek further forbearance or other relief from its senior lenders when the current Forbearance Agreement expires on September 17, 2007, it cannot provide any assurance that it will be successful in obtaining such further forbearance or other relief. Even if the Company is successful in obtaining additional covenant relief, the Company will continue to be challenged in its ability to maintain adequate levels of liquidity relative to the size of its operations.

The Company is continuing to explore alternatives to strengthen its balance sheet and generate cash, including one or more possible asset sales or other capital infusions, and is analyzing its ability to restructure its debt and other liabilities including, if necessary, through bankruptcy proceedings. The Forbearance Agreement requires the Company during the six-week forbearance period to solicit offers to purchase all or substantially all of the Company’s assets or equity interests. The Company has engaged Rothschild Inc. to assist in all those efforts.

In addition to continuing to have access to availability under its revolving credit facility, the Company’s continuation as a going concern is ultimately dependent upon its future financial performance, which will be affected by general economic, competitive and other factors, many of which are beyond the Company’s control. There can be no assurance that the Company’s plans to ensure continuation as a going concern will be successful.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of an asset, or asset group, to the estimated undiscounted net future cash flows from the use and eventual disposition of the asset or asset group. The key assumptions in estimating these cash flows include future pricing of commodity products, future estimates of expenses to be incurred, future foreign exchange rates and future capital expenditures. If estimated future cash flows (undiscounted and without considering interest expense) indicate the carrying value of an asset is not recoverable, impairment exists, and the book value of the asset or asset group is written down to its estimated fair value.

As of June 30, 2007, the Company evaluated its long-lived assets as a result of the alternatives it was exploring to strengthen its balance sheet and their probability of occurrence. Based on its assessment that these assets were properly classified as held for use, the Company determined that the estimated undiscounted net future cash flows associated with these assets, or asset group, exceeded their carrying amounts and therefore no impairment charge was recognized.

However, based on the Forbearance Agreement that the Company and its senior lenders have entered into and the alternatives the Company is currently exploring to strengthen its balance sheet, it is possible that events or transactions may occur in the future that will cause the Company to reevaluate these assets for impairment or the classification of certain or all of its long-lived assets as held for sale, and the result of those reevaluations may lead to a material impairment charge in that future period.

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

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP). This FSP eliminates the accrue-in-advance method of accounting for planned major maintenance activities from the AICPA Audit and Accounting Guide, Audits of Airlines; however, the FSP is applicable to all entities, regardless of industry, that engage in planned maintenance activities. The FSP also eliminates the ability to spread maintenance costs over interim periods as previously allowed under APB 28. This method of accounting for planned major maintenance activities is being eliminated due to the FASB’s belief that the resultant liability does not meet the definition of a liability outlined in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The effective date of the FSP is an entity’s first fiscal year beginning after December 15, 2006, and must be applied retrospectively. The Company adopted this FSP on January 1, 2007, and as a result, operating results for 2006 interim periods reflect the reversal of any accrued or deferred costs of these planned major maintenance activities such that the major maintenance costs are recognized as they were incurred. Accordingly, as a result of adopting this FSP, pulp cost of sales for the three and six months ended June 30, 2006 are $7.3 million and $2.4 million, respectively, higher than previously reported, which results in an increase to loss before income taxes and net loss for the three and six months ended June 30, 2006 of $7.3 million and $2.4 million, respectively, or $0.46 and $0.15 per basic and diluted share for the three and six months ended June 30, 2006, respectively, from the amounts previously reported. However, adoption of the FSP did not have a material impact on the Company’s consolidated financial position at December 31, 2006 or consolidated annual results of operations. In March 2007, the Halsey pulp mill carried out its scheduled shutdown and accordingly, the Company recognized shutdown maintenance costs in the first quarter of 2007 of $3.0 million. In June 2007, the Nanaimo pulp mill completed its scheduled shutdown and the Company recognized shutdown maintenance costs of approximately $12 million in the second quarter of 2007. For the six months ended June 30, 2007, the Company recognized a total of approximately $15 million of shutdown maintenance costs.

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

The computation of basic net loss per share is based on net loss and the weighted average number of common shares outstanding during each period. The computation of diluted net loss per share does not assume conversion or exercise of securities that would have an antidilutive effect. Diluted earnings per share reflect the assumed issuance of common stock equivalents related to dilutive stock options and restricted stock awards. For the three months and six months ended June 30, 2007 and 2006, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted net loss per share were the same.

Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $5.04 to $21.06 per share, averaged 1,018,600 and 1,077,200 for the three months ended June 30, 2007 and 2006, respectively, and 1,040,800 and 1,063,700 for the six months ended June 30, 2007 and 2006, respectively. Restricted shares not included in the computation of diluted loss per share averaged 101,000 and 93,100 for the three months ended June 30, 2007 and 2006, respectively, and 104,500 and 81,600 for the six months ended June 30, 2007 and 2006, respectively.

3.	Inventories

	June 30, 2007	December 31, 2006
	(thousands)
Lumber	$21,715	$22,934
Pulp	37,565	43,641
Saw logs	18,311	30,601
Pulp logs, chips and sawdust	38,066	8,413
Chemicals and supplies	28,753	26,597
LIFO reserve	(4,011)	(2,049)

	$140,399	$130,137

Interim LIFO calculations require the estimation of the Company’s year-end inventory quantities and costs. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year. The portion of inventories determined using the last-in, first-out (LIFO) method are reflected in the above table at an aggregate of $54.5 million and $18.6 million using the average cost method at June 30, 2007 and December 31, 2006, respectively.

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

Cash Flow Hedges

The Company has identified and quantified currency risks associated with Canadian operations where sourcing and manufacturing costs are primarily denominated in Canadian dollars and the related revenues are primarily denominated in U.S. dollars. Beginning in 2006, to mitigate the risk to its operating margin, the Company entered into forward contracts and designated these as cash flow hedges. The cash flow hedges are carried on the Company’s balance sheet at fair value with the effective portion of the gains or losses of the derivatives included in accumulated other comprehensive income. All other components of the derivatives, such as time value, are excluded from the assessment of effectiveness and included in non-operating income or loss. For the six months ended June 30, 2007, the total excluded components recorded were $0.2 million. The Company did not have similar contracts in effect during the first six months of 2006. When the hedged forecasted transaction occurs, the related gain or loss on the cash flow hedge is reclassified from accumulated other comprehensive income to revenues. The Company’s forward foreign exchange contracts receivable are included in prepaid expenses and forward foreign exchange contracts payable are included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The forward foreign exchange contracts generally expire within four to six months but no longer than 12 months. At June 30, 2007, the Company expects to reclassify the entire amount of $0.2 million unrealized gain recorded in accumulated other comprehensive income to earnings before income taxes during the next 12 months due to the recognition of the hedged forecasted transactions.

The Company evaluates hedge effectiveness prospectively and retrospectively, excluding time value, by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. In the event there is recognized ineffectiveness; or the underlying forecasted transaction does not occur within the designated hedge period or it becomes remote that the forecasted transaction will occur, the related gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income to non-operating income or expense. For the three and six month periods ended June 30, 2007, there were no such gains or losses recognized relating to hedges of forecasted transactions that did not occur.

Balance Sheet Hedges

The Company also enters into forward rate contracts to hedge certain of the Company’s U.S. dollar-denominated monetary assets and liabilities of its Canadian subsidiaries, primarily receivables and outstanding debt obligations, to reduce the risk that earnings will be adversely affected by changes in foreign currency exchange rates. These forward contracts are not designated for hedge accounting. Accordingly, the change in fair value of these derivatives is recorded into earnings as other non-operating income and expense, offsetting the change in fair value of the foreign currency denominated assets and liabilities. At June 30, 2007, the outstanding balance sheet hedging derivatives had maturities of 12 months or less.

5.	Income Taxes

The Company’s effective tax benefit rate including discrete items was 2 percent for the first six months of 2007 compared with an effective tax benefit rate of 4 percent in the first six months of 2006. Before discrete items, a tax benefit of $20.7 million resulting from the application of future Canadian statutory tax rates to the Company’s year to date pre-tax loss was more than offset by a $22.1 million increase in the valuation allowance. The increase in the valuation allowance resulted from the Company’s determination that it is more likely than not that certain deferred tax assets will not be realized due to the significant increase in net operating losses generated in 2007. Included in this increase was $1.6 million of valuation allowance associated with deferred tax assets for SFAS 158 pension accruals recorded to accumulated other comprehensive income in 2006. Discrete items affected the tax benefit for the first six months of 2007 and 2006. In the first six months of 2007, the Company recorded a tax benefit of $1.9 million relating to the partial reversal of a $5.0 million tax provision recorded in 2006 as then required to increase the deferred tax liabilities on undistributed earnings of the Company’s Canadian subsidiaries. This reversal resulted primarily from losses incurred by the Canadian subsidiaries in the first six months of 2007 that reduced their undistributed earnings. The amount of this reversal was $4.8 million at the end of the first quarter of 2007, and it declined to $1.9 million at June 30, 2007 primarily due to the effects of exchange rate fluctuations and a decrease in the net deferred tax liabilities of the Canadian subsidiaries. The Company recorded an additional tax benefit of $1.0 million in the first half of 2007 related to the reversal of prior period allowances. For the six months ended June 30, 2006, the Company reduced its state deferred tax liabilities on undistributed earnings of Canadian subsidiaries by $0.5 million, resulting in a corresponding income tax benefit. In the first six months of 2006, the Company reversed liabilities recorded in prior years which resulted in recognition of a $0.7 million income tax benefit.

6.	Debt

The Company’s outstanding debt balances were as follows:

	June 30, 2007	December 31, 2006
	(thousands)
Senior secured term loan credit facility, expiring in 2012, variable interest rate 13.07%	$186,403	$186,979
Senior secured revolving credit facility, expiring in 2012, variable interest rate 9.12%	34,119	—
Long-term obligation, due 2006-2013, effective rate 7.54%	6,157	6,159
8 3/8% senior notes due 2013, less unamortized discount of $6,790 and $7,188, respectively, effective rate 11.03%	53,210	52,812
8 3/8% debentures, due 2013, effective rate 8.54%	75,000	75,000

	354,889	320,950
Current portion	(220,997)	(474)

Long-term debt	$133,892	$320,476

The Company’s senior secured credit agreement includes both revolving and term loan facilities. These credit facilities are secured by substantially all of the assets of the Company and its subsidiaries.

The Company is in default of a covenant of its senior secured credit agreement that required the Company to generate EBITDA, as defined, of at least $30 million for the four-quarter period ended June 30, 2007. The Company generated EBITDA of $4.0 million for this period, including negative EBITDA of $24.8 million in the second quarter of 2007. The Company and its senior lenders have entered into a Forbearance Agreement pursuant to which the senior lenders have agreed that, until September 17, 2007 or the earlier occurrence of another default, they will forbear from exercising any rights or remedies they may have under the credit agreement arising from the existing default (including their right to declare all amounts thereunder immediately due and payable), and will permit the Company to continue to borrow under the revolving credit facility subject to all other terms and conditions of the credit agreement. As a result of the unwaived default, the Company has classified debt related to its senior secured credit agreement as current at June 30, 2007.

The Forbearance Agreement reduced total availability under the revolving facility from $75.0 million to $67.0 million with a maximum of $50.0 million available for cash borrowings and $17.0 million available for letters of credit. The Forbearance Agreement provides for the implementation of a mechanism, similar to that which exists in many other asset-based credit facilities, through which cash in the Company’s deposit accounts will be used to repay borrowings under the revolving credit facility on a daily basis and correspondingly increase availability under the facility. In addition, the borrowing base under the revolving credit facility is limited to the sum of certain eligible trade accounts receivable and inventories as reduced by bank products reserves and the aggregate of certain outstanding accounts payable balances. Under the Forbearance Agreement, the Company also agreed to pay a forbearance fee of approximately $925,000 payable with interest at the time all other obligations under the credit agreement are paid in full.

At June 30, 2007, the Company was utilizing $34.1 million under the revolving credit facility for cash borrowings and $16.7 million for outstanding letters of credit, leaving $15.9 million of availability for further cash borrowings and $0.3 million available for letters of credit after giving effect to the reductions under the Forbearance Agreement.

Outstanding borrowings under the term loans at June 30, 2007 were $66.9 million due June 28, 2012 and $119.5 million due September 28, 2012.

At June 30, 2007 and prior to the Forbearance Agreement, borrowings under the revolving credit facility bore interest at either LIBOR plus a spread of 2.25% to 3.0% or prime plus a spread of 1.25% to 2.0%, with the amount of the spread each month based on the average utilization of the revolving credit facility for the prior month. Revolving credit borrowings at June 30, 2007 were at a weighted-average rate of 9.12%. Under the Forbearance Agreement, effective July 1, 2007, interest accrues at the default rate of interest provided by the senior secured facility (which is 2.0% above the relevant interest rate).

At June 30, 2007 and prior to the Forbearance Agreement, the Company’s senior secured term loans bore interest at either LIBOR plus a spread of 3.75% to 7.75% or prime plus a spread of 2.75% to 6.75%, with the amount of the spread at any time based on the Company’s trailing four quarters’ EBITDA, as defined in the Credit Agreement, its ratio of outstanding obligations under the new facilities and obligations under capital leases to trailing four quarters’ EBITDA (Leverage Ratio), and whether trailing four quarters’ EBITDA is greater or less than 80% of projections for the period. As of June 30, 2007, the applicable interest rates were LIBOR plus 7.75% and prime plus 6.75%, making the effective rate on term loans 13.07%. Under the Forbearance Agreement, effective July 1, 2007, interest accrues at the default rate provided by the senior secured credit agreement (which is 2.0% above the relevant interest rate), so that the term loans now bear interest at either LIBOR plus a spread of 9.75% or prime plus a spread of 8.75%.

Future requirements under the EBITDA covenant of the credit agreement are EBITDA of at least $30 million for the four-quarter period ended September 30, 2007, EBITDA of at least $45 million for the four-quarter periods ended December 31, 2007 and March 31, 2008, EBITDA of at least $52.5 million for the four-quarter period ended June 30, 2008 and increasing levels of EBITDA for subsequent periods up to $70 million for the year ended December 31, 2009 and thereafter. Based on current estimates, the Company does not expect to be in compliance with this covenant for the four-quarter periods ending September 30, 2007 and December 31, 2007 and is uncertain of its ability to comply with this covenant in future periods.

Beginning effective March 31, 2009, another covenant under the senior secured credit agreement will require the Leverage Ratio to be no more than 2.75-to-1 as of the end of each quarter. The covenants also generally limit capital expenditures by the Company and its subsidiaries to $30 million per year, but with the unspent portion of the $30 million limit in any year (up to a maximum of $15 million) being available for expenditure in the next year. The credit facilities also include a covenant restricting the Company’s ability to pay dividends on its common stock unless and until EBITDA exceeds $55 million for any year and the Leverage Ratio at the end of that year is no more than 2.75-to-1.

The credit facilities also include certain mandatory and optional prepayment provisions related to the term loans, including mandatory prepayments of (i) 50% of any excess cash flow (as defined) declining to 25% of excess cash flow if the Leverage Ratio is less than 2.75-to-1, to be measured and paid annually, without prepayment premium; (ii) 100% of the net proceeds of certain asset sales and insurance recovery events, with the first $15.0 million of such proceeds to be absent any prepayment premiums and the excess to be subject to prepayment premiums; (iii) 100% of the net proceeds of certain stock issuances declining to 50% of such proceeds if the Leverage Ratio is less than 2.75-to-1, all subject to prepayment premiums; and (iv) 100% of certain receipts of funds, generally receipts from governmental agencies or similar entities, all subject to prepayment premium. Prepayment premiums with respect to the term loans are equal to four percent of the applicable prepayments made before June 29, 2009, one percent of applicable prepayments made after June 28, 2009 and before June 29, 2010, with no prepayment premium required for prepayments made thereafter. The prepayment premiums are applicable to the items discussed above and to prepayment of the entire term loan balance at the Company’s election; however, under the credit agreement, the Company may make optional principal reductions on the term loans without prepayment premium. If the Company elects to reduce or terminate the revolving credit facility before June 29, 2008, it must pay a fee equal to one percent of the reduction.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(thousands)
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,110	$1,065	$2,177	$2,113
Interest cost	1,950	1,839	3,832	3,649
Expected return on plan assets	(2,142)	(2,066)	(4,221)	(4,106)
Special termination benefits	409	—	409	—
Amortzation of prior service costs	64	62	124	122
Amortization of net actuarial loss	413	458	813	908

Net periodic benefit cost	1,804	$1,358	3,134	$2,686

Other amounts recognized in other comprehensive income:
Amortization of prior service costs	(64)		(124)
Amortization of net actuarial loss	(413)		(813)

Other amounts recognized in other comprehensive income	(477)		(937)

Total recognized in net periodic benefit cost and other comprehensive income	$1,327		$2,197

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(thousands)
Other Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$400	$410	$785	$813
Interest cost	818	771	1,605	1,530
Amortization of prior service credit	(38)	(17)	(74)	(33)
Amortization of net actuarial loss	321	388	635	768

Net periodic benefit cost	1,501	$1,552	2,951	$3,078

Other amounts recognized in other comprehensive income:
Amortization of prior service credit	38		74
Amortization of net actuarial loss	(321)		(635)

Other amounts recognized in other comprehensive income	(283)		(561)

Total recognized in net periodic benefit cost and other comprehensive income	$1,218		$2,390

8.	Stock-based Compensation

The Company accounts for share-based payment awards under SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that the cost resulting from all share-based payment awards be recognized as stock-based compensation expense at fair value over the period during which an employee is required to provide service in exchange for the award. The total compensation cost recognized in the income statement for share-based payment arrangements, including nonvested stock was $0.6 million, or $0.04 per basic and diluted share, and $0.8 million, or $0.05 per basic and diluted share for the three and six months ended June 30, 2007, respectively. The total compensation cost recognized for share-based payment arrangements was $0.2 million, or $0.01 per basic and diluted share, and $0.5 million, or $0.03 per basic and diluted share for the three and six months ended June 30, 2006, respectively. For the six months ended June 30, 2007 and 2006, there were no tax benefits recognized from share-based payment arrangements as the benefits were offset by increases to the corresponding valuation allowances. There was no impact on cash flow from operations or financing activities for the six months ended June 30, 2007 and 2006.

Under the principles of SFAS 123(R), the fair value of each stock option is estimated on the date of grant using the Black-Scholes options-pricing model based on the assumptions described below. Expected volatility is based on historical volatility from the Company’s daily closing stock price over the most recent five-year period. Other factors were considered in estimating volatility, such as future stock price fluctuations and the length of time the Company’s stock has been traded. Expected dividends are estimated to be zero. The expected option term represents the period of time that stock options are expected to be outstanding and is calculated from historical exercise activity. The risk-free rate is estimated from the five-year U.S. Treasury strip rate. Assumptions used to estimate the fair value of options granted in the first and second quarters of 2007 were as follows: risk-free interest rate of 4.7 percent; dividend yield of zero percent, expected volatility of 48 percent and average expected option life of 5.3 years.

Stock Incentive Plan

The Company maintains a Stock Incentive Plan (SIP) for directors, officers and key employees that provides for awards of stock, stock options and restricted stock. The SIP is administered by the Compensation Committee of the Board of Directors. Shares available for future grants under this plan totaled 864,467 as of June 30, 2007.

A summary of the stock option activity under the SIP is presented below:

	Six months ended June 30,
	2007				2006
	Number of shares	Exercise price per share	Weighted avg. years remaining	Aggregate intrinsic value	Number of shares	Exercise price per share	Weighted avg. years remaining	Aggregate intrinsic value
	(in thousands except exercise price per share and remaining year data)
Outstanding at beginning of period	1,056	$14			1,057	$15
Granted	81	7			55	5
Canceled and forfeited	(114)	13			(29)	14

Outstanding at end of period	1,023	$13	5.1	$—	1,083	$14	5.4	$8

Exercisable at end of period			4.4	—	855	$15	4.8	8

Stock options granted totaled 80,700 and 55,200 during the six months ended June 30, 2007 and 2006, respectively. No stock options were exercised during the six months ended June 30, 2007 and 2006. At June 30, 2007 and 2006, there was $0.8 million and $0.7 million of total unearned compensation cost related to stock options, respectively. That cost is expected to be recognized over 2.9 years and 2.8 years as of June 30, 2007 and 2006, respectively. The total grant-date fair values of options for which annual vesting occurred during the six months ended June 30, 2007 and 2006 were $0.4 million and $0.6 million, respectively.

Restricted Stock Awards

In the first six months of 2007 and 2006, the Company awarded 56,350 shares and 39,500 shares of restricted or nonvested stock, respectively. The majority of the awards vest and become unrestricted or issuable ratably over five years from the date of grant. The market value of the Company’s common stock on the date of grant determines the value of all nonvested stock. Compensation expense is recognized using the straight-line method over the period of service.

A summary of the Company’s nonvested stock activity is presented below:

	Six months ended June 30,
	2007		2006
	Number of shares	Amount per share	Number of shares	Amount per share
	(thousands except per share data)
Nonvested at beginning of period	109	$11	91	$16
Granted	56	7	40	5
Vested	(62)	12	(20)	16
Forfeited	(15)	10	(14)	13

Nonvested at end of period	88	8	97	12

As of June 30, 2007 and 2006, there was $0.7 million and $1.2 million, respectively, of total unearned compensation cost related to nonvested stock. That cost is expected to be recognized over 3.4 years and 3.8 years as of June 30, 2007 and 2006, respectively. The total grant-date fair value of shares for which annual vesting occurred during the six months ended June 30, 2007 and 2006 was $0.7 million and $0.3 million, respectively.

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

9.	Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(thousands)
Net loss	$(42,916)	$(21,825)	$(61,543)	$(29,845)
Other comprehensive income (loss), net of tax:
Reclassification of pension obligations in net periodic benefit costs	4,399	—	4,883	—
Foreign currency translation	16,184	8,705	14,977	9,123
Unrealized gains on financial derivative contracts	82	—	1,290	—

Total comprehensive loss	$(22,251)	$(13,120)	$(40,393)	$(20,722)

10.	Segment Information

The Company classifies its business into two operating segments: pulp and wood products. A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(thousands)
Revenues:
Pulp	$137,918	$115,819	$252,522	$226,659
Wood Products
Lumber	82,185	88,613	149,167	187,847
Chips, logs and other	16,414	9,129	35,289	22,066

	98,599	97,742	184,456	209,913

	$236,517	$213,561	$436,978	$436,572

Loss before income taxes:
Pulp	$(16,362)	$(2,331)	$(18,083)	$(540)
Wood Products	(7,784)	(3,253)	(15,535)	(2,596)
General Corporate	(6,137)	(4,890)	(11,335)	(10,126)

Total operating loss	(30,283)	(10,474)	(44,953)	(13,262)
Interest expense, net	(10,799)	(6,918)	(20,444)	(13,158)
Foreign exchange gain (loss), net	2,186	(222)	2,340	259
Loss on extinguishment of debt	—	(4,910)	—	(4,910)

	$(38,896)	$(22,524)	$(63,057)	$(31,071)

11.	Legal Matters and Contingencies

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

In 1992, the Oregon Department of Environmental Quality (ODEQ), based on detection of creosote and hydrocarbon contamination, determined that a vacant industrial site formerly owned by the Company in St. Helens, Oregon, required further investigation. The Company is currently participating in the investigation phase of this site. In 2006, the Company’s ecological and human health risk assessments were approved by ODEQ. The remediation liability balance was $5.8 million and $5.9 million at June 30, 2007 and December 31, 2006, respectively, representing the most likely estimated future remediation and monitoring costs at this site. The liability is for the estimated costs of soil, sediment and groundwater remediation and post-remediation monitoring costs, and is based on the Company’s assessment of the nature and extent of site contamination and remediation methodology. Site testing costs charged against the liability in the first six months of 2007 totaled $0.1 million. The Company is currently conducting a feasibility study to define site remedial action goals and expects the majority of the remediation costs to be incurred in 2009 and 2010, with post-remediation monitoring costs to begin in 2011 and to continue for 30 years.

The Company is working with the Washington Department of Ecology (WDOE) to remediate the Company’s former mill site sediments and surrounding area at Port Gamble, Washington. WDOE requested that the Company perform an investigation of sediments in the bay adjacent to the mill site to determine the extent of wood waste accumulation. Remediation dredging was completed in 2003 as part of the sediment clean up action plan submitted to WDOE. The Company received approval of its remediation plan from WDOE in April 2004 and submitted a sediment baseline study in October 2004. The sediment baseline study indicated that the site was approximately 80 percent recovered. In November 2004, the Company received a letter from WDOE requesting additional study and in the fourth quarter of 2006 concluded discussions with WDOE and agreed on further remediation steps for the site. An interim dredge and sediment testing was completed in the first quarter of 2007. The liability balance for this site was $1.2 million and $1.4 million at June 30, 2007 and December 31, 2006, respectively, representing the low end of the range of estimated future remediation and monitoring costs at this site and a related site previously leased as described below. The liability is for the estimated cost of dredging, sediment remediation and post-remediation monitoring costs, and is based on the Company’s preliminary assessment of the nature and extent of site contamination and remediation methodology. The Company is conducting a risk investigation and feasibility study to define what, if any, further actions are required to satisfy a final consent decree and final closure of the remediation. Costs charged against the liability in the first six months of 2007 totaled $0.2 million. If WDOE requires more extensive remediation or monitoring, it is reasonably possible that up to $1.0 million of additional remediation and monitoring costs could be incurred based on currently available information and analysis. The Company expects to incur the majority of the remediation costs in 2007 and 2008, with post-remediation monitoring costs to begin in 2009 and continue for eight years.

The Company formerly leased a 72-acre site adjacent to the Port Gamble sawmill site as a log raft holding area from the Washington Department of Natural Resources (WDNR). In 2003, the WDOE issued a “no further action” letter for the site declaring that there were negligible environmental effects from wood debris sediments at the log raft holding area. In 2004, WDNR advised the Company that it was proposing additional site investigations as a condition precedent to final termination of the lease. The Company is in discussions with the WDNR and WDOE on a resolution of the lease area issues.

In June 2002, the Company was requested by Environment Canada, based on detection of environmental contamination in an effluent treatment pond at the Mackenzie pulp mill, to remediate the basin. The environmental contamination occurred before the Company acquired the mill as a result of a manufacturing process that was discontinued at the mill in 1993. The Company has worked with British Columbia’s Ministry of Environment to develop an appropriate remediation strategy. The Company performed site testing and a series of partial basin dredges in 2003 and extensive dredging in 2004 and in 2005. The liability balance was $0.7 million at June 30, 2007 and December 31, 2006 representing the estimated cost of removing the remaining sources of water contamination. Based on test results, the Company does not plan to dredge in 2007 and believes that future dredges may be required to complete the remediation.

Labor Relations

Approximately 70 percent of the Company’s employees are covered under collective bargaining agreements. No collective bargaining agreements expire in 2007.

12.	Related Party Transactions

The Company has a 20 percent partnership interest in Lignum Forest Products LLP (Lignum), a lumber broker. The Company has a lumber brokerage agreement with Lignum whereby the Company delivers annually no less than 80 million board feet of lumber to Lignum-operated reloads in the southwest U.S. This contract has an indefinite term but can be cancelled by either party for various reasons. For the three and six months ended June 30, 2007, the Company recorded $6.0 million and $12.7 million of sales to Lignum, respectively. For the three and six months ended June 30, 2006, the Company recorded $4.6 million and $15.3 million of sales to Lignum, respectively. Accounts receivable at June 30, 2007 and December 31, 2006 included $1.3 million and $0.6 million, respectively, due from Lignum.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Default Under Senior Secured Credit Agreement

The Company is in default of a covenant of its senior secured credit agreement that required the Company to generate EBITDA, as defined, of at least $30 million for the four-quarter period ended June 30, 2007. The Company generated EBITDA of $4.0 million for this period, including negative EBITDA of $24.8 million in the second quarter of 2007. The Company and its senior lenders have entered into a Forbearance Agreement pursuant to which the senior lenders have agreed that, until September 17, 2007 or the earlier occurrence of another default, they will forbear from exercising any rights or remedies they may have under the credit agreement arising from the existing default (including their right to declare all amounts thereunder immediately due and payable), and will permit the Company to continue to borrow under the revolving credit facility subject to all other terms and conditions of the credit agreement. Although the Company may seek further forbearance or other relief from its senior lenders when the current Forbearance Agreement expires on September 17, 2007, it cannot provide any assurance that it will be successful in obtaining such further forbearance or other relief. Even if the Company is successful in obtaining additional covenant relief, the Company will continue to be challenged in its ability to maintain adequate levels of liquidity relative to the size of its operations.

The Company is continuing to explore alternatives to strengthen its balance sheet and generate cash, including one or more possible asset sales or other capital infusions, and is analyzing its ability to restructure its debt and other liabilities including, if necessary, through bankruptcy proceedings. In addition, the Forbearance Agreement requires the Company during the six-week forbearance period to solicit offers to purchase all or substantially all of the Company’s assets or equity interests. The Company has engaged Rothschild Inc. to assist in all those efforts.

Results of Operations

The Company’s operating performance significantly declined in the second quarter of 2007 compared to both the first quarter of 2007 and the second quarter of 2006. Higher pulp raw material and manufacturing costs combined with the negative impact of a strengthening Canadian dollar relative to the U.S. dollar offset improved pulp market prices and increased pulp shipments in the second quarter of 2007 as compared to the prior periods. The strengthening Canadian currency also impacted wood products manufacturing costs, which were also higher than the prior periods as a result of increased shipments. Lumber prices, while improving from the first quarter of 2007 levels, continued to reflect depressed lumber market conditions. Lumber shipments improved over both first quarter of 2007 and second quarter of 2006 levels.

The Company lost $42.9 million in the second quarter of 2007 on revenues of $236.5 million, compared with a net loss of $21.8 million in the second quarter of 2006 on revenues of $213.6 million and a net loss of $18.6 million in the first quarter of 2007 on revenues of $200.5 million. Net loss per share was $2.62 for the second quarter of 2007, compared with a net loss per share of $1.35 and $1.15 for the second quarter of 2006 and the first quarter of 2007, respectively. The Company lost $61.5 million for the six months ended June 30, 2007, compared with a net loss of $29.8 million for the same period one year ago. Net loss per share was $3.77 for the first six months of 2007, compared with a net loss per share of $1.84 for the first six months of 2006.

Near-term prospects for significant improvements in operating results are not promising. Until lumber market conditions improve, the Company will continue to be challenged by low lumber prices in the Wood Products business and raw material cost, availability and quality issues in the Pulp business. In addition, increases in the Canadian to U.S. dollar exchange rate in the second quarter of 2007 and continuing into the third quarter have resulted in a further challenge to improving the Company’s profitability. As of June 30,

2007, the Company had available cash borrowing capacity under its revolving line of credit of $15.9 million (after giving effect to the reductions in availability implemented under the Forbearance Agreement). Revolving credit borrowings increased by $10.6 million in the second quarter of 2007 as the operating loss was also funded in part by decreases in inventory and accounts receivable. Ongoing operating losses at levels similar to the loss in the most recent quarter will strain the Company’s available cash resources and increase the uncertainty regarding the Company’s ability to maintain operations without additional sources of liquidity or debt relief.

The following issues have significantly affected the Company’s recent operating results, and are expected to continue to affect the Company.

Financial Leverage

The Company’s total debt to total capitalization ratio was 81 percent at June 30, 2007 compared with 73 percent at December 31, 2006. Total debt increased from $321.0 million at December 31, 2006 to $354.9 million at June 30, 2007, and total stockholders’ equity decreased by $39.5 million, primarily as a result of the year-to-date net loss offset by an increase in the cumulative translation adjustment. The Company’s weighted average interest rate on its outstanding debt was 11.3 percent at both June 30, 2007 and 2006 compared with 11.6 percent at December 31, 2006. Under the terms of the Forbearance Agreement, effective July 1, 2007 interest on all borrowings under the senior secured credit agreement accrues at the default rate provided by the senior secured credit agreement (which is 2.0% above the relevant interest rate).

Cyclical Product Pricing

Average pulp and lumber price realizations in the first half of 2007 were 20 percent higher and 18 percent lower than in the first half of 2006, respectively. Average pulp price realizations in the second quarter of 2007 were 18 percent higher than in the second quarter of 2006 and 4 percent higher than the first quarter of 2007. Average lumber price realizations in the second quarter of 2007 were 16 percent lower than the second quarter of 2006 and 3 percent higher than the first quarter of 2007.

Exchange Rate Fluctuations

A strengthening Canadian dollar relative to the U.S. dollar increases the Company’s reported pulp and wood products manufacturing costs, which are incurred primarily in Canadian dollars, and similarly adversely affects the Company’s cash flows. The average Canadian to U.S. dollar exchange rate of 0.91 for the second quarter of 2007 was 2 percent higher than the 0.89 rate for the second quarter of 2006 and 7 percent higher than the 0.85 rate for the first quarter of 2007. The average Canadian to U.S. dollar exchange rate of 0.88 for the first half of 2007 was approximately equal to the rate for the same period of 2006. The Canadian dollar has continued to strengthen, with the exchange rate averaging 0.95 in July 2007; if this rate is maintained or further increased, there will be a further adverse effect on the Company’s manufacturing costs and cash flows for the third quarter of 2007.

Monthly remeasurement of monetary assets and liabilities held by the Company’s Canadian subsidiaries and denominated in currencies other than the Canadian dollar produces foreign currency gains and losses that are recorded in non-operating income and expense. When these assets and liabilities are translated back into U.S. dollars in preparing consolidated financial statements, the offsetting gains and losses are recorded in the foreign currency translation adjustment in other comprehensive income and, therefore, do not offset the earnings impact. A net U.S. dollar asset position within the Company’s Canadian subsidiaries produces foreign currency losses when the Canadian dollar strengthens at any balance sheet date as compared to the previous balance sheet date, whereas a net U.S. dollar liability exposure has the opposite effect producing foreign exchange gains when the Canadian dollar strengthens at any balance sheet date. Prior to June 28, 2006, the Canadian subsidiaries had a net U.S. dollar asset position due to holding U.S. dollar denominated receivables and cash with no offsetting U.S. dollar denominated debt. On

June 28, 2006, with the closing of the Company’s senior secured credit facilities, this position changed to a net U.S. dollar liability exposure as the Canadian subsidiaries borrowed $250 million in U.S. dollars. Accordingly, an increase in the value of the Canadian dollar relative to the U.S. dollar at any balance sheet date as compared to the prior balance sheet date now positively affects the Company’s results of operations, whereas prior to June 28, 2006 it had a negative effect. Moreover, the change to a net U.S. dollar liability position within the Canadian subsidiaries now produces foreign currency effects on earnings that are opposite to the effects of incurring manufacturing costs in Canadian dollars as discussed in the previous paragraph. The Canadian to U.S. dollar exchange rate was 0.94 at June 30, 2007 and 0.86 at December 31, 2006. Throughout the first six months of 2007 the monthly ending balance sheet rate ranged from a low of 0.85 to a high of 0.94 producing a net $8.7 million of foreign exchange remeasurement and transaction gains before hedging activities, of which $8.3 million was produced in the second quarter of 2007.

The Company uses foreign currency forward contracts to hedge the Canadian subsidiaries’ U.S. dollar denominated monetary assets and liabilities and forecasted revenue transactions to mitigate the effect of foreign currency exposures on its earnings. The Company estimates that the increase in the average Canadian to U.S. dollar exchange rate from the first quarter of 2007 to the second quarter of 2007, including the effects of these contracts decreased its operating margin for the second quarter of 2007 by approximately $9.4 million and increased non-operating income by approximately $2.2 million. The Company estimates that the effect of these contracts increased second quarter 2007 operating margin by $0.8 million and decreased non-operating income by $6.1 million.

Taxes on Lumber Exported from Canada into the United States

The Company’s lumber exports into the U.S. from Canada have been subject to Canadian export taxes since October 12, 2006, the effective settlement date of the Canadian – U.S. softwood lumber dispute. With this settlement, the U.S. government stopped collecting cash deposits of lumber import duties, which had been collected from May 22, 2002 through October 11, 2006. Lumber export taxes totaled $5.1 million and $10.1 million in the second quarter and first six months of 2007, respectively, compared with lumber import duties of $4.9 million and $10.7 million in the same periods of 2006.

The export charge structure applicable to the British Columbia Interior Region (Interior), where the Company’s Canadian operations are located, requires export charges to be paid in any month only when the Prevailing Monthly Price, as established by an average of the Random Lengths Framing Lumber Composite Index for the four-week period ending approximately 21 days before the beginning of the month, is less than or equal to $355 as measured in U.S. dollars per thousand board feet. The export charge for any month will be 5 percent if the Prevailing Monthly Price is at or below $355, 10 percent if the Prevailing Monthly Price is at or below $335, and 15 percent if the Prevailing Monthly Price is at or below $315. Additionally, if shipments from a region in any month exceed a specified Trigger Volume, generally representing 110 percent of the region’s share of a 34 percent total Canadian market share of expected U.S. softwood lumber consumption for the month, then a surge charge of 50 percent of the export charge for that month will be retroactively levied against all shipments from the region. From October 12, 2006 to June 30, 2007, the Company was subject to an export charge rate of 15 percent for its softwood lumber exports to the U.S.; however, it was not subject to the surge charge during this period. The Prevailing Monthly Price for August 2007 is $309, up from $286 for June 2007 and the Company has continued to be subject to an export tax rate of 15 percent in the third quarter of 2007. The Company [was not subject to the surge charge in July 2007] and is uncertain whether surge charges will be applicable for August 2007. For the term of the Canadian –U.S. Softwood Lumber Agreement (SLA), periods of relatively low lumber market prices (when the Prevailing Monthly price is below $355) will be accompanied by the imposition of export taxes on the Company’s lumber shipments to the U.S., compounding the adverse effects of low lumber prices on the Company’s results of operations and cash flows.

On March 30, 2007, the U.S. Government requested formal consultations with Canada over a number of issues related to the SLA including Canada’s interpretation of the surge clause. The U.S. has asserted that the SLA requires Trigger Volume levels in a quarter to be adjusted when actual U.S. softwood lumber consumption in the prior quarter differs by more than 5% from expected consumption, which could subject the Interior and, therefore, the Company to the 50% surge charge for prior periods. If the U.S. position were to prevail, the Company estimates that it would be subject to an additional export tax liability of approximately $3.5 million as of June 30, 2007. Talks between the two governments continue and could be referred to arbitration under the SLA. The ultimate outcome of these discussions cannot be predicted.

Planned Shutdown Maintenance Costs

The Company adopted FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP) as of January 1, 2007. Prior to adopting the FSP, the Company recognized the anticipated costs of its planned shutdown activities at its pulp mills ratably over the course of the fiscal year. As a result of adopting the FSP, the Company recognizes shutdown costs in the period in which they are incurred. The FSP required retrospective application to prior period financial statements and accordingly, operating results for 2006 interim periods reflect the reversal of any accrued or deferred costs of these planned major maintenance activities such that the major maintenance costs are recognized as they were incurred; however, the FSP did not have an impact on the December 31, 2006 consolidated financial position or consolidated annual results of operations for 2006. The Company’s Nanaimo and Mackenzie pulp mills performed their annual maintenance shutdowns during the second and third quarter, respectively, of 2006. As a result of the retrospective application of the FSP, pulp cost of sales for the three and six months ended June 30, 2006 are $7.3 million and $2.4 million, respectively, higher than amounts previously reported. This resulted in an increase to the loss before income taxes and net loss for the three and six months ended June 30, 2006 of $7.3 million, or $0.46 per basic and diluted share, and $2.4 million, or 0.15 per basic and diluted share, respectively, from the amounts previously reported. The Nanaimo and Halsey pulp mills completed their scheduled maintenance shutdowns for 2007 in June and March, respectively. The total costs recognized for these shutdowns for the second quarter and six months of 2007 was approximately $12 million and $15 million, respectively.

Selected Segment Data

	Three months ended			Six months ended June 30,
	June 30,		March 31,
	2007	2006	2007	2007	2006
	(thousands)
Revenues
Pulp	$137,918	$115,819	$114,604	$252,522	$226,659
Wood Products
Lumber	82,185	88,613	66,982	149,167	187,847
Chips, logs and other	16,414	9,129	18,875	35,289	22,066

Total Wood Products	98,599	97,742	85,857	184,456	209,913

	$236,517	$213,561	$200,461	$436,978	$436,572

Operating loss
Pulp	$(16,362)	$(2,331)	$(1,721)	$(18,083)	$(540)
Wood Products	(7,784)	(3,253)	(7,751)	(15,535)	(2,596)
General Corporate	(6,137)	(4,890)	(5,198)	(11,335)	(10,126)

Operating loss	$(30,283)	$(10,474)	$(14,670)	$(44,953)	$(13,262)

Depreciation and amortization
Pulp	$6,835	$6,942	$6,677	$13,512	$14,109
Wood Products	3,397	3,297	3,214	6,611	6,282
General Corporate	162	221	194	356	441

	$10,394	$10,460	$10,085	$20,479	$20,832

EBITDA (A)
Pulp	$(9,527)	$4,611	$4,956	$(4,571)	$13,569
Wood Products	(4,387)	44	(4,537)	(8,924)	3,686
General Corporate	(3,789)	(4,891)	(4,850)	(8,639)	(9,426)

	$(17,703)	$(236)	$(4,431)	$(22,134)	$7,829

Lumber import duties	$—	$4,900	$—	$—	$10,700

Lumber export taxes	$5,100	$—	$5,000	$10,100	$—

Pulp (metric tons)
Sales volume	202,000	200,000	174,500	376,500	407,100
Average price realization	$683	$579	$657	$671	$557
Lumber (thousand board feet)
Sales volume	248,000	225,800	209,100	457,100	469,800
Average price realization	$331	$392	$320	$326	$400

(A)

EBITDA equals net income (loss) before net interest expense, loss on extinguishment of debt, income tax provision (benefit) and depreciation and amortization. Segment EBITDA equals segment operating income (loss) before segment depreciation and amortization. EBITDA is a measure used by the Company's chief operating decision makers to evaluate operating performance on both a consolidated and segment-by-segment basis. The Company believes EBITDA is useful to investors because it provides a means to evaluate the operating performance of the Company and its segments on an ongoing basis using criteria that are used by the Company’s internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. The Company believes EBITDA is a meaningful measure because it presents a transparent view of the Company's recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, the Company believes that excluding items such as taxes and net interest expense enhances management's ability to assess and view the core operating trends in its segments. EBITDA is not a measure of the Company's liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of net interest expense and associated significant cash requirements, given the level of the Company's indebtedness; and the exclusion of depreciation and amortization which represent significant and unavoidable operating costs, given the capital expenditures needed to maintain the Company's businesses. Management compensates for these limitations by relying on GAAP results. The Company's measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following table reconciles net loss to EBITDA for the periods indicated:

	Three months ended			Six months ended June 30,
	June 30,		March 31, 2007
	2007	2006		2007	2006
	(thousands)
Net loss	$(42,916)	$(21,825)	$(18,627)	$(61,543)	$(29,845)
Interest expense, net	10,799	6,918	9,645	20,444	13,158
Loss on extinguishment of debt	—	4,910	—	—	4,910
Income tax provision (benefit)	4,020	(699)	(5,534)	(1,514)	(1,226)
Depreciation and amortization	10,394	10,460	10,085	20,479	20,832

EBITDA	$(17,703)	$(236)	$(4,431)	$(22,134)	$7,829

The following table reconciles operating loss to EBITDA for each of the Company’s Pulp and Wood Products operating segments:

	Three months ended			Six months ended June 30,
	June 30,		March 31,
	2007	2006	2007	2007	2006
	(thousands)
Pulp
Operating loss	$(16,362)	$(2,331)	$(1,721)	$(18,083)	$(540)
Depreciation and amortization	6,835	6,942	6,677	13,512	14,109

EBITDA	$(9,527)	$4,611	$4,956	$(4,571)	$13,569

Wood Products
Operating loss	$(7,784)	$(3,253)	$(7,751)	$(15,535)	$(2,596)
Depreciation and amortization	3,397	3,297	3,214	6,611	6,282

EBITDA	$(4,387)	$44	$(4,537)	$(8,924)	$3,686

The Company’s senior secured credit agreement subjects the Company to a financial covenant based on EBITDA. See “Liquidity and Capital Resources.” EBITDA is defined differently in the credit agreement and requires additional adjustments, among other items, to (i) eliminate refunds of prior years lumber import duties, (ii) include income tax benefits recognized in any quarter, and (iii) exclude certain other non-cash income and expense items. EBITDA as defined in the credit agreement was $4.0 million for the four-quarters ended June 30, 2007.

Four quarters ended June 30, 2007
(thousands)
Net income	$13,621
Interest expense, net	29,200
Income tax provision	11,010
Add back: Quarterly income tax benefits recognized	6,360
Depreciation and amortization	41,807
Refund of lumber import duties for prior years	(101,209)
Refund of lumber import duties expensed for the first half of 2006	(8,824)
Other non-cash income and expenses:
Net periodic benefit costs for pension and postretirement plans, net of benefits paid and cash contributions	4,680
Environmental accruals	4,536
LIFO accruals, net	2,128
Net unrealized foreign exchange gains recognized in earnings	(1,736)
Inventory write downs, net	1,429
Stock compensation and other	983

Credit agreement EBITDA	$3,985

Pulp

Revenues from the Company’s Pulp business totaled $137.9 million in the second quarter of 2007 compared with $115.8 million in the same quarter of 2006 and $114.6 million in the first quarter of 2007, an increase of 19 percent and 20 percent over the previous quarters, respectively. The increase in revenues compared with the second quarter of 2006 primarily related to higher sales prices. Compared with the first quarter of 2007, the increase in revenues was due to higher sales volumes and higher sales prices. Pulp generated an operating loss before corporate expenses, interest and income taxes of $16.4 million in the second quarter of 2007, compared with operating losses of $2.3 million and $1.7 million in the second quarter of 2006 and the first quarter of 2007, respectively. EBITDA from the Company’s pulp operations was a negative $9.5 million for the second quarter of 2007, compared with EBITDA of $4.6 million and $5.0 million for the second quarter of 2006 and first quarter of 2007, respectively.

Pulp generated an operating loss of $18.1 million on revenues of $252.5 million in the first six months of 2007, compared with an operating loss of $0.5 million on revenues of $226.7 million for the same period of 2006. EBITDA from Pulp for the first six months of 2007 was a negative $4.6 million compared with EBITDA of $13.6 million for the first six months of 2006.

According to RISI World Pulp Monthly, an industry trade publication, the average benchmark list price of NBSK pulp delivered into northern Europe was $783 per metric ton in the second quarter of 2007, compared with $665 per metric ton in the same quarter of 2006 and $757 per metric ton in the first quarter of 2007. The Company’s average pulp price for its mix of chip and sawdust pulp was $683 per metric ton in the second quarter of 2007, compared with $579 per metric ton in the second quarter of 2006, an increase of $104, or 18 percent, and $657 per metric ton in the first quarter of 2007, an increase of $26 per metric ton, or 4 percent. Total metric tons sold in the second quarter of 2007 were 1 percent higher compared with the second quarter of 2006 and 16 percent higher compared with the first quarter of 2007. Shipments in the first quarter of 2007 were abnormally low due to production constraints imposed by fiber availability and quality problems for the Canadian pulp mills, the planned maintenance shutdown at the Halsey pulp mill, and transportation delays caused by a Canadian National Railway strike. Pulp sales volume in the first six months of 2007 totaled 376,500 metric tons compared with 407,100 in the same period of 2006.

The steady decline of lumber prices in 2006 and lack of sufficient price recovery in 2007 has caused some sawmills located in both the U.S. and Canada to cease or reduce production. This decline has severely constrained the availability and quality of wood chip supply. As a result, the Company has expanded its geographic harvesting and sourcing areas and its supply chain to include wood chips and sawdust whose chemical make-up may be dissimilar to the Company’s historic supply of fiber. This shift in the characteristics has caused the Company to incur higher production costs to alter its manufacturing process while maintaining its pulp quality. The Company has experienced a substantial increase in its fiber and production costs beginning in the fourth quarter of 2006 and continuing into the second quarter of 2007. The on-going supply imbalance is expected to impact the remainder of 2007. The Company estimates that approximately 10,000 metric tons of production was lost at its Canadian pulp mills for the six months ended June 30, 2007, due to the availability and quality of wood chip and sawdust supply.

Pulp cost of sales was $151.6 million in the second quarter of 2007, compared with $115.2 million in the same quarter of 2006, an increase of 32 percent, and $113.3 million in the first quarter of 2007, an increase of 34 percent. Per metric ton, the average cost of pulp sold in the second quarter of 2007 increased 30 percent compared with the same period in 2006 and increased 16 percent compared with the first quarter of 2007. A significant factor affecting pulp cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian pulp mills from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar strengthened between the second quarter of 2006 and the second quarter of 2007, and the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in an approximately $2.4 million increase in pulp cost of sales, or a 2 percent increase in the average cost per metric ton of pulp sold in the second quarter of 2007. Excluding the effect of the stronger Canadian dollar, the average cost per metric ton of pulp sold was 28 percent higher in the second quarter of 2007 compared with the second quarter of 2006 primarily as a result of significantly higher fiber costs and reduced production caused by scheduled and unscheduled maintenance shutdowns as further described below and fiber availability and quality issues. Pulp inventory write-downs totaled $0.9 million at June 30, 2007, up from $0.6 million at March 31, 2007 and $0.1 million at June 30, 2006. Inventory write-downs reflect the difference between production costs and anticipated sales prices of period-end inventories. Compared with the first quarter of 2007, the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate increased second quarter 2007 pulp cost of sales approximately $7.0 million, and caused a 5 percent increase in average cost per metric ton of pulp sold. Second quarter pulp cost of sales also included approximately $12 million for the annual maintenance shutdown of the Nanaimo pulp mill, an increase of approximately $9 million over the cost incurred in the first quarter of 2007 for the planned maintenance shutdown of the Halsey pulp mill in that quarter. The annual maintenance shutdown of the Mackenzie pulp mill will occur in the third quarter of 2007 with a currently estimated cost of approximately $8 million. Excluding the effect of the stronger Canadian dollar and the increase in maintenance shutdown costs, the average cost per ton of pulp sold was 4 percent higher in the second quarter of 2007 compared with the first quarter of 2007, primarily due to the same fiber cost, productivity and operating issues referred to above, partially offset by lower energy costs. Cost of sales for the first quarter of 2007 was reduced by the Company’s receipt of business interruption proceeds of $1.9 million resulting from a Mackenzie pulp mill outage during the third and fourth quarters of 2006.

Year-to-date cost of pulp sales was $264.9 million compared with $221.3 million in the same period of 2006. Per metric ton, the average cost of pulp sold in the first six months of 2007 was 29 percent higher compared with the same period of 2006, primarily as a result of higher fiber, maintenance and energy costs. The value of the Canadian dollar relative to the U.S. dollar for the first six months of 2007 was approximately equal to the value for the first six months of 2006.

Pulp production totaled 177,100 metric tons in the second quarter of 2007, compared with 189,900 metric tons in the second quarter of 2006 and 182,800 metric tons in the first quarter of 2007. Pulp production totaled 359,900 metric tons in the first six months of 2007 compared with 399,600 metric tons in the corresponding 2006 period. Pulp production in the first six months of 2007 and 2006 included 100 metric tons and 2,500 metric tons, respectively, of pulp processed at the Company’s Halsey pulp mill from semi-finished (wetlap) pulp acquired from another pulp producer. The Halsey pulp mill has excess drying capacity that can be utilized during certain market conditions for the production of wetlap pulp. There was no wetlap production in the second quarter of 2007 and 2,000 metric tons of wetlap pulp was produced in the second quarter of 2006. The Company’s Nanaimo pulp mill took 18 days and 17 days of downtime associated with its planned maintenance outage in the second quarter of 2007 and 2006, respectively. Quarterly production was reduced by approximately 16,800 metric tons in 2007 and 20,000 metric tons in 2006 related to this downtime. In April 2007, the Company’s Mackenzie pulp mill experienced a mechanical failure in its Kamyr digester which caused a production shutdown for that mill of 14 days, reducing second quarter production by approximately 9,400 metric tons. The Company’s Halsey pulp mill took its planned maintenance outage, extended to include the installation of a new recovery boiler floor, in the first quarter of 2007 for 20 days reducing year-to-date production by approximately 11,000 metric tons. The Halsey pulp mill did not take a maintenance shutdown during 2006. The annual maintenance shutdown at the Mackenzie pulp mill is planned for the third quarter of 2007 and will reduce quarterly production by an estimated 7,900 metric tons. Production for the fourth quarter of 2007 is expected to be reduced by an estimated 10,000 to 15,000 metric tons as a result of the recently announced curtailment of one of the three production lines at the Nanaimo pulp mill due to the reduced supply of affordable fiber in the British Columbia coastal region.

Wood Products

Revenues from the Company’s Wood Products business totaled $98.6 million in the second quarter of 2007, compared with $97.7 million in the same quarter of 2006, a 1 percent increase, and $85.9 million in the first quarter of 2007, a 15 percent increase. The increase from the second quarter of 2006 resulted from increased lumber sales volumes and increased by-product revenues partially offset by lower sales prices. The increase from the first quarter of 2007 was due to increased lumber sales volumes and sales prices, partially offset by decreased by-product revenues. Wood Products generated an operating loss before corporate expenses, interest and income taxes of $7.8 million in both the second and first quarters of 2007, compared with an operating loss of $3.3 million in the second quarter of 2006. EBITDA from Wood Products was a negative $4.4 million in the second quarter of 2007, compared with EBITDA of $44,000 in the second quarter of 2006 and negative EBITDA of $4.5 million in the first quarter of 2007. The second quarter of 2007 and first quarter of 2007 results included $5.1 million and $5.0 million of lumber export taxes, respectively, compared with $4.9 million of lumber import duties in the second quarter of 2006.

Year-to-date revenues from the Company’s Wood Products business totaled $184.5 million compared with $209.9 million in the same period in 2006. Operating loss from Wood Products for the first six months of 2007 was $15.5 million compared with an operating loss of $2.6 million for the same period in 2006. EBITDA from Wood Products was a negative $8.9 million in the first six months of 2007, compared with $3.7 million in the first six months of 2006. The first six months of 2007 results included $10.1 million of lumber export taxes, compared with $10.7 million of lumber import duties in the same period of 2006.

Mill lumber prices in the U.S., as measured by Random Lengths prices for western spruce/pine/fir 2x4 lumber, averaged $258 per thousand board feet for the second quarter of 2007, compared with $312 per thousand board feet for the second quarter of 2006 and $246 per thousand board feet for the first quarter of 2007. The Company’s lumber sales prices averaged $331 per thousand board feet in the current quarter, a decrease of $61 per thousand board feet, or 16 percent, compared with $392 in the second quarter of last year. Compared with an average lumber sales price of $320 per thousand board feet in the first quarter of 2007, the Company’s average lumber sales price increased $11 dollars per thousand board feet, or 3 percent, in the second quarter of 2007. Lumber sales volume increased 10 percent to 248.0 million board feet in the second quarter of 2007 from 225.8 million board feet in the same quarter of 2006 and increased 19 percent compared with 209.1 million board feet in the first quarter of 2007.

Revenues from the sale of chips, logs and other increased $7.3 million compared with the second quarter of 2006, primarily due to increases in the price and volume of chips sold. Revenues from the sale of chips, logs and other decreased $2.5 million in the second quarter of 2007 compared with the first quarter of 2007, primarily due to a seasonal decrease in log sales and a decrease in chip volume due to a reduction in Midway operations due to market conditions, offset in part by an increase in the price of chips sold. Compared with the first six months of 2006, revenues from the sale of chips, logs and other increased $13.2 million in the first six months of 2007 primarily due to an increase in the price and volume of chips sold.

Wood Products cost of sales was $105.1 million in the second quarter of 2007 compared with $99.6 million in the same quarter of 2006, a 6 percent increase, and $92.4 million in the first quarter of 2007, a 14 percent increase. The average cost per thousand board feet of lumber sold in the second quarter of 2007 was 4 percent lower compared with both of the prior periods. The second and first quarter of 2007 included $5.1 million and $5.0 million, respectively, of lumber export taxes compared with $4.9 million of lumber import duties in the second quarter of 2006. On a per thousand board feet basis, the change in the export taxes included in the second quarter of 2007 decreased the average cost per thousand board feet of lumber sold by approximately 1 percent compared with the first quarter of 2007. Per thousand board feet, the export taxes in the second quarter of 2007 were approximately equal to the import duties incurred in the second quarter of 2006. A significant factor affecting Wood Products cost of sales is the average exchange rate used to translate operating costs of the Company’s Canadian lumber operations from Canadian dollars to U.S. dollars. The value of the Canadian dollar relative to the U.S. dollar strengthened between the second quarter of 2006 and the second quarter of 2007, and the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate resulted in a increase of approximately $1.7 million in Wood Products cost of sales, or a 2 percent increase in the average cost per thousand board feet of lumber sold in the second quarter of 2007. Excluding these factors, the average cost of lumber per thousand board feet sold for the second quarter of 2007 was 5 percent lower compared with the second quarter of 2006. Compared with the first quarter of 2007, the Company estimates that the increase in the average daily Canadian to U.S. dollar exchange rate increased second quarter 2007 Wood Products cost of sales approximately $4.8 million, and caused a 4 percent increase in average cost per thousand board feet of lumber sold. Excluding the effects of the stronger Canadian dollar and the change in export taxes, the average cost per thousand board feet of lumber sold was 8 percent lower in the second quarter of 2007 compared with the first quarter of 2007, primarily due to a reduction in inventory write-downs as a result of rising sales prices and a decrease in energy costs. Lumber and log inventory write-downs were $1.8 million at June 30, 2007, down from $3.8 million at March 31, 2007 but up from $0.9 million at June 30, 2006. Inventory write-downs reflect the difference between production costs and anticipated sales prices of period-end inventories.

For the first six months of 2007, cost of sales for Wood Products was $197.4 million compared to $209.5 million in the first six months of 2006. Per thousand board feet, the average cost of lumber sold in the first six months of 2007 was 3 percent lower than the same period in 2006. Included in Wood Products cost of sales in the first six months of 2007 were lumber export taxes of $10.1 million compared with $10.7 million of lumber import duties in the first six months of 2006. The value of the Canadian dollar relative to the U.S. dollar for the first six months of 2007 was approximately equal to the value for the first six months of 2006.

Lumber production totaled 201.2 million board feet in the second quarter of 2007, compared with 212.2 million board feet in the same quarter of 2006 and 239.2 million board feet in the first quarter of 2007. The decrease in production as compared with the second quarter of 2006 was primarily due to reduced production at Grand Forks and Fort St. James as a result of market-related production curtailments taken by both mills in the second quarter of 2007, offset by production at Midway which did not operate in the second quarter of 2006. The decrease in production as compared with the first quarter of 2007 primarily resulted from market-related production curtailments in the second quarter of 2007 at Midway, Grand Forks and Fort St. James. Lumber production totaled 440.4 million board feet in the first six months of 2007, compared with 465.3 million in the same period of 2006. The year-over-year decrease in production in 2007 primarily resulted from the planned reduction in Midway operations beginning in the second quarter of 2006 which was partially offset by a shift in production to the Grand Forks sawmill.

Selling, General and Administrative Expenses, Interest Expense, Loss on Extinguishment of Debt and Income Taxes

Selling, general and administrative expenses (SG&A) for the second quarter of 2007 totaled $10.2 million compared with $9.3 million in the same period of 2006 and $9.5 million in the first quarter of 2007. SG&A expenses in the second quarter of 2007 were $0.9 million higher than the same period a year ago, primarily due to an increase of $0.7 million in costs associated with financial consultants, legal and other professional services, an increase of $0.3 million in equity compensation expense and an increase of $0.2 million in sales commissions, offset by a reduction in costs of $0.3 million associated with a sales tax audit in 2006. SG&A expenses increased $0.7 million compared with the first quarter of 2007, due to similar factors as discussed above except offset by a decrease of $0.5 million in audit fees and a decrease of $0.2 million associated with uninsured losses that occurred in the first quarter.

SG&A for the first six months of 2007 totaled $19.6 million compared with $19.0 million in the same period of 2006, a 3 percent increase. The 2007 period includes higher cost associated with audit fees, sales commissions and equity compensation expense, partially offset by a reduction in costs associated with the prior years sales tax audit and the former receivables purchase agreement.

Interest expense for the second quarter of 2007 totaled $10.9 million compared with $7.0 million for the second quarter of 2006 and $10.1 million in the first quarter of 2007. Interest expense for the first six months of 2007 totaled $21.1 million compared to $13.3 million in the same period of 2006. The increase in interest expense for the second quarter of 2007 and first six months of 2007 compared to the corresponding periods in 2006 was primarily due to increased interest rates under the Company’s senior secured credit agreement entered into in June 2006. The increase in interest expense compared to the first quarter of 2007 was primarily due to an increase in outstanding debt.

In the second quarter of 2006, the Company entered into a senior secured credit agreement and borrowed under the new facilities to terminate and repay outstanding borrowings under its prior Canadian and U.S. revolving credit facilities and its Halsey pulp mill lease financings, and to terminate and repurchase all outstanding receivables under its receivables sales arrangement. The Company recorded a $4.9 million loss on extinguishment of debt for the three and six months ended June 30, 2006 as a result of this transaction.

The Company’s effective tax benefit rate including discrete items was 2 percent for the first six months of 2007 compared with an effective tax benefit rate of 4 percent in the first six months of 2006. Before discrete items, a tax benefit of $20.7 million resulting from the application of future Canadian statutory tax rates to the Company’s year to date pre-tax loss was more than offset by a $22.1 million increase in the valuation allowance. The increase in valuation allowance resulted from the Company’s determination that it is more likely than not that certain deferred tax assets will not be realized due to the significant increase in net operating losses generated in 2007. Included in this increase was $1.6 million of valuation allowance associated with deferred tax assets for SFAS 158 pension accruals recorded to accumulated other comprehensive income in 2006. Discrete items affected the tax benefit for the first six months of 2007 and 2006. In the first six months of 2007, the Company recorded a tax benefit of $1.9 million relating to the partial reversal of a $5.0 million tax provision recorded in 2006 as then required to increase the deferred tax liabilities on undistributed earnings of the Company’s Canadian subsidiaries. This reversal resulted primarily from losses incurred by the Canadian subsidiaries in the first six months of 2007 that reduced their undistributed earnings. The amount of this reversal was $4.8 million at the end of the first quarter of 2007, and it declined to $1.9 million at June 30, 2007 primarily due to the effects of exchange rate fluctuations and a decrease in the net deferred tax liabilities of the Canadian subsidiaries. The Company recorded an additional tax benefit of $1.0 million in the first half of 2007 related to the reversal of prior period allowances. For the six months ended June 30, 2006, the Company reduced its state deferred tax liabilities on undistributed earnings of Canadian subsidiaries by $0.5 million, resulting in a corresponding income tax benefit. In the first six months of 2006, the Company reversed liabilities recorded in prior years which resulted in recognition of a $0.7 million income tax benefit.

Liquidity and Capital Resources

The Company’s total debt to total capitalization ratio was 81 percent at June 30, 2007 compared with 73 percent at December 31, 2006. The increase in the debt ratio was due to an increase in outstanding debt and a decrease in shareholders’ equity. Total debt increased from $321.0 million at December 31, 2006 to $354.9 million at June 30, 2007. Total stockholders’ equity decreased by $39.6 million in the first six months of 2007 primarily due to a net loss, partially offset by an increase in accumulated other comprehensive income. Cash requirements in the first six months of 2007 included an increase in net working capital of $6.4 million and $11.4 million for capital expenditures.

Operating Activities

The Company funds its ongoing operations primarily through cash from operations and borrowings under credit facilities. The primary drivers of net cash from operations are prices the Company receives for its products, amounts paid for raw materials, labor, energy and other manufacturing expenses, fluctuations in the Canada to U.S. dollar exchange rate and Canadian export taxes paid on lumber exported to the United States.

Net cash used for operating activities during the first six months of 2007 was $40.8 million compared with net cash provided by operating activities of $20.3 million in the same period of 2006. The change in cash generated by operating activities in 2007 as compared with 2006 related primarily to a greater operating loss, increased interest expense and a decrease in income taxes payable. Significant changes in working capital in the first six months of 2007 were as follows: a decrease in accounts receivable of $1.6 million; a decrease in inventories of $0.8 million, primarily due to lower saw logs, lumber inventories and finished pulp, offset in part by an increase in pulp raw materials; and a decrease in income taxes payable of $14.9 million; partially offset by an increase in accounts payable and accrued liabilities of $2.0 million primarily due to higher trade payables from raw material inventory purchases and the Nanaimo planned maintenance shutdown. Pulp raw material inventories increased $27.1 million due to factors related to the ongoing fiber availability and cost issues stemming from the depressed lumber market and in anticipation of a threatened United Steelworkers strike which began on July 21, 2007. The United Steelworkers Union represents workers at several British Columbia coastal logging and sawmill companies. The strike will likely interrupt fiber supply throughout the British Columbia coastal region including the Company’s operations at the Nanaimo pulp mill. At December 31, 2006, the Company had a low volume of relatively high cost chip and sawdust inventory, which increased in both volume and per unit cost during the first six months of 2007 to a high level of inventory to help ensure sufficient raw material supply for the pulp mills. The raw material inventory increase in the first six months of 2007 also included an increase of approximately $7.2 million of chip logs purchased for a supplemental fiber supply. Saw log inventories decreased $14.7 million. The normal seasonal pattern for the Company requires a build of log inventories during the fourth and first quarters to allow the Company’s sawmills to operate without interruption during the “break-up” period each spring when northern forests thaw and muddy conditions curtail logging operations for one to two months.

Significant changes in working capital in the first six months of 2006 were as follows: a decrease in inventories of $24.9 million primarily due to a seasonal decrease in saw logs; a decrease in accounts receivable of $5.8 million, partially offset by an increase in prepaid expenses and other assets of $2.2 million and a decrease in accounts payable and accrued liabilities of $0.6 million resulting from the write-off of Halsey lease financing costs, offset in part by seasonal increases in property tax accruals.

Investing Activities

The Company invested $11.4 million and $15.0 million in capital projects in the first six months of 2007 and 2006, respectively. Prior to the current unwaived default under its senior secured credit agreement, the Company had planned for total capital expenditures of approximately $25.0 million in 2007. These capital projects relate primarily to facility improvements, equipment modernization, environmental compliance and energy and cost-saving projects. The Company had expected to finance these investments through cash generated from operations, existing cash balances, and existing credit facilities, but its ability to fully fund planned capital expenditures is now uncertain. Under the covenants of the Company’s credit agreement, capital expenditures for the Company are generally limited to $30 million per year, with provision for some carryover of unspent amounts into the succeeding year. The Company’s capital spending limit for 2007 is $32.8 million. In the first six months of 2006, as a result of its then new term credit agreement, the Company repurchased $23.9 million of accounts previously sold under its receivables purchase agreement.

Financing Activities

As reflected in the Condensed Consolidated Statements of Cash Flows, net cash provided by financing activities in the first six months of 2007 was $32.2 million compared with $24.7 million in the first six months of 2006. Significant financing activities in the first six months of 2007 included net borrowings of $32.8 million under the Company’s revolving credit facility. Significant financing activities in the first six months of 2006 included net additional borrowings of $250.0 million under the Company’s new credit facilities offset by the repayment of $203.3 million of revolving credit lines and long-term debt, and payment of $22.0 million in fees and costs associated with early extinguishment and debt issuance.

Credit Facilities

The Company’s senior secured credit agreement includes both revolving and term loan facilities. These credit facilities are secured by substantially all of the assets of the Company and its subsidiaries.

The Company is in default of a covenant of its senior secured credit agreement that required the Company to generate EBITDA, as defined, of at least $30 million for the four-quarter period ended June 30, 2007. The Company generated EBITDA of $4.0 million for this period, including negative EBITDA of $24.8 million in the second quarter of 2007. The Company and its senior lenders have entered into a Forbearance Agreement pursuant to which the senior lenders have agreed that, until September 17, 2007 or the earlier occurrence of another default, they will forbear from exercising any rights or remedies they may have under the credit agreement arising from the existing default (including their right to declare all amounts thereunder immediately due and payable), and will permit the Company to continue to borrow under the revolving credit facility subject to all other terms and conditions of the credit agreement. Although the Company may seek further forbearance or other relief from its senior lenders when the current Forbearance Agreement expires on September 17, 2007, it cannot provide any assurance that it will be successful in obtaining such further forbearance or other relief. Even if the Company is successful in obtaining additional covenant relief, the Company will continue to be challenged in its ability to maintain adequate levels of liquidity relative to the size of its operations. As a result of the unwaived default, the Company has classified debt related to its senior secured credit agreement as current at June 30, 2007.

The Forbearance Agreement reduced total availability under the revolving facility from $75.0 million to $67.0 million with a maximum of $50.0 million available for cash borrowings and $17.0 million available for letters of credit. The Forbearance Agreement provides for the implementation of a mechanism, similar to that which exists in many other asset-based credit facilities, through which cash in the Company’s deposit accounts will be used to repay borrowings under the revolving credit facility on a daily basis and correspondingly increase availability under the facility. In addition, the borrowing base under the revolving facility is limited to the sum of certain eligible trade accounts receivable and inventories as reduced by bank products reserves and the aggregate of certain outstanding accounts payable balances. Under the Forbearance Agreement, the Company also agreed to pay a forbearance fee of approximately $925,000, payable with interest at the time all other obligations under the credit agreement are paid in full.

At June 30, 2007, the Company was utilizing $34.1 million under the revolving credit facility for cash borrowings and $16.7 million for outstanding letters of credit, leaving $15.9 million of availability for further cash borrowings and $0.3 million available for letters of credit after giving effect to the reductions under the Forbearance Agreement.

Outstanding borrowings under the term loans at June 30, 2007 were $66.9 million due June 28, 2012, and $119.5 million due September 28, 2012.

Future covenant requirements for the Company under the credit agreement will be to generate EBITDA, as defined, of at least $30 million for the four-quarter period ended September 30, 2007, EBITDA of at least $45 million for the four-quarter periods ended December 31, 2007 and March 31, 2008, EBITDA of at least

$52.5 million for the four-quarter period ended June 30, 2008 and increasing levels of required EBITDA for subsequent periods up to $70 million for the year ended December 31, 2009 and thereafter. To meet the $30 million EBITDA covenant requirement for the four-quarter period ended September 30, 2007, the Company needs EBITDA, as defined, of at least $41.1 million in the third quarter of 2007 and needs EBITDA, as defined, of at least $64.5 million for the remainder of the year to meet the $45 million covenant requirement for the four-quarter period ended December 31, 2007. Based on current estimates, the Company does not expect to be in compliance with the EBITDA covenant for the four-quarter periods ending September 30, 2007 and December 31, 2007 and is uncertain of its ability to comply with this covenant in future periods. Beginning effective March 31, 2009, another covenant will require the Leverage Ratio to be no more than 2.75-to-1 as of the end of each quarter. The credit facilities also include covenants that restrict the Company’s ability to pay dividends on its common stock unless and until EBITDA exceeds $55 million for any year and the Leverage Ratio, as defined, at the end of that year is no more than 2.75-to-1 and a limitation of annual capital spending as discussed above.

Under the terms of the senior credit agreement, prepayment of the term loans as a result of asset sales, equity issuances, refinancings or otherwise will generally require payment of prepayment premiums currently equal to four percent of the prepaid amounts. Similarly, termination of the revolving credit facility before June 28, 2008 will require payment of a fee equal to one percent of the total facility.

Financial Outlook

The Company’s revolving credit facility now provides cash borrowing availability of $50.0 million and as of June 30, 2007 the Company had $34.1 million of cash borrowings outstanding under this facility. The Company is managing its working capital, including inventories, accounts receivable and accounts payable to conserve cash, and generated net cash of $35.6 million from changes in these working capital items in the second quarter of 2007 to help fund its losses and capital requirements. The Company believes that additional cash can be generated from working capital reductions in the third quarter, principally from reductions in pulp raw material inventories offset in part by the expected increase in saw log inventories from the seasonal low at the end of the second quarter. Nevertheless, at July 31, 2007, cash borrowings under the revolving credit facility had increased to $44.4 million primarily due to the payment of approximately $8 million in annual Canadian property taxes due in July, leaving $5.6 million available for further cash borrowings. At July 31, 2007, outstanding letters of credit were unchanged at $16.7 million. Moreover, as discussed above, the Company is currently in default under its senior secured credit agreement, and the senior lenders have agreed to forbear the exercise of their rights and remedies arising from that default only until September 17, 2007.

Although the Company may seek further forbearance or other relief from its senior lenders when the current Forbearance Agreement expires, it cannot provide any assurance that it will be successful in obtaining such further forbearance or other relief. Even if the Company is successful in obtaining additional covenant relief, the Company will continue to be challenged in its ability to maintain adequate levels of liquidity relative to the size of its operations. The Company is continuing to explore alternatives to strengthen its balance sheet and generate cash including one or more possible asset sales or other capital infusions, and is analyzing its ability to restructure its debt and other liabilities including, if necessary, through bankruptcy proceedings. In addition, the Forbearance Agreement requires the Company during the six-week forbearance period to solicit offers to purchase all or substantially all of the Company’s assets or equity interests. The Company has engaged Rothschild Inc. to assist in all those efforts.

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

On May 15, 2007, Standard & Poor’s Rating Services lowered the Company’s senior unsecured debt rating to CCC- from CCC and its corporate credit rating to CCC+ from B-, with a negative outlook. On May 17, 2007, Moody’s Investor Service lowered the Company’s senior unsecured debt rating to Ca from Caa3 and its corporate family debt rating to Caa2 from Caa1, with the outlook under review.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for interest rates relates primarily to long-term debt. The Company had no investment in marketable securities at June 30, 2007. The Company’s debt is 38 percent fixed rate with 62 percent of total debt at variable rates at June 30, 2007. The annual impact on the results of operations of a one percentage point interest rate change on the outstanding balance of its variable debt as of June 30, 2007 would be approximately $2.2 million; therefore interest expense could be significantly affected when market interest rates change.

The Company has exposure to foreign currency exchange rate risk due to its significant operations in Canada. For the Company, a weakening of the Canadian dollar relative to the U.S. dollar has a positive effect on the cost of operating in Canada but has a negative foreign currency translation effect on the Company’s net investment in Canadian operations. The Company’s net investment in Canadian subsidiaries is not hedged. The net assets of Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates were approximately $191.7 million at June 30, 2007. The potential change in these net assets resulting from a hypothetical 10 percent change in the Canadian to U.S. exchange rate would be approximately $19.2 million at June 30, 2007. Any gain or loss in net asset value would be reflected as a cumulative foreign currency translation adjustment. The change in net asset value would not affect cash flows or reported net income or loss of the Company, but would increase or decrease accumulated other comprehensive income, which is a component of stockholders’ equity.

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

Cash Flow Hedges

The Company has identified and quantified currency risks associated with Canadian operations where sourcing and manufacturing costs are primarily denominated in Canadian dollars and the related revenues are primarily denominated in U.S. dollars. To mitigate the risk to its operating margin, the Canadian subsidiaries enter into forward contracts to purchase U.S. dollars and designate these as cash flow hedges. The cash flow hedges are carried on the Company’s balance sheet at fair value with the effective portion of the gains or losses of the derivatives included in accumulated other comprehensive income (loss). Forward foreign exchange contracts receivable are included in prepaid expenses while forward foreign exchange contracts payable are included in other accrued liabilities in the consolidated balance sheet. All other components of the derivatives, such as time value, are excluded from the assessment of effectiveness and included in non-operating income or loss. For the six months ended June 30, 2007, such excluded components were $0.2 million. The Company did not have similar contracts in effect during the first six months of 2006. When the forecasted transaction occurs, the related gain or loss on the cash flow hedge is reclassified to revenue. The forward foreign exchange contracts generally expire within four to six months but no longer than 12 months. At June 30, 2007, the Company expects to reclassify the entire amount of $0.2 million of unrealized gains in accumulated other comprehensive income to earnings before income taxes during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

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

The table below provides information about the Company’s derivative financial instruments, comprised of forward foreign currency exchange contracts. The notional amounts reflected represent the U.S. dollar value of the contract amounts that will be delivered to the counter party on the settlement date:

	June 30, 2007			December 31, 2006
	Notional Amount Bought (Sold)	Average Rate	Fair Value	Notional Amount Bought (Sold)	Average Rate	Fair Value
	(dollars in thousands)
Non-designated forward contracts:
Forward foreign exchange contracts receivable	$—	—	$—	$70,000	1.114	$2,778
Forward foreign exchange contracts payable	70,000	1.132	(4,839)	—	—	—
Cash flow hedges:
Forward foreign exchange contracts receivable	(27,000)	1.066	200	(10,000)	1.160	27
Forward foreign exchange contracts payable	—	—	—	(110,000)	1.138	(1,934)

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

As of June 30, 2007, the Company had purchased forward natural gas contracts at market indexed and fixed-prices representing approximately 66 percent of its third quarter 2007 anticipated natural gas usage for its mills. Historically the Company’s forward purchase contracts for electricity and natural gas cover periods of twelve months or less. The Company buys forward 100 percent of its electricity requirements for its Halsey pulp mill, and at June 30, 2007, had purchased half of its forward electricity through July 2007 at a fixed price and the remainder at market-indexed prices.

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

Cautionary Language Regarding Forward-Looking Statements

This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the discussion of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this report, the words “anticipate,” “believe,” “estimate,” “may,” “will,” “expect,” “plan,” and “intend” and similar expressions, as they relate to us or our management, are intended to identify forward looking statements. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward looking statements. These statements are based upon the current expectations and assumptions of, and on information available to, our management. Further, investors are cautioned that, unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. In addition to specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially from those expressed or implied by the forward looking statements include (but are not limited to) the following:

We are currently in default under our senior secured credit agreement.

We are in default of a covenant of our senior secured credit agreement that required us to generate EBITDA, as defined therein, of at least $30 million for the four-quarter period ended June 30, 2007. Our EBITDA for the four-quarter period ended June 30, 2007 was $4.0 million, including negative EBITDA of $24.8 million in the second quarter of 2007. The senior lenders have agreed that, until September 17, 2007 or the earlier occurrence of another default, they will forbear from exercising any rights or remedies they may have under the credit agreement arising from the existing default, which include their right to declare all amounts thereunder immediately due and payable. We are continuing our ongoing efforts to explore alternatives to strengthen our balance sheet and generate cash including one or more possible asset sales or other capital infusions. Unless we are able to repay our senior lenders in full through one of these strategies prior to September 17, 2007, we will require further forbearance or other relief from our senior lenders. In that case, any failure by our senior lenders to provide such further relief could result in our inability to access our revolving credit facility or in the acceleration by them of our senior debt, which, in either case, would likely lead us to file bankruptcy proceedings.

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

Our total debt as a percentage of total capitalization at June 30, 2007 was 81 percent. This leverage, or higher leverage if we were to incur additional indebtedness, could have important consequences. Our high level of leverage requires a substantial portion of our cash flow from operations to satisfy debt service requirements, thereby reducing our ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, dividends and other general corporate purposes. High leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions.

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

Logs, wood chips and sawdust, the principal raw materials used in the manufacture of our products, are purchased in highly competitive, price-sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Supply and price of these raw materials are dependent upon a variety of factors, many of which are beyond our control. Other factors include changing environmental and conservation regulations and natural disasters, such as forest fires, infestations, wind storms or other extreme weather conditions. The steady decline of lumber prices in 2006 and continued depressed prices in 2007 has caused some sawmills located in both the U.S. and Canada to cease or reduce production that has constrained the availability and to a lesser extent, quality of wood chip supply for the Company’s pulp mills and has negatively impacted fiber costs and mill productivity. Availability, cost and mix of wood chips will continue to be negatively impacted until the lumber industry improves. A decrease in the supply of logs, wood chips and sawdust can cause higher raw material costs and, as a result, material fluctuations in our results of operations and cash flows.

Our Nanaimo pulp mill’s long-term fiber supply agreement with Weyerhaeuser Company Limited (Weyerhaeuser) was assumed by Cascadia Forest Products LTD (Cascadia) in May 2005, concurrent with the sale of Weyerhaeuser’s coastal sawmill and timberlands. Cascadia was acquired by Western

Forest Products, Inc. (Western) in May 2006. The contract allows us to acquire 1.7 million cubic meters of fiber per year through 2019. Western owns a number of mills in the surrounding area, any of which it may run to fulfill demand under the contract. On July 21, 2007, the United Steelworkers Union, which represents workers at several coastal logging and sawmill companies including Western went out on strike. Depending on the strike’s duration, it will likely impact our ability to obtain chips for our Nanaimo pulp mill. Our Mackenzie pulp mill purchases approximately 64 percent of its fiber requirements from a sawmill located in Mackenzie, British Columbia and operated by Canfor Corporation (Canfor). Recently, Canfor announced, due to market conditions, plans to operate its sawmill on a reduced basis, utilizing only one of its two production facilities, and estimated that it would begin this configuration beginning towards the end of the third quarter of 2007. Fiber is purchased at market or at prices determined under a formula intended to reflect market value of the fiber. Our contract with Canfor requires that a continued supply of chips are provided to our Mackenzie pulp mill whether it be from other Canfor sawmills or alternative sources. The failure by Western or Canfor to produce the required fiber pursuant to these contracts could have a material adverse financial effect on us. There can be no assurance that we will be able to obtain an adequate supply of softwood fiber for our pulp operations from these or alternate suppliers at costs that will allow us to remain competitive.

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

Our businesses are capital intensive, and we regularly incur capital expenditures to expand our operations, maintain our equipment, increase our operating efficiency and comply with environmental laws. Our total capital expenditures in the first six months of 2007 were $11.4 million. Prior to the unwaived default under our senior secured credit agreement, we had planned to spend a total of $25.0 million on capital expenditures for the entire year; however our ability to fully fund our planned capital expenditures is now uncertain. Our credit agreement limits our capital expenditures to $30 million per year, but with the unspent portion of the $30 million limit in any year (up to a maximum of $15 million) being available for expenditure in the next year. The Company’s capital spending limit for 2007 is $32.8 million. If we cannot maintain or upgrade our equipment or ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations, or we may become unable to manufacture our products at costs or quality that can compete effectively in one or more of our markets.

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

Energy is vital to our operations and is one of our significant raw materials. We estimate that energy comprised approximately 8 percent of the cost of sales of the Pulp segment and approximately 2 percent of the cost of sales of the Wood Products segment during the second quarter of 2007. Energy prices, particularly for electricity and natural gas, have been volatile in recent years. These fluctuations impact our manufacturing costs and contribute to earnings volatility. Increases in the cost of purchased energy have adversely affected, and further increases in such costs could further adversely affect, our operating results and cash flows.

If our relationships with our union employees were to deteriorate, we could be faced with labor shortages, disruptions or stoppages, which could adversely affect our business and reduce operating margins and income.

Approximately 70 percent of our employees are covered under collective bargaining agreements. If we were unable to reach agreement on the terms of any collective bargaining agreement with any group of our employees, we could be subject to work slowdowns or stoppages.

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

ITEM 3.	Defaults Upon Senior Securities

As discussed elsewhere in this report, the Company is in default of a covenant of its senior secured credit agreement that required the Company to generate EBITDA, as defined, of at least $30 million for the four-quarter period ended June 30, 2007. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Default Under Senior Secured Credit Agreement.”

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 10, 2007. The following members were elected to the Company’s Board of Directors to hold office for three-year terms expiring in 2010.

Nominee	In Favor	Withheld
Robert G. Funari	14,393,224	103,009
J. Keith Matheney	14,386,884	109,349

Additionally, the terms of office of the following directors continued after the annual meeting: Gordon P. Andrews, David J. Barram, Lionel G. Dodd, Kenneth G. Hanna; and Harold N. Stanton.

The shareholders ratified the appointment of KPMG LLP as the Company’s independent auditor for 2007 with 14,165,056 votes cast for and 291,976 votes cast against, and 39,201 abstentions.

ITEM 6.	Exhibits

(a)	Exhibits

Exhibit 4.1	Third Amendment dated May 16, 2007 to Credit Agreement dated June 28, 2006 between Pope & Talbot, Inc., Pope & Talbot Ltd., the Several Lenders, Lehman Brothers Inc., Lehman Commercial Paper Inc., Ableco Finance LLC, and Wells Fargo Financial Corporation Canada.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE & TALBOT, INC.
Registrant

Date: August 9, 2007	/s/ R. Neil Stuart
R. Neil Stuart
Vice President and
Chief Financial Officer